Form 10-Q
period 1995-03-31
TRICARE INC
filed 1995-05-09
CIK 858452

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



MARK ONE
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1995

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


      For the transition period from                  to
                                     ----------------    ----------------

                         Commission File Number 0-18217



                                 TRICARE, INC.
             (Exact name of registrant as specified in its charter)



              DELAWARE                                 33-0378756
    (State or other jurisdiction                     (I.R.S Employer
          of incorporation)                        Identification No.)

         3353 PEACHTREE ROAD, N.E., SUITE 1000, ATLANTA, GEORGIA  30326
             (Address of principal executive offices and zip code)
       Registrant's telephone number, including area code: (404) 364-8000


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----


         Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.


                   Class                     Outstanding at May 3, 1995
                   -----                     --------------------------
        Common Stock, $.01 par value                 17,593,454


================================================================================

                                     INDEX


                                                                             PAGE
                                                                             ----


PART  I.         FINANCIAL INFORMATION


Item 1.          Financial Statements

                     Consolidated Balance Sheets as of
                     December 31, 1994 and March 31, 1995                     1

                     Consolidated Statements of Operations for the
                     Three Months Ended March 31, 1994 and 1995               2

                     Consolidated Statements of Cash Flows for the
                     Three Months Ended March 31, 1994 and 1995               3

                     Notes to Consolidated Financial Statements               4


Item 2.              Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            5



PART II.         OTHER INFORMATION

Item 6.              Exhibits                                                13

SIGNATURES                                                                   14

                          TRICARE, INC. AND AFFILIATES
                          CONSOLIDATED BALANCE SHEETS
                                  (See Note 3)

                                                                             December 31,
                                                              December 31,       1994       March 31,
                                                                 1994          Proforma       1995
                                                              ------------   ------------  -----------
                                                              (Unaudited)    (Unaudited)   (Unaudited)
         ASSETS

CURRENT ASSETS:
    Cash and cash equivalents . . . . . . . . . . . . . .     $   150,000    $ 7,632,000   $ 2,329,000
    Accounts receivable, net of allowance for
         administrative discounts of $15,000 and
         $96,000 respectively . . . . . . . . . . . . . .         700,000      1,285,000     1,597,000
    Prepaid expenses, supplies and other  . . . . . . . .          62,000        142,000       252,000
                                                              -----------    -----------   -----------
         Total current assets . . . . . . . . . . . . . .         912,000      9,059,000     4,178,000

NET ASSETS RELATED TO DISCONTINUED
     OPERATIONS . . . . . . . . . . . . . . . . . . . . .            --        3,923,000     3,617,000
SECURITIES FROM SALE OF OCCU-CARE . . . . . . . . . . . .            --        2,050,000     2,050,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
    at cost net of accumulated depreciation
    and amortization  . . . . . . . . . . . . . . . . . .         558,000        850,000     1,291,000
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . .         130,000         13,000        14,000
GOODWILL AND OTHER INTANGIBLE ASSETS,
    net of accumulated amortization . . . . . . . . . . .       1,080,000      4,321,000     4,868,000
                                                              -----------    -----------   -----------
         Total assets . . . . . . . . . . . . . . . . . .     $ 2,680,000    $20,216,000   $16,018,000
                                                              ===========    ===========   ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt and
         financing leases . . . . . . . . . . . . . . . .     $    21,000    $    28,000   $     4,000
    Accounts payable  . . . . . . . . . . . . . . . . . .         783,000      1,305,000       376,000
    Accrued compensation and employee benefits  . . . . .         506,000        702,000     1,097,000
    Other accrued liabilities . . . . . . . . . . . . . .         578,000      1,363,000     1,119,000
    Accrued liabilities related to sale of Occu-Care  . .            --          498,000       464,000
    Bank line of credit . . . . . . . . . . . . . . . . .       1,000,000      1,000,000          --
    Note payable  . . . . . . . . . . . . . . . . . . . .       1,025,000      1,025,000          --
    Deferred income taxes . . . . . . . . . . . . . . . .            --           45,000         9,000
                                                              -----------    -----------   -----------
         Total current liabilities  . . . . . . . . . . .       3,913,000      5,966,000     3,069,000
                                                              -----------    -----------   -----------

DEFERRED INCOME TAXES RELATED TO
    DISCONTINUED OPERATIONS . . . . . . . . . . . . . . .            --          873,000      679,000

STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value:
         Authorized - 21,000,000 shares
         No shares outstanding
    Common Stock, $.01 par value:
         Authorized - 31,000,000 shares
         Issued and outstanding 9,733,000 shares at
             December 31, 1994 and 17,533,000 shares
                 at March 31, 1995  . . . . . . . . . . .         209,000        175,000       175,000
    Additional paid-in capital  . . . . . . . . . . . . .       1,565,000     16,209,000    16,209,000
    Retained earnings (deficit) . . . . . . . . . . . . .      (3,007,000)    (3,007,000)   (4,114,000)
                                                              -----------    -----------   -----------
         Total stockholders' equity . . . . . . . . . . .      (1,233,000)    13,377,000    12,270,000
                                                              -----------    -----------   -----------
         Total liabilities and stockholders' equity . . .     $ 2,680,000    $20,216,000   $16,018,000
                                                              ===========    ===========   ===========

                          TRICARE, INC. AND AFFILIATES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                             Three Months Ended
                                                                                  March 31,
                                                                         1994                 1995
                                                                         ----                 ----
                                                                                (Unaudited)
SALES . . . . . . . . . . . . . . . . . . . . . . . . . .             $2,555,000          $ 4,897,000
DIRECT EXPENSES . . . . . . . . . . . . . . . . . . . . .              2,182,000            4,346,000
                                                                      ----------          -----------
    GROSS PROFIT  . . . . . . . . . . . . . . . . . . . .                373,000              551,000

MARKETING AND SALES EXPENSE . . . . . . . . . . . . . . .                169,000              437,000
GENERAL AND ADMINISTRATIVE EXPENSES . . . . . . . . . . .                324,000            1,113,000
AMORTIZATION EXPENSE  . . . . . . . . . . . . . . . . . .                 97,000              145,000
                                                                      ----------          -----------
      OPERATING LOSS  . . . . . . . . . . . . . . . . . .               (217,000)          (1,144,000)

OTHER INCOME (EXPENSES):
    Interest Expense  . . . . . . . . . . . . . . . . . .                 (4,000)                 --
    Interest Income . . . . . . . . . . . . . . . . . . .                    --                36,000
    Other . . . . . . . . . . . . . . . . . . . . . . . .                 25,000                  --
                                                                      ----------          -----------
      TOTAL OTHER INCOME (EXPENSE)  . . . . . . . . . . .                 21,000               36,000
                                                                      ----------          -----------

NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . .             $ (196,000)         $(1,108,000)
                                                                      ==========          ===========


NET LOSS PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT  . . . . . . . . . . . . . . . . . .             $    (0.02)         $     (0.06)
                                                                      ==========          ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING  . . . . . . . . . . . . . . . . . . . .              9,733,000           17,533,000
                                                                      ==========          ===========

                          TRICARE, INC. AND AFFILIATES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Three Months Ended
                                                                                  March 31,
                                                                          1994                1995
                                                                          ----                ----
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) . . . . . . . . . . . . . . . . . . . .              $(196,000)         $(1,108,000)
Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
Depreciation and amortization . . . . . . . . . . . . . .                123,000              255,000

Changes in assets and liabilities, net of acquisitions:
    Accounts receivable . . . . . . . . . . . . . . . . .               (165,000)            (145,000)
    Prepaid expenses  . . . . . . . . . . . . . . . . . .                 (8,000)            (111,000)
    Deposits and other assets . . . . . . . . . . . . . .                 13,000              (17,000)
    Accounts payable  . . . . . . . . . . . . . . . . . .                 24,000             (929,000)
    Accounts compensation and benefits  . . . . . . . . .               (225,000)             359,000
    Accrued expenses  . . . . . . . . . . . . . . . . . .                (16,000)            (189,000)
    Deferred income taxes . . . . . . . . . . . . . . . .                    --               (36,000)
                                                                       ---------          -----------
    Total adjustments . . . . . . . . . . . . . . . . . .               (254,000)            (813,000)
                                                                       ---------          -----------

Net Cash provided by (used in) continuing operations  . .               (450,000)          (1,921,000)
                                                                       ---------          -----------
Net Cash provided by (used in) discontinued operations  .                    --                79,000
                                                                       ---------          -----------
Net Cash provided by (used in) operating activities . . .               (450,000)          (1,842,000)
                                                                       ---------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures  . . . . . . . . . . . . . . . .               (136,000)            (472,000)
    Purchase of Sullivan  . . . . . . . . . . . . . . . .                    --              (285,000)
    Acquisitions  . . . . . . . . . . . . . . . . . . . .                    --              (681,000)
                                                                       ---------          -----------
Net Cash provided by (used in) investing activities . . .               (136,000)          (1,438,000)
                                                                       ---------          -----------

NET CASH FROM FINANCING ACTIVITIES:
    Borrowings from short-term debt . . . . . . . . . . .                500,000                  --
    Payments on short-term debt   . . . . . . . . . . . .                    --            (1,007,000)
    Payments under line of credit agreement . . . . . . .                    --            (1,200,000)
    Proceeds - Common Stock, net  . . . . . . . . . . . .                  9,000                  --
    Proceeds - Stock Options, net . . . . . . . . . . . .                   --                    --
                                                                       ---------          -----------
Net Cash provided by (used in) financing activities . . .                509,000           (2,027,000)
                                                                       ---------          -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . .                (77,000)          (5,307,000)
CASH AND CASH EQUIVALENTS, at
    beginning of period . . . .     . . . . . . . . . . .                131,000              150,000
CASH ACQUIRED FROM ACQUISITIONS . . . . . . . . . . . . .                    --             7,486,000
                                                                       ---------          -----------
CASH AND CASH EQUIVALENTS, at end of period . . . . . . .              $  54,000          $ 2,329,000
                                                                       =========          ===========

                          TRICARE, INC. AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1994 AND 1995


(1) The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the combined financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1994. Footnote disclosure which would substantially duplicate the disclosure contained in those documents have been omitted.

(2) Net loss per common share has been computed based on the weighted number of the Company's common shares and common share equivalents (dilutive stock options) outstanding. The common stock equivalents related to stock options were not included in the computation due to their antidilutive effect. Fully diluted net loss per share has not been presented since it is not materially different from primary net loss per share.

(3) On January 10, 1995, TriCare acquired Transcend Services, Inc., a Georgia corporation ("Transcend") by the merger of Transcend into First Western
Health Corporation ("Merger").   Inasmuch as the merger is being treated for
financial accounting purposes as the acquisition of TriCare by Transcend, following the merger, the historical financial statements of Transcend have become the financial statements of TriCare and include the businesses of both companies after the effective date of the merger.

(4) On January 31, 1995, the Company acquired the assets of International Dictating Services ("IDS"), a Boston based medical transcription business for approximately $831,000, which consisted of approximately $681,000 paid in cash at closing with the balance payable to the sellers over the next two years.
The intangibles related to customer lists is being amortized over seven years and a non-compete agreement is being amortized over a two year period. The balance of the additional intangibles is goodwill which is being amortized over twenty years.

(5) The pro-forma amounts presented below represent the results of operations for the three months ended March 31, 1994 adjusted to include Sullivan Health & Rehabilitation, Inc., Script-Ease, Inc. and the additional overhead expenses for the entire period as compared to the three months ended March 31, 1995 as if they had occurred for all periods presented.

                                                                               Three Months
                                                                                   Ended
                                                                                 March 31,
                                                                                 ---------
                                                                         1994                  1995
                                                                         ----                  ----
                                                                                (Unaudited)
Sales . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 3,826,000          $ 4,897,000
                                                                      ===========          ===========

Net Income (Loss) . . . . . . . . . . . . . . . . . . . .             $  (439,000)         $(1,108,000)
                                                                      ===========          ===========

Net Income (Loss) per Share . . . . . . . . . . . . . . .             $     (0.02)         $     (0.06)
                                                                      ===========          ===========

Weighted Average Common . . . . . . . . . . . . . . . . .              17,533,000           17,533,000
Shares Outstanding                                                    ===========          ===========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    On January 10, 1995, TriCare acquired Transcend Services, Inc., a Georgia corporation ("Transcend") by the merger of Transcend into First Western Health Corporation ("Merger"). Inasmuch as the Merger is being treated for financial accounting purposes as the acquisition of TriCare by Transcend, following the merger, the historical financial statements of Transcend have become the financial statements of TriCare and include the businesses of both companies after the effective date of the merger. As a result, the operations of Sullivan prior to January 1995 are excluded from the historical financial statements. Transcend is a hospital services company focused on the outsourcing of Health Information Management (HIM) for health care providers.

    TriCare ("TriCare" or the "Company") was incorporated in California in 1976 and was reorganized as a Delaware corporation in 1988. The Company's applicant related service businesses of First Western Health Corporation ("First Western") and Veritas Healthcare Management ("Veritas") were discontinued on April 30, 1993 and substantially all of the assets and liabilities of another subsidiary, Occu-Care,Inc. ("Occu-Care") were sold on September 16, 1994. The net assets of discontinued operations is shown on the combined balance sheet and the related statement of cash flows as a separate line item and includes the discontinued operations of First Western, Veritas and Occu-Care. See "Discontinued Operations" below for further information. On June 15, 1994, TriCare acquired Sullivan Health and Rehabilitation, Inc. a healthcare case management company ("Sullivan").

    Certain states in which the Company currently operates have established fee schedules under their workers' compensation laws which apply to certain services provided by the Company. In addition, political, economic and regulatory influences are causing fundamental changes in the healthcare industry in the United States. Congress and various state legislatures are considering a number of legislative proposals to reform the healthcare system. The Clinton administration has expressed a commitment to increasing access to healthcare for the uninsured and controlling healthcare expenditures by both the public (Medicare and Medicaid) and private sectors. Reforms under consideration include mandated basic healthcare benefits, controls on healthcare spending through limitations on increases in private health insurance premiums and Medicare and Medicaid reimbursement, and fundamental changes to the healthcare delivery and payment system. In addition, some states in which TriCare operates are considering various healthcare reform proposals. TriCare anticipates that Congress and state legislatures will continue to review and assess alternative healthcare delivery systems and payment methods and that public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, no prediction can be made as to which, if any, reform proposals will be adopted, when they may be adopted or what impact they may have on the operations of TriCare. There can be no assurance that such reforms, if enacted, will not have a material adverse effect on TriCare.

     All interentity accounts and transactions have been eliminated in the accompanying combined financial statements.

RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the combined financial statements of TriCare contained elsewhere herein.

    The following table sets forth for TriCare's quarters ending March 31, 1994 and 1995, the dollar amount of its total revenues from each of its principal lines of business during such periods:

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                        --------------------
                                                                         1994          1995
                                                                        ------        ------
                                                                           (in thousands)
Contract Management . . . . . . . . . . . . . . . . . . . . .           $1,906        $2,807
Medical Transcription . . . . . . . . . . . . . . . . . . . .              457         1,208
Consulting and Coding . . . . . . . . . . . . . . . . . . . .              192           158
Case Management and Rehabilitation Services ("Sullivan")  . .              -             724
                                                                        ------        ------
    TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . .           $2,555        $4,897
                                                                        ======        ======

         Revenue increased 91.7% to $4,897,000 in the three months ended March 31, 1995 from $2,555,000 in the same prior year period. The increase in net revenues is primarily attributable to the Company's contract management division, reflecting the full year impact of contracts to manage the medical records department in a hospital entered into on June 1, 1994 and the transcription acquisitions of Script-Ease on September 1, 1994 and IDS on January 31, 1995. This increase also included the impact of case management revenue due to the Merger that occurred on January 10, 1995. The foregoing increases in revenue are offset slightly by a decline in consulting and coding revenue due to a greater emphasis on contract management.

         Gross profit increased 47.7% to $551,000 for the quarter ended March 31, 1995 from $373,000 in the first quarter of the prior year. Gross profit as a percentage of revenues declined to 11.3% for the three months ended March 31, 1995 from 14.6% in the same prior year period. This decrease was primarily attributable to the change in the overall revenue mix provided by the addition of case management revenues, which provided $724,000 in revenue and accounted for 28.3% of the total revenue increase. Case management profit margins were lower, on average, than either contract management or medical transcription. Transcription revenues, which historically have enjoyed higher profit margins than contract management revenue and case management revenue, increased 164.3% and accounted for 29.4% of the total revenue increase.

         The Company believes that, with respect to contract management revenues from any particular medical records management contract, its profit margin should increase over the life of the contract, due both to the nature of the Company's pricing of its contract management services and to operating efficiencies expected to be achieved over the life of such a contract. The Company negotiates its contract management fees on a basis which will represent, at contract inception, immediate savings to the contracting hospital over historical costs of operating the managed functions, and for this purpose, the Company utilizes fixed installment fee payment arrangements. In the early term of such a contract, the Company's expenses in providing the contract services remain relatively high, as a percentage of contract revenues received, as set-up and training costs are incurred, new procedures are implemented and departmental reorganizations are implemented. Completion of such steps should result in lower operating expenses, which in turn should increase the profit margin of a constant revenue stream over time. Assuming increases in the number of its contract management clients, possible centralization of certain of the services provided to multiple clients, as well as related economies of scale, profit margins on contract management revenues should trend higher. The Company is also seeking to alleviate its current declining trend of profit margins as a percentage of total revenues, both by seeking to achieve greater operating efficiencies in its contract management operations and by increasing the amount of its medical records transcription revenues, which historically have enjoyed higher profit margins than contract management service revenues. Moreover, for the reasons discussed above, Transcend believes that its margins on contract management revenues will increase in the future. However, there can be no assurance as to future margin trends.

         Marketing and sales expenses increased 158.6% to $437,000 in the three months ended March 31, 1995 from $169,000 in the same prior year period and increased as a percentage of revenues to 8.9% for the quarter ended March 31, 1995 from 6.6% in the first quarter of the prior year. The increase reflects increased expenses associated with heightened marketing of the contract management division's services, including expansion of its sales force and the additional marketing and sales costs related to case management services of Sullivan. A majority of the increase in costs in this category was in the form of additional salaries and sales commissions. Management expects this staffing level will be sufficient to support Transcend's growth needs for the reasonably foreseeable future.

         General and administrative expenses increased 243.5% to $1,113,000 in the three months ended March 31, 1995 from $324,000 in the same prior year period and increased as a percentage of revenues, to 22.7% for the quarter ended March 31, 1995 from 12.7% in the first quarter of the prior year. The increase reflects additional expense for increased management and support staff to support the Company's present and future growth and the additional overhead of TriCare and Sullivan due to the merger that occurred on January 10, 1995. Management expects this corporate structure will be sufficient to support Transcend's growth needs for the reasonably foreseeable future.

         The increase in amortization expenses to $145,000 from $97,000 in the first quarter of the prior year reflects the impact of the intangible assets associated with the acquisition of Script-Ease which occurred on September 30, 1994, the acquisition of IDS which occurred on January 31,

1995 and the additional amortization expense related to the Merger which occurred on January 10, 1995.

         Transcend's loss from operations increased to $1,108,000 for the quarter ended March 31, 1995 from $196,000 in the first quarter of the prior year period.

         Other income increased to $36,000 in for the quarter ended March 31, 1995 from $21,000 in the first quarter of the prior year period, primarily as the result of the impact of interest income.


DISCONTINUED OPERATIONS

First Western / Veritas

         During fiscal 1993, the Company experienced negative trends in its applicant related service businesses, First Western and Veritas. As conditions further deteriorated within the industry, the Company's healthcare subsidiaries, First Western and Veritas, and their related managed medical groups decided on April 30, 1993 to abandon their businesses related to medical/legal evaluations and related services.

         The net assets of the discontinued operations of First Western and Veritas are shown on the combined balance sheet and the related statement of cash flows as a separate line item.

         The net assets related to the discontinued operations at March 31, 1995 were $3,617,000. This amount consisted of $5,871,000 in net accounts receivable and $2,254,000 in accrued liabilities, which consisted primarily of amounts accrued for the cost of collections, rental obligations and miscellaneous future obligations and liabilities of First Western and Veritas. The Company intends to continue vigorously pursuing the collection of its accounts receivable and expects to realize substantially all of its net assets over the next several years. The Company will continue to evaluate the net realizability of the net assets related to discontinued operations. Any such evaluation could result in an adjustment that may potentially be material to the carrying value of this asset.

         On September 17, 1993, TriCare and its healthcare subsidiaries and the physician-owned medical groups that have contracts with the healthcare subsidiaries initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against twenty-two insurance carriers seeking $115 million in compensatory damages claiming abuse of process, intentional interference with contractual and prospective economic relations and unfair business practices which led to the discontinuation of the business of TriCare's healthcare subsidiaries and their contracting associated medical groups in April 1993 (the "Lawsuit"). Certain of the defendants in the Lawsuit have filed cross complaints seeking restitution from TriCare, its healthcare subsidiaries and their associated managed medical groups for funds previously paid to the medical groups and other damages. The costs associated with the above claims cannot be ascertained with any certainty but are expected to be substantial. The Company intends to defer such costs until resolution of the litigation. There can be no assurance as to the outcome of this litigation, including potential recovery, if any, of the Company's claims, or damages if any. Based upon facts and circumstances known to date, in the opinion of management, final resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.



Occu-Care

         Pursuant to an Asset Acquisition Agreement dated September 16, 1994, TriCare sold substantially all of the assets and liabilities of its wholly-owned subsidiary, Occu-Care to AmHealth, Inc. ("AmHealth") for a sales price of $4,000,000, consisting of $1,500,000 in cash paid at closing and $2,500,000 in notes receivable.

         TriCare did not receive its first interest payment on its $2,500,000 notes receivable from its sale of the assets of Occu-Care, which constituted an event of default. Therefore, TriCare has deferred recognition of the gain from the transaction in the amount of $450,000. Any recognition of the deferred gain will be determined under the cost recovery method. The Company also has not recognized any interest income from the notes receivable. TriCare entered into negotiations with the buyer, and on December 30, 1994, the Company entered into an agreement to exchange its notes receivable of $2,500,000 for 2,500,000 shares of $1.00 convertible redeemable preferred stock. The dividend is cumulative at a rate of 6.5% per annum. Under certain circumstances and at TriCare's option, the preferred stock is convertible into common stock of AmHealth, Inc. The preferred stock is subject to mandatory redemption as follows: 1,500,000 shares (less any shares previously converted) are to be redeemed on December 1, 1995, and the balance redeemed in nineteen quarterly installments commencing December 1, 1995 which was consistent with the payment
schedule of the original notes.   The amount the Company will ultimately
realize could differ materially from the carrying value of the investments as reflected in the financial statements due to changes in the financial condition of the purchaser.

         The securities from the sale of Occu-Care and the accrued liabilities related to the sale of Occu-Care are shown as separate line items on the balance sheet. The related statement of cash flow is shown as a separate line item along with First Western and Veritas as discontinued operations.



LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are internally generated funds and the net assets of the Company's discontinued operations, which it expects to collect over the next several years, together with its cash on hand.

         The Company's working capital increased during the three months ended March 31, 1995, from a deficit of $3,093,000 at December 31, 1994 to $1,109,000 at March 31, 1995. This increase in working capital for the three months ended March 31, 1995, as compared with the period ended December 31, 1994, arises from the combination of several factors. The Merger increased working capital by $6,195,000, which was offset by the following: first, the acquisition of another transcription business (IDS) as described below; second, the financing from current cash sources of capital expenditures for equipment during the three months ended March 31, 1995, as described below; and finally, the continued funding of losses from Transcend's operations. The latter factor results from increases in Transcend's administrative and marketing departments, which increased significantly in the fourth quarter of 1994, in anticipation of
targeted increases in Transcend's contract records management business.   Such
increases should be offset by operating revenues as the number of Transcend's management contracts increases, although there can be no assurances in that regard.

         During the three months ended March 31, 1995, TriCare's cash balance increased by $2,179,000, from $150,000 to $2,329,000. This change resulted primarily from $7,486,000 cash received from the Merger, offset by using cash reserves to repay Transcend's outstanding indebtedness under both of Transcend's bank credit facilities totaling $2,025,000; $1,921,000 used in operating activities including approximately $450,000 in merger costs; capital expenditures of $472,000 (principally computer and optical imaging equipment); $285,000 for the final payment related to the acquisition of Sullivan and approximately $680,000 related to the January 31, 1995 acquisition of IDS, a medical transcription company.

         Net cash provided by discontinued operations for the three months
ended March 31, 1995 was $79,000.   The majority of the cash was generated by
the discontinued applicant medical/legal evaluation business and related primarily to the collection of accounts receivable, offset by the related costs of First Western and Veritas and the pay down of liabilities related to the sale of Occu-Care. Management believes that TriCare has experienced unreasonable delays from some insurance carriers in making payments on claims for receivables from discontinued operations of First Western and Veritas. Based upon existing legislation, management believes the ultimate collectability of its accounts receivable has been properly reflected in the Company's financial statements. However, there are no assurances that changes in state workers' compensation laws or interpretations of administrative rules will not occur which would further lengthen the collection process beyond management's expectations, or otherwise impair ultimate collectability.

         Cash flow used in investing activity for the three months ended March 31, 1995 consisted principally of purchases of capital equipment totalling $472,000; final payment of $285,000 for the Sullivan acquisition and $681,000 related to the purchase of IDS in January 1995. Upon consummation of the Merger, the Company used $2,027,000 in financing activities to repay Transcend's bank credit facilities.

         TriCare continues to experience negative cash flow from operations. For the three months ended March 31, 1995, negative cash flow from operations was $1,842,000, which included approximately $500,000 paydown of higher than normal aging of Transcend's payables and approximately $450,000 in merger costs. For the month ended April 30, 1995, negative cash flow was approximately $250,000. Moreover, on April 19, 1995, Transcend acquired Medical Transcription of Atlanta ("MTA"), for $550,000 in cash paid at closing plus additional non-cash consideration (see SUBSEQUENT EVENTS below). This leaves the Company with a cash balance of approximately $1,200,000 at April 30, 1995. Notwithstanding the foregoing, the Company anticipates that margin contribution from expected new contract management sales and from recently acquired transcription businesses, increasing margins in existing contract management and transcription operations and a planned reduction of sales, general and administrative costs (as a percentage of total revenue) will permit the Company during the course of 1995 to slow the rate of negative cash flow from operations recently experienced by the Company and achieve positive cash flow from operations by the end of 1995. Based on the foregoing, the Company anticipates that cash on hand, together with internally generated funds and cash collected from discontinued operations, will be sufficient to finance continuing operations and the cash requirements of its discontinued operations for the next twelve months. Although the Company's goal is to achieve positive cash flow by the end of 1995, there can be no assurances in that regard.

The Company is currently seeking a lender to provide a credit facility to support its short-term cash needs as well as to finance cash required for future acquisitions. The Company believes that such financing may be obtained from banks or other financing alternatives, although the availability of such financing may be dependent upon the Company providing and a security interest in the Company's accounts receivable or the assets to be acquired. The Company will not make any further acquisitions except in consideration of issuance of its securities until such time, if any, as its operations become profitable or it is able to obtain a credit facility to finance acquisitions. There can be no assurances that additional financing can be obtained particularly if the Company continues to experience negative cash flow.


INFLATION

         Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company's ability to increase prices and/or lower expenses in amounts offsetting inflationary cost increases and on reimbursement levels established by state authorities.


SUBSEQUENT EVENTS

         On April 19, 1995 the Company purchased defined assets and liabilities of Medical Transcription of Atlanta, Inc. ("MTA"), a medical transcription company, for a negotiated price of One million, three hundred seventy-two thousand five hundred dollars ($1,372,500) as follows:

(i) The sum of Five hundred fifty thousand dollars ($550,000) in cash at closing; (ii) a Subordinated Promissory Note, secured by a security interest in the acquired fixed assets, in the face amount of One hundred thousand dollars ($100,000) bearing interest at 8.5% per annum. (All accrued interest and principal shall be paid on the maturity date of January 2, 1996); (iii) a Subordinated Promissory Note, secured by a security interest in the acquired fixed assets, in the face amount of Five hundred fifty thousand dollars ($550,000) bearing interest at 8.5% per annum commencing May 19, 1995, payable monthly thereafter, with the principal and interest payable in sixty equal monthly installments starting May 19, 1995 and continuing until April 19, 2000;
(iv) One hundred seventy-two thousand five hundred dollars ($172,500) of TriCare Stock (60,000 shares) issued at closing.

PART II.      OTHER INFORMATION

Item 6.           Exhibits

a.  Exhibits


      11      Computation of per share net income (loss).

      27      Financial Data Schedule (for SEC use only)

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 9, 1995                         By: /s/ Larry G. Gerdes
                                              ----------------------------------
                                              Larry G. Gerdes
                                              President, Chief Executive Officer
                                              (Principal Executive Officer)




Date: May 9, 1995                         By: /s/ David W. Murphy
                                              ----------------------------------
                                              David W. Murphy
                                              Chief Financial Officer
                                              (Principal Financial Officer)