Form 10-Q
period 1995-06-30
TRANSCEND SERVICES INC
filed 1995-08-14
CIK 858452

================================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q



MARK ONE
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1995

                                      OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


     For the transition period from                  to
                                    ----------------    ----------------

                        Commission File Number 0-18217



                           TRANSCEND SERVICES, INC.
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


                                 TriCare, Inc.
         3353 Peachtree Road, N.E., Suite 1000, Atlanta, Georgia 30326
                                 May 31, 1994
             (Former Name, Former Address and Former Fiscal Year)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

         Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.



                   Class                                     Outstanding at July 31, 1995
                   -----                                     ----------------------------
         Common Stock, $.01 par value                               17,678,000

===========================================================================================

                                     INDEX


                                                                                             PAGE
                                                                                             ----


PART  I.         FINANCIAL INFORMATION


Item 1.          Financial Statements

                     Consolidated Balance Sheets                                               1

                     Consolidated Statements of Operations                                     2

                     Consolidated Statements of Cash Flows                                     3

                     Notes to Consolidated Financial Statements                                4


Item 2.              Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                             6


PART II.         OTHER INFORMATION

Item 6.            Exhibits                                                                   13

SIGNATURES                                                                                    15

                            TRANSCEND SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)

                                  (SEE NOTE 3)

                                                                                                 DECEMBER 31,
                                                                                 DECEMBER 31,        1994        JUNE 30
                                                                                     1994          PROFORMA       1995
                                                                                  ----------     -----------   -----------
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...................................................   $150,000      $7,632,000      $641,000
     Accounts receivable, net of allowance for doubtful accounts of $15,000 at December 31, 1994 , actual and proforma,
          and $81,000 at June 30, 1995...........................................    700,000       1,285,000     1,904,000
     Prepaid expenses, supplies and other........................................     62,000         142,000       293,000
                                                                                  ----------     -----------   -----------
               Total current assets..............................................    912,000       9,059,000     2,838,000


NET ASSETS RELATED TO DISCONTINUED OPERATIONS....................................        -         3,923,000     3,425,000
SECURITIES FROM SALE OF OCCU-CARE................................................        -         2,050,000     2,050,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     net of accumulated depreciation and amortization............................    558,000         850,000     1,356,000
OTHER ASSETS.....................................................................    130,000          13,000        21,000
GOODWILL AND OTHER INTANGIBLE ASSETS,
     net of accumulated amortization.............................................  1,080,000       4,321,000     5,771,000
                                                                                  ----------     -----------   -----------
               Total assets...................................................... $2,680,000     $20,216,000   $15,461,000
                                                                                  ==========     ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt and financing leases......................    $21,000          28,000       198,000
     Accounts payable............................................................    783,000       1,305,000       793,000
     Accrued compensation and employee benefits..................................    506,000         702,000       962,000
     Other accrued liabilities...................................................    578,000       1,363,000       991,000
     Accrued liabilities related to sale of Occu-Care............................       -            498,000       313,000
     Bank line of credit.........................................................  1,000,000       1,000,000          -
     Note payable................................................................  1,025,000       1,025,000       442,000
     Deferred income taxes.......................................................       -             45,000        11,000
                                                                                  ----------     -----------   -----------
               Total current liabilities.........................................  3,913,000       5,966,000     3,710,000
                                                                                  ----------     -----------   -----------
DEFERRED INCOME TAXES RELATED TO
     DISCONTINUED OPERATIONS.....................................................       -            873,000       667,000

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value :
          Authorized - 21,000,000 shares
          No shares outstanding
     Common Stock, $.01 par value :
          Authorized - 30,000,000 shares
          Issued and outstanding 9,733,000 shares at December 31, 1994
          and  17,678,000  shares at June 30, 1995...............................    209,000         175,000       177,000
     Additional paid-in capital..................................................  1,565,000      16,209,000    16,414,000
     Retained earnings (deficit)................................................. (3,007,000)     (3,007,000)   (5,507,000)
                                                                                  ----------     -----------   -----------
          Total stockholders' equity............................................. (1,233,000)     13,377,000    11,084,000
                                                                                  ----------     -----------   -----------
          Total liabilities and stockholders' equity............................. $2,680,000     $20,216,000   $15,461,000
                                                                                  ==========     ===========   ===========

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  JUNE 30                     JUNE 30
                                             1994         1995           1994         1995
                                           ---------   ----------      ---------   ----------
SALES...............................       $2,934,000   $5,520,000     $5,489,000  $10,417,000
DIRECT COSTS........................        2,424,000    4,919,000      4,606,000    9,265,000
                                            ---------   ----------      ---------   ----------
     GROSS PROFIT...................          510,000      601,000        883,000    1,152,000

MARKETING AND SALES EXPENSE.........          196,000      587,000        365,000    1,024,000
GENERAL AND ADMINISTRATIVE EXPENSES.          390,000    1,241,000        714,000    2,354,000
AMORTIZATION EXPENSE................           88,000      167,000        185,000      312,000
                                            ---------   ----------      ---------   ----------
     OPERATING LOSS.................         (164,000)  (1,394,000)      (381,000)  (2,538,000)

OTHER INCOME (EXPENSES):
     Interest income................             -          10,000              0       47,000
     Interest expense...............           (7,000)      (9,000)       (11,000)      (9,000)
     Other..........................             -            -            25,000         -
                                            ---------   ----------      ---------   ----------
          TOTAL OTHER INCOME (EXPENSE)         (7,000)       1,000         14,000       38,000
                                            ---------   ----------      ---------   ----------
LOSS BEFORE PROVISION FOR
     INCOME TAXES...................         (171,000)  (1,393,000)      (367,000)  (2,500,000)
PROVISION FOR (BENEFIT FROM)
     INCOME TAXES...................             -           -              -           -
                                            ---------   ----------      ---------   ----------
NET LOSS............................        ($171,000) ($1,393,000)     ($367,000)  (2,500,000)
                                            =========   ==========      =========   ==========
NET LOSS PER COMMON SHARE AND
     COMMON SHARE EQUIVALENT........           ($0.02)      ($0.08)        ($0.04)      ($0.14)
                                            =========   ==========      =========   ==========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING....................        9,733,000   17,605,000      9,733,000   17,605,000
                                            =========   ==========      =========   ==========

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                 SIX MONTHS ENDED
                                                     JUNE 30
                                               1994              1995
                                             --------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  ($367,000)      ($2,500,000)
Adjustments to reconcile net loss to
     net cash provided by
     (used in) operating activities:
Depreciation and amortization.............    240,000           565,000

Changes in assets and liabilities,
  net of acquisitions:
     Accounts receivable..................    (21,000)         (258,000)
     Prepaid expenses.....................    (57,000)         (152,000)
     Deposits and other assets............     14,000            18,000
     Accounts payable.....................    (40,000)         (511,000)
     Accounts compensation and benefets...    (24,000)          296,000
     Accrued expenses.....................   (230,000)         (471,000)
     Deferred income taxes................      -               (35,000)
     Other................................      -               (15,000)
                                             --------        ----------
     Total adjustments....................   (118,000)         (563,000)
                                             --------        ----------
Net Cash provided by (used in)
          continuing operations...........   (485,000)       (3,063,000)
                                             --------        ----------
Net Cash provided by (used in)
          discontinued operations.........      -               107,000
                                             --------        ----------
Net Cash provided by (used in)
          operating activities............   (485,000)       (2,956,000)
                                             --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures.................   (307,000)         (649,000)
     Disposal and transfer of
       property...........................      -                59,000
     Purchase of Sullivan.................      -              (285,000)
     Acquisitions.........................      -            (2,054,000)
                                             --------        ----------
Net Cash provided  by (used in)
          investing activities............   (307,000)       (2,929,000)
                                             --------        ----------

NET CASH FROM FINANCING ACTIVITIES:
     Borrowings from debt.................    880,000           648,000
     Payments on debt.....................      -            (2,040,000)
     Proceeds-Common stock, net...........      -               173,000
     Proceeds-Stock options, net..........      -                35,000
Net Cash provided  by (used in)
                                             --------        ----------
          financing activities............    880,000        (1,184,000)
                                             --------        ----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS.....................     88,000        (7,069,000)
CASH AND CASH EQUIVALENTS,
     at beginning of period...............    131,000           150,000
CASH ACQUIRED
     FROM ACQUSITIONS.....................      -             7,560,000
                                             --------        ----------
CASH AND CASH EQUIVALENTS,
     at end of period.....................   $219,000        $  641,000
                                             ========        ==========

                           TRANSCEND SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1994 AND 1995


(1) References to the Company mean the Registrant. The term Transcend Services, Inc. refers to the operation of Transcend Services, Inc., which was acquired by the Company in January, 1995 via merger (the "Merger"; see (4) below). The term TriCare refers to the operations of the Registrant prior to the Merger.

(2) The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the combined financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1994. Footnote disclosure which would substantially duplicate the disclosure contained in those documents have been omitted.

(3) Net loss per common share has been computed based on the weighted number of the Company's common shares and common share equivalents (dilutive stock options) outstanding. The common stock equivalents related to stock options were not included in the computation due to their antidilutive effect. Fully diluted net loss per share has not been presented since it is not materially different from primary net loss per share.

(4) On January 10, 1995, TriCare acquired Transcend Services, Inc., a Georgia corporation ("Transcend") by the merger of Transcend into First Western Health Corporation ("Merger"). Inasmuch as the merger is being treated for financial accounting purposes as the acquisition of TriCare by Transcend, following the merger, the historical financial statements of Transcend have become the financial statements of TriCare and include the businesses of both companies after the effective date of the merger.

(5) On January 31, 1995, the Company acquired the assets of International Dictating Services ("IDS"), a Boston based medical transcription business for approximately $831,000, which consisted of approximately $681,000 paid in cash at closing with the balance payable to the sellers over the next two years.
The intangibles related to customer lists is being amortized over seven years and a non-compete agreement is being amortized over a two year period. The balance of the additional intangibles is goodwill which is being amortized over twenty years.

(6) On April 19, 1995, the Company acquired the assets of Medical Transcription of Atlanta, Inc. ("MTA") for $1,372,000, consisting of $550,000 paid in cash at closing, promissory notes of $100,000 and $550,000, and 60,000 shares of Transcend common stock valued at $172,000 at the time of the acquisition. The intangibles related to customer lists are being amortized over seven years and a non-compete agreement is being amortized over a three-year period. The balance of the additional intangibles is goodwill which is being amortized over twenty years.

(7) On May 31, 1995, Transcend Services, Inc., a California corporation following its January 10, 1995 merger into TriCare, and Veritas Healthcare Management, a California corporation owned by TriCare, merged into the TriCare corporation, whose name was then changed to "Transcend Services, Inc."

(8) The pro-forma amounts presented below represent, for the Company, the results of operations for the six months ended June 30, 1994 adjusted to include Sullivan Health & Rehabilitation, Inc., Script-Ease, Inc., MTA and the additional overhead expenses for the entire period as compared to the six months ended June 30, 1995 as if they had occurred for all periods presented.



                                                                          Six Months Ended
                                                                              June 30
                                                          -----------------------------------------------
                                                             1994                                1995
                                                             ----                                ----
                                                                            (Unaudited)
         Sales                                            $9,028,000                            $10,923,000

         Net Income (Loss)                                $ (729,000)                           $(2,457,000)

         Net Income (Loss) Per Share                          $(0.04)                           $     (0.14)

         Weighted Average Common
         Shares Outstanding                               17,533,000                             17,605,000

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On January 10, 1995, TriCare acquired Transcend Services, Inc., a Georgia corporation ("Transcend") by the merger of Transcend into First Western Health Corporation ("Merger"). Inasmuch as the Merger is being treated for financial accounting purposes as the acquisition of TriCare by Transcend, following the merger, the historical financial statements of Transcend have become the financial statements of TriCare and include the businesses of both companies after the effective date of the merger. As a result, the operations of Sullivan prior to January 1995 are excluded from the historical financial statements. Transcend is a hospital services company focused on the outsourcing of Health Information Management (HIM) for health care providers. Note the paragraph below for more information on TriCare and discontinued operations.

         TriCare was incorporated in California in 1976 and was reorganized as a Delaware corporation in 1988. The Company's applicant related service businesses of First Western Health Corporation ("First Western") and Veritas Healthcare Management ("Veritas") were discontinued on April 30, 1993 and substantially all of the assets and liabilities of another subsidiary, Occu-Care, Inc. ("Occu-Care") were sold on September 16, 1994. The net assets of discontinued operations is shown on the combined balance sheet and the related statement of cash flows as a separate line item and includes the discontinued operations of First Western, Veritas and Occu-Care. See "Discontinued Operations" below for further information. On June 15, 1994, TriCare acquired Sullivan Health and Rehabilitation, Inc. a healthcare case management company ("Sullivan").

          All interentity accounts and transactions have been eliminated in the accompanying combined financial statements.

RESULTS OF OPERATIONS FOR THE QUARTER ENDING JUNE 30, 1995

         The following discussion should be read in conjunction with the combined financial statements of the Company contained elsewhere herein.

         The following table sets forth for the Company's quarter ending June 30, 1994 and 1995, the dollar amount of its total revenues from each of its principal lines of business during this three month period:

                                                                       Three Months Ended
                                                                             June 30
                                                                       ------------------
                                                                         (In Thousands)
                                                                              1995

Contract Management/Outsourcing . . . . . . . . . . . .                $2,313      $2,751
Medical Transcription . . . . . . . . . . . . . . . . .                   474       1,755
Consulting and Coding . . . . . . . . . . . . . . . . .                   147         143
Case Management & Rehabilitation
     Services ("Sullivan")  . . . . . . . . . . . . . .                   --          873
                                                                       ------      ------

     TOTAL        . . . . . . . . . . . . . . . . . . .                $2,934      $5,522
                                                                       ======      ======

                 Revenue increased 88.1% to $5,520,000 in the three months ended June 30, 1995 from $2,934,000 in the same prior year period. The increase in net revenues is primarily attributable to the Company's transcription operations' three acquisitions of Script-Ease on September 1, 1994; IDS on January 31, 1995; and MTA on April 19, 1995. The increase also included the impact of Sullivan's case management revenue and the addition of two outsourcing contracts (in the medical records' departments of hospitals) with start dates of June 1, 1994 and January 1, 1995.

                 Gross profit increased 17.8% to $601,000 for the quarter ended June 30, 1995 from $510,000 in the second quarter of the prior year. Gross profit as a percentage of revenues declined to 10.9% for the three months ended June 30, 1995 from 17.4% in the same prior year period. This decrease was primarily attributable to:

                 - A temporary decline in gross margins in the Pittsburgh (Script-Ease) and Boston (IDS) transcription operations. Some of this decrease in gross margin reflects Transcend's investment in improving operations post-acquisition. The Company has implemented necessary changes with respect to these two (2) sites.

                 - Contract outsourcing profit margins decreased in the second quarter of 1995 (from 15.6% in 1994 to 6.7% in 1995) due to a limited number of sites experiencing a temporary increase in labor costs.

Sullivan's performance year to date in 1995 shows its gross profit margins improving from 13.4% for the quarter ending March 31, 1995 to 18% for the quarter ending June 30, 1995.

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

         The Company is seeking to alleviate its current declining trend of profit margins as a percentage of total revenues through (i) the achievement of greater operating efficiencies in its contract outsourcing, transcription and Sullivan case management sites; (ii) the implementation of new procedures and departmental reorganizations in its selling and administrative functions; and
(iii) by increasing the amount of its medical transcription revenues, which historically have enjoyed higher profit margins than the contract outsourcing and Sullivan case management operations.

         Marketing and sales expenses increased 200% to $587,000 in the three months ended June 30, 1995 from $196,000 in the same prior year period and increased as a percentage of revenues to 10.6% for the quarter ended June 30, 1995 from 6.7% in the quarter ending June 30, 1994. The increase reflects increased expenses associated with heightened marketing of the contract outsourcing services, including expansion of its sales force and the additional marketing and sales costs related to case management services of Sullivan. Management expects this staffing level will be sufficient to support the Company's growth needs for the reasonably foreseeable future.

         General and administrative expenses increased 218.2% to $1,241,000 in the three months ended June 30, 1995 from $390,000 in the same prior year period and increased as a percentage of revenues, to 22.5% for the quarter ended June 30, 1995 from 13.3% in the second quarter of the prior year. The increase reflects additional expense for increased management and support staff to support the Company's present and future growth and the additional overhead of TriCare and Sullivan due to the Merger that occurred on January 10, 1995. Management expects this corporate structure will be sufficient to support the Company's growth needs for the reasonably foreseeable future.

         The increase in amortization expenses to $167,000 from $88,000 in the second quarter of the prior year reflects the impact of the intangible assets associated with the acquisition of Script-Ease, IDS, MTA and the additional amortization expense related to the Merger which occurred on January 10, 1995.

         The Company's loss from operations increased to $1,394,000 for the quarter ended June 30, 1995 from $164,000 in the second quarter of the prior year period.

         Other income increased to $1,000 in for the quarter ended June 30, 1995 from ($7,000) in the second quarter of the prior year period, primarily as the result of the impact of interest income.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995

         The following discussion should be read in conjunction with the combined financial statements of the Company contained elsewhere herein.

         The following table sets forth for the Company's six month period ending June 30, 1994 and 1995, the dollar amount of its total revenues from each of its principal lines of business during this six month period:

                                                                                   Six Months Ended
                                                                                        June 30
                                                                                 --------------------
                                                                                    (In Thousands)

                                                                                   1994         1995
                                                                                   ----         ----
Contract Management/Outsourcing . . . . . . . . . . . .                          $4,209       $ 5,557
Medical Transcription . . . . . . . . . . . . . . . . .                             932         2,961
Consulting and Coding . . . . . . . . . . . . . . . . .                             348           302
Case Management & Rehabilitation
     Services ("Sullivan")  . . . . . . . . . . . . . .                            --           1,597
                                                                                 ------       -------

     TOTAL        . . . . . . . . . . . . . . . . . . .                          $5,489       $10,417
                                                                                 ======       =======

         Revenue increased 89.8% to $10,417,000 for the six months ended June 30, 1995 from $5,489,000 in the same prior year period. As previously stated, the increase is primarily attributable to the Company's transcription operations which reflected an increase of 217.7% related to three acquisitions from September 1, 1994 to June 30, 1995. Revenues from contract outsourcing increased 32% due to the addition of two new outsourcing contracts. 32.6% of the overall revenue increase came from the addition of Sullivan's case management revenues.

         Gross profit increased 30.5% to $1,152,000 for the six months ended June 30, 1995 from $883,000 in the same prior year period. Gross profit as a percentage of revenues declined to 11.1% for the six months ended June 30, 1995 from 16.1% in the same prior year period. The decrease is primarily attributable to a decline in the average transcription margins as a result of the Script-Ease and IDS acquisitions. As stated previously, this decline is expected to be temporary as changes have been implemented that should positively impact gross margin levels at these two sites. Gross margins in contract outsourcing remained stable at 13% for 1994 and 1995 and Sullivan's case management margins are currently at 15.9% for the six month period ended June 30, 1995. As previously stated, Sullivan's performance year to date in 1995 shows its gross profit margins improving from 13.4% for the quarter ending March 31, 1995 to 18% for the quarter ending June 30, 1995.

         Marketing and sales expenses increased 180.5% to $1,024,000 for the six months ended June 30, 1995 from $365,000 in the same prior year period and increased as a percentage of revenues to 9.83% for the six month period ending June 30, 1995 from 6.6% for the same prior year period. As stated in the quarterly review, the increase is attributable to expenses associated with heightened marketing of contract outsourcing including expansion of its sales force and the additional sales costs related to the case management services of Sullivan.

         General and administrative expenses increased 229.7% to $2,354,000 for the six months ended June 30, 1995 from $714,000 in the same prior year period and increased as a percentage of revenues to 22.6% from 13%, respectively. As stated in the quarterly review, the increase reflects additional expense for increased management and support staff to position the Company for future growth, as well as the additional overhead of TriCare and Sullivan due to the Merger.

         The increase in amortization expenses to $312,000 from $185,000 for the six months ended June 30, 1995 is a result of additional intangible assets associated with the three named medical transcription acquisitions and the additional amortization expense related to the Merger.

         The Company's loss from operations increased to $2,538,000 for the six months ended June 30, 1995 from $381,000 for the same prior year period.

         Other income increased to $38,000 for the six months ended June 30, 1995 from $14,000 for the same prior year period primarily as a result of interest income due to the Merger.


DISCONTINUED OPERATIONS

First Western/Veritas

         The net assets of the discontinued operations of TriCare's healthcare subsidiaries, First Western and Veritas, both of which ceased operations as of April 30, 1993, are shown on the combined balance sheet and the related statement of cash flows as a separate line item.

         The net assets related to the discontinued operations at June 30, 1995 were $3,425,000. This amount consisted of $5,053,617 in net accounts receivable and $1,628,862 in accrued liabilities, which consisted primarily of amounts accrued for the cost of collections, rental obligations and miscellaneous future obligations and liabilities of First Western and Veritas. The Company intends to continue vigorously pursuing the collection of its accounts receivable and expects to realize substantially all of its net assets over the next several years. The Company will continue to evaluate the net realizability of the net assets related to discontinued operations. Any such evaluation could result in an adjustment that may potentially be material to the carrying value of this asset.

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

         TriCare did not receive its first interest payment on its $2,500,000 notes receivable from its sale of the assets of Occu-Care, which constituted an event of default. Therefore, TriCare has deferred recognition of the gain from the transaction in the amount of $450,000. Any recognition of the deferred gain will be determined under the cost recovery method. TriCare also has not recognized any interest income from the notes receivable. TriCare entered into negotiations with the buyer, and on December 30, 1994, TriCare entered into an agreement to exchange its notes receivable of $2,500,000 for 2,500,000 shares of $1.00 convertible redeemable preferred stock. The dividend is cumulative at a rate of 6.5% per annum. Under certain circumstances and at TriCare's option, the preferred stock is convertible into common stock of AmHealth, Inc. The preferred stock is subject to mandatory redemption as follows: 1,500,000 shares (less any shares previously converted) are to be redeemed on December 1, 1995, and the balance redeemed in nineteen quarterly installments commencing December 1, 1995 which was consistent with the payment schedule of the original notes. The amount the Company will ultimately realize could differ materially from the carrying value of the investments as reflected in the financial statements due to changes in the financial condition of the purchaser.

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

         In addition, as the Company expended $2,050,000 in cash to acquire the medical transcription businesses of IDS and MTA in 1995, the Company is now in the process of strengthening its working capital base to support operations by raising $2.0 million in cash through the private placement of subordinated convertible debt. Written and signed subscription commitments for the entire $2.0 million have been received and funding is scheduled to occur August 15, 1995. Key terms of the Private Placement include:


         Funding Date:                                August 15, 1995

         Face Value of Debentures:                    $2.0 million

         Interest Rate:                               8%

         Interest Paid:                               Semi-annually

         Term                                         Five (5) Years, due in full at maturity if not
                                                      converted

         Secured Status:                              Unsecured and subordinated to all other
                                                      Indebtedness for Money Borrowed

         Convertible Features:

         - Convertible for five (5) years at the per share price of Transcend's common stock as recorded on August 15, 1995, the "Closing Price".

         - Convertible by the Company if Transcend's common stock trades at three (3) times the Closing Price (as recorded on August 15, 1995) for 30 consecutive trading days.

         The Company's working capital position improved during the six months ended June 30, 1995, from a deficit position of approximately $3,000,000 at December 31, 1994 to a deficit position of $872,000 at June 30, 1995. This improvement in the Company's working capital position for the six months ended June 30, 1995, as compared with the period ended December 31, 1994, arises from the combination of several factors. The Merger increased working capital by $6,195,000, which was offset by the following: first, the acquisition of two additional transcription businesses (IDS and MTA) as described below; second, the financing from current cash sources of capital expenditures for equipment during the six months ended June 30, 1995, as described below; and finally, the continued funding of losses from Transcend's operations. The latter factor results from increases in Transcend's administrative and marketing departments, which increased significantly in the fourth quarter of 1994, in anticipation of targeted increases in Transcend's contract management business as well as some temporary costs associated with the Pittsburgh (Script-Ease) and Boston
(IDS) transcription acquisitions. Such cost increases should be offset by operating revenues as the number of Transcend's outsourcing contracts increase, although there can be no assurances in that regard.

         During the six months ended June 30, 1995, Transcend's cash balance increased by $491,000, from $150,000 to $641,000. This change resulted primarily from $7,486,000 cash received from the Merger, offset by using cash reserves to repay Transcend's outstanding indebtedness under both of Transcend's bank credit facilities totaling $2,025,000; $3,063,000 used in operating activities including approximately $450,000 in merger costs; capital expenditures of $649,000 (principally computer and optical imaging equipment); $285,000 for the final payment related to the acquisition of Sullivan and approximately $2,050,000 related to the acquisitions of IDS and MTA in January and April respectively.

         Net cash provided by discontinued operations for the six months ended June 30, 1995 was $107,000. The majority of the cash contributed from discontinued operations was generated by the collection of accounts receivable from the discontinued applicant medical/legal evaluation business of First Western and Veritas and offset by the related costs of First Western and Veritas and the pay down of liabilities related to the sale of Occu-Care. Management believes that TriCare has experienced unreasonable delays from some insurance carriers in making payments on claims for receivables from discontinued operations of First Western and Veritas. Based upon existing legislation, management believes the ultimate collectability of its accounts receivable has been properly reflected in the Company's financial statements. However, there are no assurances that changes in state workers' compensation laws or interpretations of administrative rules will not occur which would further lengthen the collection process beyond management's expectations, or otherwise impair ultimate collectability.

         Transcend continues to experience negative cash flow from operations. For the six months ended June 30, 1995, negative cash flow from operations was $2,956,000, which included a paydown of approximately $500,000 of higher than normal aging of Transcend's payables immediately following the Merger and $450,000 in Merger costs. Notwithstanding the foregoing, the Company anticipates that margin contribution will come from: expected new contract outsourcing sales; recently acquired transcription businesses (i.e., MTA, acquired on April 19, 1995, is profitable and has contributed to the Company's operating margin); expected new case management sales from Sullivan; and increasing margins from existing operations (contract outsourcing, transcription and Sullivan case management). Moreover, the Company's selling, general and administrative costs as a percentage of revenue will decrease. All of the above mentioned are expected to position the Company during the second half of 1995 to slow the rate of negative cash flow from operations recently experienced by the Company and achieve positive cash flow from operations by the end of 1995.

         Based on the foregoing, the Company anticipates that cash on hand, together with internally generated funds, cash collected from discontinued operations and the proceeds from the subordinated convertible debenture offering will be sufficient to finance continuing operations and the cash requirements of its discontinued operations for the next twelve months. Although the Company's goal is to achieve positive cash flow by the end of 1995, there can be no assurances in that regard.

         The Company will continue to pursue strategic acquisitions subject to having the necessary resources to fund any specific transaction. Such funding could include the issuance, in all or in part, of its securities, the establishment of promissory notes to sellers and/or the payment of cash, either from the Company's existing cash resources or through a credit facility established to help finance the acquisition. At the current time, no such credit facility exists for the Company.

PART II.                          OTHER INFORMATION

ITEM             (Numerical Sequence as governed by SEC)

ITEM 1.          LEGAL PROCEEDINGS

                 Information required herein is incorporated by reference to Discontinued Operations in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in PART I - FINANCIAL INFORMATION on this Form 10-Q.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a. The Annual meeting of Stockholders of Transcend Services, Inc. was held on May 10, 1995. There were present at said meeting in person or by proxy, stockholders of the Corporation who were the holders of 16,940,263 shares or 96.61% of the Common Stock entitled to vote thereat.

         b. The following directors were elected to hold office until the next annual meeting of stockholders or until their successors are elected and qualified, with the vote for each director being reflected below:

                                                  Votes                Votes           Broker
                                                   For                Withheld        Non Vote
                                                 ------               --------        --------
                 George B. Caldwell            16,925,240              15,023            0
                 Larry G. Gerdes               16,922,345              17,918            0
                 Walter S. Huff, Jr.           16,926,240              14,023            0
                 Donald L. Lucas               16,923,351              16,912            0
                 Charles E. Thoele             16,919,240              21,023            0

                 The affirmative vote of the holders of a majority of Common Stock represented at the meeting was required to elect each Director.

         c. The appointment of Arthur Andersen LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 1995, was ratified with the votes as follow: 16,922,290 affirmative votes, 11,053 negative votes cast, 6,920 abstentions, and no broker votes. An affirmative vote of the holders of a majority of the outstanding shares of Common Stock represented at the meeting was required to ratify the appointment of Arthur Andersen LLP.

ITEM 6.          EXHIBITS

         a.      Exhibits:

                 3        Certificate of Incorporation

                 11       Computation of per share net income (loss).

                 27       Financial Data Schedule (for SEC use only)

         b.      Reports on Form 8-K

                 During the quarter ended June 30, 1995, the Company filed a Form 8-K dated May 2, 1995 reporting under Item 2 the acquisition of MTA. The following financial statements and proforma financial statements (unaudited) were included in such filing.

                       -       Independent Auditor's Report
                       -       Balance Sheets as of December 31, 1993 and 1994
                       -       Statements of Income and Retained Earnings for
                                 the years ended December 31, 1993 and 1994
                       -       Statements of Cash Flows for the years ended
                                 December 31, 1993 and 1994
                       -       ProForma Combined Condensed Statement of
                                 Operations for the year ended December 31, 1994 and the quarter ended March 31, 1995
                       -       ProForma Combined Condensed Balance Sheet as
                                  of March 31, 1995.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 11, 1995            By: /s/ Larry G. Gerdes
                                    ----------------------------------
                                    Larry G. Gerdes
                                    President, Chief Executive Officer
                                    (Principal Executive Officer)


Date: August 11, 1995            By: /s/ David W. Murphy
                                    ----------------------------------
                                    David W. Murphy
                                    Chief Financial Officer
                                    (Principal Financial Officer)