Form 10-Q
period 1995-09-30
TRANSCEND SERVICES INC
filed 1995-11-13
CIK 858452

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



MARK ONE
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1995

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


      For the transition period from               to
                                     -------------    -------------

                         Commission File Number 0-18217



                            TRANSCEND SERVICES, INC.
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                                                33-0378756
         (State or other jurisdiction                                                (I.R.S Employer
               of incorporation)                                                     Identification No.)

         3353 PEACHTREE ROAD, N.E., SUITE 1000, ATLANTA, GEORGIA  30326
             (Address of principal executive offices and zip code)
       Registrant's telephone number, including area code: (404) 364-8000


                                 TriCare, Inc.
         3353 Peachtree Road, N.E., Suite 1000, Atlanta, Georgia 30326
                                  May 31, 1994
              (Former Name, Former Address and Former Fiscal Year)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

         Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.


                   Class                                                   Outstanding at October 31,1995
                   -----                                                   ------------------------------
         Common Stock, $.01 par value                                               18,045,868

=========================================================================================================================

                                     INDEX


                                                                                                PAGE
                                                                                                ----


PART  I.         FINANCIAL INFORMATION


Item 1.          Financial Statements

                     Consolidated Balance Sheets                                                  1

                     Consolidated Statements of Operations                                        2

                     Consolidated Statements of Cash Flows                                        3

                     Notes to Consolidated Financial Statements                                   4


Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                    7



PART II.         OTHER INFORMATION

Item 6.               Exhibits                                                                   15

SIGNATURES                                                                                       16


                            TRANSCEND SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)



                                                                                          December 31,
                                                                        December 31,          1994         September 30,
                                                                            1994            Proforma            1995
                                                                        ------------      ------------     -------------
   ASSETS

CURRENT ASSETS:
     Cash and cash equivalents......................................... $    150,000       $ 7,632,000       $ 1,087,000
     Accounts receivable, net of allowance for doubtful accounts of $15,000 at December 31, 1994, actual and proforma,
          and $76,000 at September 30, 1995............................      700,000         1,285,000         3,013,000
     Prepaid expenses, supplies and other..............................       62,000           142,000           238,000
                                                                        ------------       -----------
               Total current assets....................................      912,000         9,059,000         4,338,000

NET ASSETS RELATED TO DISCONTINUED OPERATIONS..........................        -             3,923,000         3,357,000
SECURITIES FROM SALE OF OCCU-CARE......................................        -             2,050,000         2,050,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost,
     net of accumulated depreciation and amortization..................      558,000           850,000         1,441,000
OTHER ASSETS...........................................................      130,000            13,000           381,000
GOODWILL AND OTHER INTANGIBLE ASSETS,
     net of accumulated amortization...................................    1,080,000         4,321,000         5,602,000
                                                                        ------------       -----------       -----------
               Total assets............................................ $  2,680,000       $20,216,000       $17,169,000
                                                                        ============       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt and financing leases............ $     21,000            28,000           243,000
     Accounts payable..................................................      783,000         1,305,000           388,000
     Accrued compensation and employee benefits........................      506,000           702,000         1,399,000
     Other accrued liabilities.........................................      578,000         1,363,000         1,519,000
     Accrued liabilities related to sale of Occu-Care..................        -               498,000           228,000
     Bank line of credit...............................................    1,000,000         1,000,000             -
     Note payable......................................................    1,025,000         1,025,000           379,000
     Deferred income taxes.............................................        -                45,000            11,000
                                                                        ------------       -----------       -----------
               Total current liabilities...............................    3,913,000         5,966,000         4,167,000
                                                                        ============       ===========       ===========

CONVERTIBLE DEBENTURES                                                         -                 -             2,000,000

DEFERRED INCOME TAXES RELATED TO
     DISCONTINUED OPERATIONS...........................................        -               873,000           665,000

STOCKHOLDERS' EQUITY:
     Preferred Stock, $.01 par value :
          Authorized - 21,000,000 shares
          No shares outstanding
     Common Stock, $.01 par value :
          Authorized - 30,000,000 shares
          Issued and outstanding 9,733,000 shares at December 31, 1994
          and 18,017,000  shares at September 30, 1995.................      209,000           175,000           181,000
     Additional paid-in capital........................................    1,565,000        16,209,000        16,532,000
     Retained earnings (deficit).......................................   (3,007,000)       (3,007,000)       (6,376,000)
                                                                        ------------       -----------       -----------
          Total stockholders' equity...................................   (1,233,000)       13,377,000        10,337,000
                                                                        ------------       -----------       -----------
          Total liabilities and stockholders' equity................... $  2,680,000       $20,216,000       $17,169,000
                                                                        ============       ===========       ===========

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)



                                                     Three Months Ended                    Nine Months Ended
                                                        SEPTEMBER 30                         SEPTEMBER 30
                                                    1994             1995                1994             1995
                                                ----------         ---------          ----------       ----------
SALES........................................   $3,229,000        $7,063,000          $8,718,000       $17,480,000
DIRECT COSTS.................................    2,709,000         5,892,000           7,315,000        15,157,000
                                                ----------        ----------          ----------       -----------
     GROSS PROFIT............................      520,000         1,171,000           1,403,000         2,323,000

MARKETING AND SALES EXPENSE..................      280,000           701,000             645,000         1,725,000
GENERAL AND ADMINISTRATIVE EXPENSES..........      322,000         1,139,000           1,036,000         3,493,000
AMORTIZATION EXPENSE.........................       77,000           165,000             262,000           478,000
                                                ----------        ----------          ----------       -----------
     OPERATING LOSS..........................     (159,000)         (834,000)           (540,000)       (3,373,000)

OTHER INCOME (EXPENSES):
     Interest income.........................         -                 -                   -               47,000
     Interest expense........................      (11,000)          (33,000)            (22,000)          (43,000)
     Other...................................         -                 -                 25,000              -
                                                ----------        ----------          ----------       -----------
          TOTAL OTHER INCOME (EXPENSE).......      (11,000)          (33,000)              3,000             4,000
                                                ----------        ----------          ----------       -----------
LOSS BEFORE PROVISION FOR
     INCOME TAXES............................     (170,000)         (867,000)           (537,000)       (3,369,000)
PROVISION FOR (BENEFIT FROM)
     INCOME TAXES............................       12,000             -                  12,000             -
                                                ----------        ----------          ----------       -----------
NET LOSS.....................................    ($182,000)        ($867,000)          ($549,000)      ($3,369,000)
                                                ==========        ==========          ==========       ===========
NET LOSS PER COMMON SHARE AND
     COMMON SHARE EQUIVALENT.................       ($0.02)           ($0.05)             ($0.06)           ($0.19)
                                                ==========        ==========          ==========       ===========

WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING.............................    9,733,000        17,848,000           9,733,000        17,743,000
                                                ==========        ==========          ==========       ===========

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                  Nine Months Ended
                                                                     SEPTEMBER 30
                                                                1994              1995
                                                             -----------------------------
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                     ($548,000)      ($3,369,000)
Adjustments to reconcile net loss to
     net cash provided by
     (used in) operating activities:
Depreciation and amortization..............................      367,000           896,000

Changes in assets and liabilities, net of acquisitions:
     Accounts receivable...................................     (163,000)       (1,367,000)
     Prepaid expenses......................................      (77,000)          (96,000)
     Deposits and other assets.............................       16,000          (344,000)
     Accounts payable......................................       38,000          (915,000)
     Accrued compensation and benefits.....................      (73,000)          734,000
     Accrued expenses......................................     (169,000)          (49,000)
     Deferred income taxes.................................            -           (35,000)
     Other.................................................            -            91,000
                                                              ----------       -----------
     Total adjustments.....................................      (61,000)       (1,085,000)
                                                              ----------       -----------
Net Cash provided by (used in)
          continuing operations............................     (609,000)       (4,454,000)
                                                              ----------       -----------
Net Cash provided by (used in)
          discontinued operations..........................            -            89,000
                                                              ----------       -----------
Net Cash provided by (used in)
          operating activities.............................     (609,000)       (4,365,000)
                                                              ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..................................     (396,000)         (878,000)
     Disposal and transfer of property                                 -            60,000

     Purchase of Sullivan..................................            -          (285,000)
     Acquisitions..........................................   (1,000,000)       (2,064,000)
                                                              ----------       -----------
Net Cash provided by (used in)
          investing activities.............................   (1,396,000)       (3,167,000)
                                                              ----------       -----------

NET CASH FROM FINANCING ACTIVITIES:
     Borrowings from debt..................................    1,860,000           648,000
     Payments on debt......................................       27,000        (2,067,000)
     Proceeds - Convertible Debentures ....................            -         2,000,000
     Proceeds-Common stock, net............................            -                 -
     Proceeds-Stock options, net...........................        1,000           328,000
                                                              ----------       -----------
Net Cash provided by (used in)
          financing activities.............................    1,888,000           909,000
                                                              ----------       -----------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS......................................     (117,000)       (6,623,000)
CASH AND CASH EQUIVALENTS,
     at beginning of period................................      131,000           150,000
CASH ACQUIRED
     FROM ACQUSITIONS......................................        2,000         7,560,000
                                                              ----------       -----------
CASH AND CASH EQUIVALENTS,
     at end of period......................................   $   16,000       $ 1,087,000
                                                              ==========       ===========

                            TRANSCEND SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1994 AND 1995


(1) References to the Company mean the Registrant. The term Transcend Services, Inc. refers to the operation of Transcend Services, Inc. ("Transcend"), a Georgia Corporation, which was acquired by the Company in January, 1995 via merger (the "Merger"; see (4) below). The term TriCare refers to the operations of the Registrant prior to the Merger.

(2) The unaudited financial information furnished herein in the opinion of management reflects all adjustments (which consist only of normal recurring adjustments) which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the combined financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1994. Footnote disclosure which would substantially duplicate the disclosure contained in those documents has been omitted.

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

(4)      On January 10, 1995, TriCare acquired Transcend  by the merger of
Transcend into First Western Health Corporation ("Merger").   Inasmuch as the
merger is being treated for financial accounting purposes as the acquisition of TriCare by Transcend, following the merger, the historical financial statements of Transcend have become the financial statements of TriCare and include the businesses of both companies after the effective date of the merger.

(5) On January 31, 1995, the Company acquired the assets of International Dictating Services ("IDS"), a Boston based medical transcription business for approximately $831,000, which consisted of approximately $681,000 paid in cash at closing with the balance payable to the sellers over the next two years. The intangible related to customer lists is being amortized over seven years and a non-compete agreement is being amortized over a two year period. The balance of the additional intangible asset is goodwill which is being amortized over twenty years.

(6) On April 19, 1995, the Company acquired the assets of Medical Transcription of Atlanta, Inc. ("MTA") for $1,372,000, consisting of $550,000 paid in cash at closing, promissory notes of $100,000 and $550,000, and 60,000 shares of Transcend common stock valued at $172,000 at the time of the acquisition. The intangible related to customer lists is being amortized over seven years and a non-compete agreement is being amortized over a three-year period. The balance of the additional intangible is goodwill which is being amortized over twenty years.

(7) On May 31, 1995, Transcend Services, Inc., a California corporation following its January 10, 1995 merger into TriCare, and Veritas Healthcare Management, a California corporation owned by TriCare, merged into the TriCare corporation, whose name was then changed to "Transcend Services, Inc."

(8) The pro-forma amounts presented below represent, for the Company, the results of operations for the nine months ended September 30, 1994 adjusted to include Sullivan Health & Rehabilitation, Inc. ("Sullivan"), a healthcare case management company; Script-Ease, Inc. ("Script-Ease"); MTA and the additional overhead expenses for the entire period as compared to the nine months ended September 30, 1995 as if they had occurred for all periods presented. IDS has not been included due to materiality.



                                                                          Nine Months Ended
                                                                            September 30

                                                             -------------------------------------------

                                                                    1994                       1995
                                                                    ----                       ----
                                                                              (Unaudited)
         Sales
                                                                $14,026,000
                                                                                            $17,986,000

         Net Income (Loss)                                      $(1,080,000)                $(3,324,000)

         Net Income (Loss) Per Share                            $     (0.06)                     $(0.19)

         Weighted Average Common
         Shares Outstanding                                      17,743,000                  17,743,000



(9) On October 14, 1995, the Company sold approximately 35% of TriCare's discontinued operations' gross accounts receivable balance to Medical Receivables Finance, LLC ("MRF"), a Delaware limited liability company, for:

                 .   Approximately $932,000 in cash
                 .   An opportunity to share in future cash receipts based on
                     MRF's collection activity.

         The sale of these old TriCare receivables to MRF will allow the Company to close its California-based collections operation, thereby allowing the Company to eliminate or significantly reduce, those costs and focus on
its core business going forward.   The future costs associated with the
collection of TriCare's accounts receivable have been reflected as an accrued liability under discontinued operations.

         The sale agreement signed with MRF will not, at this time, result in any material gain or loss for the Company. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued
operations that were not sold.   Any such re-evaluation could result in an
adjustment that may
potentially be material to the carrying value of this asset.

         In addition, the Company has contracted with MRF to have MRF service and manage the remaining 65% of TriCare's accounts receivable balance for a set fee. This should allow for some additional net cash receipts to be received by the Company from its discontinued operations.

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

         TriCare was incorporated in California in 1976 and was reorganized as a Delaware corporation in 1988. The Company's applicant related service businesses of First Western Health Corporation ("First Western") and Veritas Healthcare Management ("Veritas") were discontinued on April 30, 1993 and substantially all of the assets and liabilities of another subsidiary, Occu-Care, Inc. ("Occu-Care") were sold on September 16, 1994. The net assets of discontinued operations are shown on the combined balance sheet and the related statement of cash flows as a separate line item and include the discontinued operations of First Western, Veritas and Occu-Care. See "Discontinued Operations" below for further information. On June 15, 1994, TriCare acquired Sullivan.

          All inter-entity accounts and transactions have been eliminated in the accompanying combined financial statements.

QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1994

         The following discussion should be read in conjunction with the combined financial statements of the Company contained elsewhere herein.

         The following table sets forth for the Company's quarter ended September 30, 1994 and 1995, the dollar amount of its total revenues from each of its principal lines of business during this three month period, as well as the corresponding dollar and percentage changes between the two reporting periods:


                                                                               Three Months Ended
                                                                                  September 30
                                                                  ----------------------------------------------
                                                                                 (In Thousands)

                                                                                                           % Of
                                                                    1994         1995        Change       Change
                                                                    ----         ----        -----        ------
Contract Management/Outsourcing     . . . . . . . . . .           $2,448       $3,745        $1,297        53.0%
Medical Transcription . . . . . . . . . . . . . . . . .              581        1,833         1,252       215.5%
Consulting and Coding . . . . . . . . . . . . . . . . .              200          253            53        26.5%
Case Management & Rehabilitation
     Services ("Sullivan")  . . . . . . . . . . . . . .               --        1,232         1,232         --
                                                                  ------       ------        ------       ------
     TOTAL        . . . . . . . . . . . . . . . . . . .           $3,229       $7,063        $3,834       118.7%
                                                                  ======       ======        ======       ======

         The increase in total revenues for the quarter is attributable to the following:

                 . Medical transcription operations increased primarily as a result of three acquisitions made on September 30, 1994 (Script-Ease); January 31, 1995 (IDS); and April 19, 1995 (MTA).

                 .        Contract management/outsourcing increased as seven
                          (7) contracts were signed in 1995 with six (6) of these contracts having start dates in August and September, 1995.

                 . The addition of Sullivan's case management revenues is not included in the 1994 reported numbers as it was not a part of Transcend until after January 10, 1995 when Transcend merged with TriCare, Inc. (Sullivan's parent as a result of a June, 1994 acquisition).

         Gross profit increased 125% to $1,170,000 for the quarter ended September 30, 1995 from $520,000 in the third quarter of the prior year. Gross profit as a percentage of revenues increased to 16.6% for the three months
ended September 30, 1995 from 16.1% in the same prior year period.   This
increase was primarily attributable to:

                 . A significant improvement in the gross margin performance of the contract management outsourced sites. As the Company implemented new procedures and department reorganizations, margins at the contract sites increased from 14.4% in 1994 (as a percentage of revenues) to 19.8% in 1995.

                 . Medical Transcription gross profit increased 111.2% to $245,000 for the three months ended September
                           30, 1995. Gross profits as a percentage of revenues declined to 13.4% for the three month period ended September 30, 1995 from 25% in the same prior year period. The decrease is primarily attributable to the Script-Ease and IDS acquisitions and is expected to be temporary. Margin improvements in medical transcription are being realized in 1995 as gross profit as a percentage of revenues has increased from 9.7% in the first quarter ended March 31, 1995, to 10.1% in the second quarter ended June 30, 1995, to the 13.4% margin reported for the September 30, 1995 quarter just ended.

Sullivan's performance year to date in 1995 shows its gross profit margins improving from 13.4% for the quarter ended March 31, 1995 to 17.7% for the quarter ended September 30, 1995.

         The Company believes that, with respect to contract management revenues from any particular medical records management contract, its profit margins should increase over the life of the contract, due both to the nature of the Company's pricing of its contract management services and to operating efficiencies expected to be achieved over the life of the contract. The Company negotiates its contract management fees on a basis which will represent, at contract inception, immediate savings to the contracting hospital over historical costs of operating the managed functions, and for this purpose, the Company utilizes fixed installment fee payment arrangements. In the early term of such a contract, the Company's expenses in providing the contract services remain relatively high, as a percentage of contract revenues received, as set-up and training costs are incurred, new procedures are implemented and departmental reorganizations are implemented. Completion of such steps should result in lower operating expenses, which in turn should increase the profit margin of a constant revenue stream over time. Assuming increases in the number of its contract management clients, possible centralization of certain of the services provided to multiple clients, as well as related economies of scale, profit margins on contract management revenues should trend higher.

         The Company continues to focus its efforts on improving gross margins through (i) the achievement of greater operating efficiencies in its contract outsourcing, transcription and Sullivan case management sites through the implementation of new procedures and departmental reorganizations and (ii) by increasing the amount of its medical transcription revenues, which historically have enjoyed higher profit margins than the contract outsourcing and Sullivan case management operations.

         Marketing and sales expenses increased 150% to $701,000 in the three months ended September 30, 1995 from $280,000 in the same prior year period and increased as a percentage of revenues to 9.9% for the quarter ended September 30, 1995 from 8.7% for the quarter ended September 30, 1994. The increase reflects increased expenses associated with an increase in commission compensation relating to the six new outsourcing contracts signed in the third quarter, as the Company has historically paid 100% of its sales commission upon contract signing. As revenues increase, sales and marketing expenses, as a percentage of revenues, should decline.

         General and administrative expenses increased 254% to $1,139,000 in the three months ended September 30, 1995 from $322,000 in the same prior year period and increased as a percentage of revenues, to 16.1% for the quarter ended September 30, 1995 from 10% in the third quarter of the prior year. The increase reflects additional expense for increased management and support staff to support the Company's present and future growth and the additional overhead of TriCare and Sullivan due to the Merger that occurred on January 10, 1995. Management expects the current corporate structure will be sufficient to support the Company's growth needs for the reasonably foreseeable future and that, as revenues increase, general and administrative expense, as a percentage of revenues, should decline.

         The increase in amortization expenses to $165,000 from $77,000 in the third quarter of the prior year reflects the impact of the intangible assets associated with the acquisition of Script-Ease, IDS, MTA and the additional amortization expense related to the Merger which occurred on January 10, 1995.

         The Company's loss from operations increased to $834,000 for the quarter ended September 30, 1995 from $159,000 in the third quarter of the prior year period. This $834,000 quarterly loss compares to an operating loss of $1,144,000 for the quarter ended March 31, 1995 and an operating loss of $1,395,000 for the quarter ended June 30, 1995.

         Other expenses increased to $33,000 for the quarter ended September 30, 1995 from $11,000 in the third quarter of the prior year period, primarily due to the impact of interest expense related to the subordinated convertible debenture placement that occurred on August 15, 1995.

THE NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1994

         The following discussion should be read in conjunction with the combined financial statements of the Company contained elsewhere herein.

         The following table sets forth for the Company's nine month period ended September 30, 1994 and 1995, the dollar amount of its total revenues from each of its principal lines of business during this nine month period:




                                                                          Nine Months Ended
                                                                             September 30
                                                                            (In Thousands)

                                                                                                  % of
                                                                1994        1995    Change        Change
                                                                ----        ----    ------        ------
Contract Management/Outsourcing     . . . . . . . . . .       $6,666       $9,303     $2,637        39.6%
Medical Transcription . . . . . . . . . . . . . . .            1,513        4,794      3,281       216.9%
Consulting and Coding . . . . . . . . . . . . . .                539          554         15         2.8%
Case Management & Rehabilitation
     Services ("Sullivan")  . . . . . . . . . . . . . .          --         2,829      2,829        --
                                                              ------      -------     ------       -----

     TOTAL        . . . . . . . . . . . . . . . . . . .       $8,718      $17,480     $8,762       100.5%
                                                              ======      =======     ======       =====


         The increase in total revenues for the nine months ended September 30, 1995 compared to the same prior year period is attributable to the following:

                 . Medical transcription operations increased primarily as a result of three acquisitions made on September 30, 1994 (Script-Ease); January 31, 1995 (IDS); and April 19, 1995 (MTA).

                 . Contract management/outsourcing increased as seven (7) contracts were signed in 1995 with six (6) of these contracts having start dates in August and September, 1995.

                 . The addition of Sullivan's case management revenue is not included in the 1994 reported numbers as it was not a part of Transcend until after January 10, 1995 when Transcend merged with TriCare, Inc. (Sullivan's parent as a result of a June, 1994 acquisition). 32.6% of the Company's overall revenues increase for the nine-month period ended September 30, 1995, as compared to the same nine month period for 1994, came from the addition of Sullivan's case management revenues.

         Gross profit increased 65.6% to $2,323,000 for the nine months ended September 30, 1995 from $1,403,000 in the same prior year period. Gross profit as a percentage of revenues declined to 13.3% for the nine months ended September 30, 1995 from 16.1% in the same prior year period. The decrease is primarily attributable to a decline in the average transcription margins as a result of the Script-Ease and IDS acquisitions. This decline is expected to be temporary as changes have been implemented that should positively impact gross margin levels at these two sites. As previously stated, margin improvements in medical transcription are being realized in 1995 as gross profit as a percentage of revenues has increased from 9.7% in the first quarter ended March 31, 1995 to 10.1% for the second quarter ended June 30, 1995, to the 13.4% margin reported for the

September 30, 1995 quarter just ended. Gross margins in contract outsourcing increased to 15.9% for the nine months ended September 30, 1995 from 13.7% in the same prior year period. Sullivan's case management margins are currently at 16.7% for the nine month period ended September 30, 1995. As previously stated, Sullivan's performance year to date in 1995 shows its gross profit margins improving from 13.4% for the quarter ended March 31, 1995 to 17.7% for the quarter ending September 30, 1995.

         Marketing and sales expenses increased 167.4% to $1,725,000 for the nine months ended September 30, 1995 from $645,000 in the same prior year period and increased as a percentage of revenues to 9.9% for the nine month period ending September 30, 1995 from 7.4% for the same prior year period. The increase is attributable to expenses associated with the increased marketing of contract outsourcing including the expansion of the sales force over the past nine months, an increase in commission compensation relating to the six new outsourcing contracts signed in the third quarter and the additional sales costs related to the case management services of Sullivan.

         General and administrative expenses increased 237.2% to $3,493,000 for the nine months ended September 30, 1995 from $1,036,000 in the same prior year period and increased as a percentage of revenues to 20% from 11.9%, respectively. As previously stated, the increase reflects additional expense for increased management and support staff to position the Company for future growth, as well as the additional overhead of TriCare and Sullivan due to the Merger.

         The increase in amortization expenses to $478,000 from $262,000 for the nine months ended September 30, 1995 is a result of additional intangible assets associated with the three named medical transcription acquisitions and the additional amortization expense related to the Merger.

         The Company's loss from operations increased to $3,373,000 for the nine months ended September 30, 1995 from $537,000 for the same prior year period.


DISCONTINUED OPERATIONS

First Western/Veritas

         The net assets of the discontinued operations of TriCare's healthcare subsidiaries, First Western and Veritas, both of which ceased operations as of April 30, 1993, are shown on the combined balance sheet and the related statement of cash flows as a separate line item.

         The net assets related to the discontinued operations at September 30, 1995 were $3,357,000. This amount consisted of $4,444,000 in net accounts receivable and $1,086,000 in accrued liabilities. These accrued costs are comprised primarily of amounts for the cost of collections, rental obligations and miscellaneous future obligations and liabilities of First Western and Veritas.

         On October 14, 1995, the Company sold approximately 35% of its gross accounts receivable balance from discontinued operations to MRF, a Delaware limited liability company for:

                 .      Approximately $932,000 in cash
                 .      An opportunity to share in future cash receipts based
                        on MRF's collection activity.

         The sale of these old TriCare receivables to MRF allows the Company to close its California-based collections operation, thereby allowing the Company to eliminate, or significantly reduce, these costs (most of which are contained in the $1,086,000 accrued liability balance as of September 30, 1995, as stated above) and concentrate on its core business going forward.

         In addition, the Company has contracted with MRF to have MRF service and manage the remaining TriCare accounts receivable balance for a set fee. This should allow for some additional net cash to be received by the Company from its discontinued operations in the future.

         The sale agreement signed with MRF will not, at this time, result in any material gain or loss for the Company; however, the Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations that were not sold on an ongoing basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the asset.

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

         Pursuant to an Asset Acquisition Agreement dated September 16, 1994, TriCare sold substantially all of the assets and liabilities of its wholly-owned subsidiary, Occu-Care to AmHealth, Inc. ("AmHealth") for a sales price of $4,000,000, consisting of $1,500,000 in cash paid at closing and $2,500,000 in notes receivable. TriCare did not receive its first interest payment on its $2,500,000 notes receivable from its sale of the assets of Occu-Care, which constituted an event of default. Therefore, TriCare has deferred recognition of the gain from the transaction in the amount of $450,000. Any recognition of the deferred gain will be determined under the cost recovery method. TriCare also has not recognized any interest income from the notes receivable. TriCare entered into negotiations with the buyer, and on December 30, 1994, TriCare entered into an agreement to exchange its notes receivable of $2,500,000 for 2,500,000 shares of $1.00 Convertible Redeemable Preferred Stock of AmHealth. The dividend is cumulative at a rate of 6.5% per annum. Under certain circumstances and at TriCare's option, the preferred stock is convertible into common stock of AmHealth, Inc. The Preferred Stock is subject to mandatory redemption as follows: 1,500,000 shares (less any shares previously converted) are to be redeemed on December 1, 1995, and the balance redeemed in nineteen quarterly installments commencing December 1, 1995 which was consistent with the payment schedule of the original notes. At this time, the Company does not expect the mandatory redemption on December 1, 1995 to occur. Discussions are underway with AmHealth to determine a future course of action with regard to the redemption of these securities. The amount the Company will ultimately realize could differ materially from the carrying value of the investments as reflected in the financial statements due to changes in the financial condition of the purchaser.

         The securities from the sale of Occu-Care and the accrued liabilities related to the sale of Occu-Care are shown as separate line items on the balance sheet. The related statement of cash flows is shown as a separate line item along with First Western and Veritas as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are its cash on hand, internally generated funds and the net assets of the Company's discontinued operations, some of which have now been realized in the sale of part of the old TriCare receivables to MRF for cash. The remainder is expected to be collected over the next several years under provisions of the sale and service agreements signed with MRF.

         In addition, as the Company expended $2,050,000 in cash to acquire the medical transcription businesses of IDS and MTA in 1995, the Company raised $2.0 million in cash through the private placement of Subordinated Convertible Debt which took place on August 15, 1995. Key terms of the debt are:


         Interest Rate:                                              8%
         --------------

         Interest Paid:                                              Semi-annually
         --------------

         Term                                                        Five (5) Years, due in full at maturity if not
         ----                                                        converted

         Secured Status:                                             Unsecured and subordinated to all other
         ---------------                                             Indebtedness for Money Borrowed

         Convertible Features:
         ---------------------

         . Convertible for five (5) years at $3.50 per share of Transcend's common stock as recorded on August 15, 1995, the "Closing Price".

         . Convertible by the Company if Transcend's common stock trades at three (3) times the Closing Price for 30 consecutive trading days.

         The Company's working capital position improved during the nine months ended September 30, 1995, from a deficit position of approximately ($3,000,000) at December 31, 1994 to $171,000 at September 30, 1995. This improvement in the Company's working capital position arises from a combination of several factors. The Merger increased working capital by $6,195,000 and the private placement by $2,000,000, which was offset by the following: first, the acquisition of two additional transcription businesses (IDS and MTA) as described below; second, the financing from current cash sources of capital expenditures for equipment during the nine months ended September 30, 1995, as described below; and finally, the continued funding of losses from Transcend's operations. The latter factor results from increases in Transcend's administrative and marketing cost structures, which increased significantly in the fourth quarter of 1994, in anticipation of targeted increases in Transcend's contract management business, as well as some temporary costs
associated with the Script-Ease and IDS transcription acquisitions.   Such cost
increases should be offset by operating contributions from the Company's continued growth in its contract management/outsourcing, medical transcription and case management businesses, although there can be no assurances in that regard.

         During the nine months ended September 30, 1995, Transcend's cash balance increased by $937,000, from $150,000 to $1,087,000. This change resulted primarily from $7,560,000 in cash received from the Merger and $2,000,000 in cash received from the subordinated convertible debt placement, offset by: the use of cash reserves to repay Transcend's outstanding indebtedness under both of Transcend's bank credit facilities totaling $2,025,000; $4,095,000 used in operating activities including approximately $450,000 in merger costs; capital expenditures of $878,000 (principally computer and optical imaging equipment); $285,000 for the final payment related to the acquisition of Sullivan; and approximately $2,064,000 related to the acquisitions of IDS and MTA in January and April, 1995, respectively.

         Net cash provided by discontinued operations for the nine months ended September 30, 1995 was $89,000. The majority of the cash contributed from discontinued operations was generated by the collection of accounts receivable from the discontinued applicant medical/legal evaluation business of First Western and Veritas, offset by the related costs of First Western and Veritas and the payment of liabilities related to the sale of Occu-Care. Management believes the ultimate collectability of its accounts receivable has been properly reflected in the Company's financial statements and that the subsequent agreements entered into between the Company and MRF on October 14, 1995 for the sale and service of its discontinued operation's accounts receivable balances will not result in a material gain or loss to the Company. Net cash contributed from discontinued operations will now consist of the $931,914 in cash received upon the sale of certain accounts receivable to MRF as well as any future cash collected under 1) a shared arrangement under the sales agreement based on MRF achieving certain collection targets and 2) the on-going service agreement that the Company signed with MRF pertaining to a specific portfolio of TriCare's old receivables from discontinued operations.

         Transcend continues to experience negative cash flow from operations. For the nine months ended September 30, 1995, negative cash flow from operations was $4,454,000, which included a payment of approximately $500,000 of aged Transcend payables immediately following the Merger and $450,000 in Merger costs. Notwithstanding the foregoing, the Company anticipates that margin contribution will come from: expected new contract outsourcing sales; recently acquired transcription businesses (i.e., MTA, acquired on April 19, 1995, is profitable and has contributed to the Company's operating margin); expected new case management sales from Sullivan; and increasing margins from existing operations (contract outsourcing, transcription and Sullivan case management). Moreover, the Company's selling, general and administrative costs as a percentage of revenues is expected to decrease. All of the above are projected to position the Company during the final quarter of 1995 to slow the rate of negative cash flow from operations recently experienced by the Company and achieve positive cash flow from operations during the final quarter of 1995.

         Based on the foregoing, the Company anticipates that cash on hand, together with internally generated funds, cash collected from discontinued operations and proceeds from the sale of discontinued operations' accounts receivable to MRF will be sufficient to finance continuing operations and the cash requirements associated with its civil litigation action against certain insurance carriers for the next twelve months. Although the Company's goal is to achieve positive cash flow by the end of 1995, there can be no assurances in that regard.

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

PART II.                         OTHER INFORMATION

ITEM             (Numerical Sequence as governed by SEC)

ITEM 1.          LEGAL PROCEEDINGS

                 Information required herein is incorporated by reference from the section entitled "Discontinued Operations" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in PART I - FINANCIAL INFORMATION on this Form 10-Q.




ITEM 6.          EXHIBITS

         a.      Exhibits:

                 4        Subordinated Convertible Debenture Purchase Agreement

                 11       Computation of per share net income (loss).

                 27       Financial Data Schedule (for SEC use only).

         B.      Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: November 9, 1995                   By:/S/ Larry G. Gerdes
                                            ----------------------------------
                                            Larry G. Gerdes
                                            President, Chief Executive Officer
                                            (Principal Executive Officer)




Date: November 9, 1995                   By:/S/ David W. Murphy
                                            ----------------------------------
                                            David W. Murphy
                                            Chief Financial Officer
                                            (Principal Financial Officer)