Form 10-K405
period 1995-12-31
TRANSCEND SERVICES INC
filed 1996-03-26
CIK 858452

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

MARK ONE
(X  )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         (FEE REQUIRED)

                  For the fiscal year ended December 31, 1995
                                       or

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         (NO FEE REQUIRED)

                 For the transition period from                 to
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

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              ------     ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed using the closing price on NASDAQ for the Registrant's common stock on March 11, 1996 was $118,642,690.

         Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.


                   Class                      Outstanding at March 11, 1996
                   -----                      -----------------------------
         Common Stock, $.01 par value                  18,252,722

Documents Incorporated by Reference: Portions of the Proxy Statement relating to the Annual Meeting of Shareholders scheduled to be held on or about April 30, 1996 are incorporated herein by reference in response to certain items specified in Part III.

================================================================================

PART I.

ITEM 1.  BUSINESS


                                   BACKGROUND

         On January 10, 1995, TriCare acquired Transcend Services, Inc., a Georgia corporation ("Transcend") by the merger of Transcend into First Western Health Corporation ("Merger"). On May 31, 1995, Transcend Services, Inc., a California corporation following its January 10, 1995 merger into TriCare, and Veritas Healthcare Management, a California corporation owned by TriCare, merged into the TriCare corporation, whose name was then changed to "Transcend
Services, Inc."   Transcend Services, Inc. Now operates as a Delaware
corporation. Inasmuch as the Merger is being treated for financial accounting purposes as the acquisition of TriCare by Transcend, following the merger, the historical financial statements of Transcend have become the financial statements of TriCare and include the businesses of both companies after the effective date of the merger. As a result, the operations of Sullivan (acquired by TriCare in June, 1994) prior to January 1995 are excluded from the historical financial statements. Transcend is a hospital services company focused on the outsourcing of Health Information Management (HIM) for health care providers.

         TriCare was incorporated in California in 1976 and was reorganized as a Delaware corporation in 1988. The Company's applicant related service businesses of First Western Health Corporation ("First Western") and Veritas Healthcare Management ("Veritas") were discontinued on April 30, 1993 and substantially all of the assets and liabilities of another subsidiary, Occu-Care, inc. ("Occu-Care") were sold on September 16, 1994. The net assets of discontinued operations are shown on the combined balance sheet and the related statement of cash flows as a separate line item and included the discontinued operations of First Western and Veritas.


                                   TRANSCEND

GENERAL

         Transcend provides health information management services (also referred to as "outsourcing"), medical transcription services and consulting
and reimbursement coding services to hospitals.   In addition, Transcend,
through its 100% wholly-owned subsidiary Sullivan Health and Rehabilitation Services, provides healthcare case management and cost containment and rehabilitation services to the insurance and risk management industry.

         Transcend currently operates, on a contract management basis, the health information management, or medical records departments of fourteen (14) general acute care hospitals, located in eleven states and the District of Columbia. In addition, Transcend provides full contract management outsourcing services in the patient access (admitting) departments for five (5) of those fourteen hospitals. Transcend also provides, through outsourcing as well as other contracts, medical records transcription services through computer and telephone links from centralized facilities to approximately 100 hospital customers. Transcend also serves as an independent consultant to hospitals, providing health information management and reimbursement coding services to multiple accounts.

         Transcend was organized in 1984 and was initially engaged in the business of providing consulting services regarding medical records management, quality and utilization management, and records coding, as well as development of records management software until 1992 when the strategic direction of Transcend was changed to focus on total outsourcing, or contract management, of hospital medical records departments. The resulting change in orientation and emphasis of Transcend's business necessitated a period of development, testing and marketing of concepts new to Transcend's traditional lines of business, which extended through most of 1992. Transcend entered into its first long-term agreement for management of a hospital's medical records department at the end of 1992. During 1993, Transcend sold its records management software division, and acquired a medical transcription business, dataLogix (which now operates as a division of Transcend). Transcend purchased the assets of a second medical transcription business, Script-Ease, on September 30, 1994; a third, International Dictating Services, Inc. on January 31, 1995; and a
fourth, Medical Transcription of Atlanta, Inc., on April 19, 1995.   Through
its January 10, 1995 Merger with TriCare, Transcend owns 100% of Sullivan Health and Rehabilitation Services.

         The following table sets forth for Transcend's fiscal years ending December 31, 1994 and December 31, 1995, the dollar amount of its total revenues from each of its principal lines of business during such periods:

                                                                         FISCAL YEAR ENDED
                                                                            DECEMBER 31,
                                                                      -----------------------
                                                                            (UNAUDITED)
                                                                       1994             1995
                                                                      -------         -------
                                                                          (in thousands)
Contract Management Outsourcing . . . . . . . . . . . . . . .         $ 9,242         $14,300
Medical Transcription . . . . . . . . . . . . . . . . . . . .           2,428           6,662
Consulting and Coding . . . . . . . . . . . . . . . . . . . .             723             768
Case Management & Rehabilitation Services ("Sullivan")  . . .            --             4,152
                                                                      -------         -------
     TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . .         $12,393         $25,882
                                                                      =======         =======


         Transcend has committed to a strategy of growth in its contract management, medical transcription and its consulting business. Transcend has expanded the range of its contract management services to include management of other functional areas of hospitals associated with health information management, such as management of patient access (admissions), utilization review and quality assurance. For example, Transcend began managing the patient intake services at one of its existing hospital sites in October, 1994. Transcend is actively seeking engagements to provide this expanded range of
service to its current and future hospital customers.   Furthermore, consistent
with its overall
expansion strategy, Transcend is exploring the uses of additional technological tools, such as electronic data management using optical imaging equipment, in connection with its management service offerings. Transcend has successfully partnered with a small imaging company to develop and beta test an electronic data management product (trademarked "TransChart"). Transcend has now installed this optical scanning product in two (2) of its contract management sites. Transcend will either use its own TransChart product or partner with qualified technology providers to establish optical scanning capabilities at its sites in an effort to achieve optimal customer service levels and superior financial performance. It is the belief of management that the integration of these and similar information management functions and tools, and their operation by experienced information management personnel on a fixed-cost contract basis, will prove attractive to hospitals operating in a managed care environment.


CONTRACT MANAGEMENT OF MEDICAL RECORDS DEPARTMENTS

         Transcend's principal source of revenues is from long-term contracts for outsourcing, or contract management, of the health information services, or medical records, departments of hospitals. Transcend currently has contracts covering fourteen (14) hospitals ranging in bed size from 56 beds to 541 beds; one of these contracts also covers an additional 33-bed satellite hospital. The initial contract terms of Transcend's current contracts range from two to five years and are generally terminable without cause upon expiration of the initial term or for cause at any time during the initial term thereof. Transcend's existing contracts currently have remaining terms ranging from approximately one to five years. Due to its limited operating history in medical records management, Transcend is unable to assess or predict its contract renewal rate.

         Under the terms of its outsourcing contracts, Transcend is obligated to provide the contracting medical facility with complete day-to-day management and operation of the facility's medical records department, including maintenance of patient records, monitoring and reduction of backlog in record keeping and chart completion, compliance with record keeping and record retention requirements of governmental and other third-party payors, implementation of record coding functions to optimize reimbursement, medical record abstracting and maintenance of record storage and retrieval systems.

         With respect to staffing requirements, Transcend's outsourcing contracts are of two types. The first is a "Management Only" contract in which Transcend provides a Department Director, having a designated level of training and experience in medical records management and coding, to supervise a hospital's health information management/medical records department, and employs the departmental supervisory personnel. All other employees of the department remain on the hospital's payroll. Five (5) of Transcend's 14 contracts are "Management Only" with most of those signed in the 1993-1994 timeframe. The second type is a full contract management services agreement in which Transcend provides not only a records-management director but also hires all the employees of the department as Transcend's employees. Transcend prefers, whenever possible, to transition all the department staff of a
contract department to employment by Transcend.   Six (6) of the last eight (8)
outsourcing contracts signed and nine (9) of the 14 total contracts have been full contract management service agreements where Transcend has initially transitioned all of the employees to its payroll.

         Under each of its current contracts, Transcend is paid a fixed annual fee for its contract management services. Transcend's contracts currently provide for management fees ranging from $420,000 per year to $6,504,000 per year. For most of its contracts, Transcend has also charged a one-time implementation fee (ranging from $10,000 to $75,000, depending on the size of the hospital) for its initial costs in setting up its management systems. Transcend has sought to negotiate its fees on a basis which will represent an immediate savings to the contracting hospital over its historical cost of operating the medical records/health information management function. For this purpose, Transcend has elected to utilize fixed-installment fee arrangements which do not parallel the operating efficiencies which Transcend expects to achieve over time in the long-term operation of an outsourced department. As a result, Transcend's management anticipates that a disproportionate share of any profit in its long-term outsourcing contracts will be realized in the later portions of such contracts. Management believes that the effects of this pricing strategy on Transcend's overall operations should be alleviated in the future as Transcend obtains outsourcing contracts with a larger number of hospitals and begins to experience renewals from existing hospital clients.

         Under the terms of five contracts, Transcend has undertaken to provide not only health information management (medical records) services, but also to manage that hospital's patient access (admissions/registration) function, as well as its social services, utilization management and quality management
functions.   Transcend believes that management of multiple information management and processing functions on an integrated basis, as contemplated by these contracts, will permit it to provide more efficient and cost effective services to the healthcare institutions, thus permitting more effective and predictable cost-control for such functions. Management believes that increasing emphasis on cost containment, throughout the healthcare industry, will make such integrated-services outsourcing increasingly attractive. Accordingly, it is the intention of Transcend to seek more outsourcing contracts providing fully-integrated health information management, across multiple departments of the same institution, for a single fee. Transcend management believes that such contracts will prove not only attractive to healthcare provider institutions, but ultimately provide a larger revenue base and greater profit opportunity to Transcend. There can be no assurance, in light of Transcend's lack of any prior experience with such integrated outsourcing arrangements, that such arrangements will meet Transcend's current expectations.


MEDICAL TRANSCRIPTION SERVICES

         Transcend entered the medical transcription business on April 29, 1993, when the Company acquired, for a cash purchase price of $1,100,000, substantially all of the assets of dataLogix Transcription, Inc., a medical transcription service which now operates as a division of Transcend. On September 30, 1994, Transcend acquired the assets of Script-Ease, Inc. ("Script-Ease"), a medical transcription business based in Pittsburgh, Pennsylvania, for an acquisition price of approximately $1,300,000. On January 31, 1995, Transcend acquired the assets of International Dictating Services, Inc. ("IDS"), a Boston-based transcription service company for an acquisition price of approximately

$832,000. On April 19, 1995, the Company acquired the assets of Medical Transcription of Atlanta, Inc. ("MTA") for approximately $1,372,000. Script-Ease, IDS and MTA, as with dataLogix, are operated by the transcription division of Transcend.

         Transcend provides a computer-based service for transcription of physician dictation for hospitals. While its service arrangements vary from institution to institution, some of which require transcription to be performed on-site or by hospital employees, the transcription division's services are primarily defined as transcription of dictations at remote locations, and transmission via modem or similar telephone link into the computer data base of the contracting hospital. As a result, while it currently provides services to over 100 different medical institutions in the eastern half of the United States (including nine (9) hospitals with which Transcend has outsourcing contracts), the transcription division is able to provide such services from a central office and therefore many of its transcription employees are able to work as "telecommuters" using networked computer terminals in their homes.

         Transcend is typically paid for its transcription services on a production basis, at rates determined on a per-line-transcribed basis. Where transcription services are included as part of the services provided in Transcend's outsourcing contracts for health information management, the transcription services are provided internally by Transcend's transcription sites as part of the overall services provided by Transcend for a set contract fee. Transcend seeks wherever possible to cross-market its transcription services with its outsourcing contract services, and to use the institutions with which it has such contracts as a base for generation of additional transcription business.

         Transcend is seeking other opportunities through acquisitions in the healthcare services industry predominantly in the area of medical transcription services. Although it presently has no agreements with any party regarding any such acquisition, additional sources of financing may be required by the Company to complete future acquisitions, if any, see "Liquidity and Capital Resources - TriCare/Transcend" below for further information.


CONSULTING AND CODING SERVICES

         Transcend continues to offer its services as an independent consultant, on a case by case basis, providing advice with respect to management and operations of medical records departments and related health information management, particularly reimbursement coding (or "optimization" services). Transcend also provides consultation services regarding the health information aspects of hospitals' utilization management and quality management functions. Such services, which can also include interim medical records department management and related services, are provided on a negotiated fee for service basis. Transcend's consulting and coding department includes specialists in various aspects of records coding and management.

SALES AND MARKETING

         Transcend currently employs eight full time sales personnel in the contract management area of its business. Because Transcend's outsourcing services are relatively new in the hospital industry, marketing of those services has, to date, proceeded principally on the basis of personal contacts by Transcend's sales personnel with hospital administrators and Health Information Management directors, as well as referrals from its consulting clients. Beginning in early 1996, Transcend has added a telemarketing program in an effort to significantly improve qualified sales leads and shorten the overall sales cycle. Each of Transcend's sales and marketing personnel is compensated through a combination of salary with commissions and bonuses based on the volume of outsourcing contract business sold. Having established its initial base of outsourcing contract clientele, Transcend expects to increase its sales force by at least one additional employee in 1996, seeking to establish sales force coverage in each of the principal geographic regions of the country. Transcend's 1995 marketing program has recently been changed in favor of a more comprehensive 1996 marketing campaign. This new campaign includes targeted advertising in industry trade publications, direct mailings, customer testimonials and other literature that emphasizes Transcend's market leadership position, its management expertise and its track record with current clients.

         Transcend's transcription and consulting services have historically been marketed primarily through personal contacts and referrals from existing clients. While management believes that this is an appropriate marketing strategy, particularly for consulting services, Transcend has begun to implement a broader marketing campaign for its transcription services, particularly in those markets in which its transcription offices are located.


PRINCIPAL CUSTOMERS

           Based on revenues for the fiscal year ended December 31, 1995, the same hospitals continued to account for more than five percent (5%) of Transcend's total revenues, but in differing percentages, as follows: Good Samaritan (9%), Greater Southeast Community (including Fort Washington Medical Center) (8%), Tulane University Hospital and Clinic (8%) and Memorial Medical
Center of Jacksonville (6%).   Based on its revenues for the fiscal year ended
December 31, 1994, fees paid by each of the following hospitals accounted for more than five percent (5%) of Transcend's revenues in such period: Good Samaritan Hospital, Downers Grove, Illinois (14%); Greater Southeast Community Hospital, Washington, D.C. (including Fort Washington Medical Center, Fort Washington, Maryland) (15%); Tulane University Hospital and Clinic, New Orleans, Louisiana (16%); and Memorial Medical Center of Jacksonville, Jacksonville, Florida (15%). The "same hospital" percentage of revenue comparisons listed here (from 1994 to 1995) have declined significantly and as long-term outsourcing contracts are secured in the future and as the Company expands in the transcription area, management expects the percentages of Transcend's revenues represented by business from any single institution to continue to decline significantly.

COMPETITION

         While the concept of contract management of clinical, housekeeping and dietary departments is well established, Transcend's management believes that outsourcing or contract management of health information services departments is still a relatively new concept in the hospital industry. Management believes that while Transcend is clearly a pioneer in developing outsourcing of health information management functions on a national basis, there are currently 3-4 regional/national firms currently engaged in the same business (but believed by management to hold significantly fewer outsourcing contracts than Transcend). Transcend expects that as the concept of outsourcing becomes accepted, it will encounter further competition from some or all of the following sources: other traditional healthcare information management consultants; coding consultants; multi-specialty healthcare services businesses which currently provide contract management to clinical, housekeeping, dietary or other non-medical services departments of hospitals; management information services providers, particularly developers and vendors of management software; and other parties in contract management businesses (for example, business or financial management services) desiring to enter the healthcare field. Transcend expects that competitive factors will include reputation for expertise in health information management, size and scope of referenceable accounts, prior experience in outsourcing, and pricing. While Transcend believes that it can be competitive in these areas, it should be noted that some of its potential competitors (as described above) are larger, better known and better capitalized than Transcend, and such factors could affect Transcend's ability to withstand such competition over the long term.

         Transcend experiences competition with respect to both its transcription and consulting business from a variety of sources, including, in each case, both local and national businesses. The markets both for medical transcription services and for medical records coding and consultation services are highly fragmented, and no competitor or identifiable group of competitors could be said to be dominant. Management believes the principal competitive factors in each case include reputation and prior experience, and in the case of transcription services, pricing, timeliness (i.e., turnaround times on transcribed documents) and accuracy of performance. In both fields, Transcend will be, in some cases, competing against larger, better known and better capitalized competitors.


SULLIVAN

         On June 15, 1994, TriCare completed the acquisition of Sullivan Health & Rehabilitation Services. Sullivan operates as a 100% wholly owned subsidiary of Transcend. Sullivan provides healthcare case management and cost containment and rehabilitation services to the insurance and risk management industry, primarily in the Southeast. Sullivan maintains offices in Decatur, Georgia; St. Petersburg, Florida and Dallas, Texas.

         Medical case management, which is the core business for Sullivan, provides assessment, care planning, recommendations, and care coordination services for injured and ill persons covered by insurance carriers or self-insured employers. Sullivan employs or contracts with registered nurses who act as a coordinator between the patient, the healthcare providers and the insurance carriers, seeking to ensure the provision of optimal healthcare with
an efficient use of resources.   Case Management typically involves routine
onsite visits to the patient and monthly reporting to the insurance carriers. Sullivan has been providing medical case management services since 1982. Sullivan provides vocational evaluations and computerized skills assessments for clients covered by insurance programs, workers' compensation, long-term disability and Social Security disability.

         Sullivan is a smaller, regional competitor with most of its case management business concentrated in the workers' compensation insurance market with larger employers (Fortune 1000 companies).


DISCONTINUED OPERATIONS

First Western / Veritas

         The net assets of the discontinued operations of TriCare's healthcare subsidiaries, First Western and Veritas (now part of Transcend), both of which ceased operations as of April 30, 1993, are shown on the combined balance sheet and the related statement of cash flows as a separate line item.

         The net assets related to the discontinued operations at December 31, 1995 were $2,893,000. This amount consisted of $479,000 in prepaid legal fees and $2,414,000 in net accounts receivable. The collection liabilities of First Western & Veritas have been deducted in determining net accounts receivable.

          On October 14, 1995, the Company sold approximately 38% of it's discontinued operations' gross accounts receivable balance to Medical Receivables Finance, LLC ("MRF"), a Delaware limited liability company for:

                 - Approximately $932,000 in cash ($882,000 in cash at closing; $50,000 held in escrow)
                 - An opportunity to share in future cash receipts based on MRF's collection activity.

         As a result, the Company closed its California-based collections operation. The future costs associated with the collection of the accounts receivable have been netted with the assets related to discontinued operations.

         The sale agreement with MRF is not expected to result in any material
gain or loss for the Company.   The Company will continue to re-evaluate the
realizability of the net assets related to its discontinued operations which
were not sold.   Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of this asset.

         In addition to the above, the Company has contracted with MRF to have MRF for the servicing and managing of the remaining 62% of the accounts receivable balance.

         On September 17, 1993, TriCare and its healthcare subsidiaries (now part of Transcend) and the physician-owned medical groups that have contracts with the healthcare subsidiaries initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against twenty-two insurance carriers seeking $115 million in compensatory damages claiming abuse of process, intentional interference with contractual and prospective economic relations and unfair business practices which led to the discontinuation of the business of TriCare's healthcare subsidiaries and their contracting associated medical groups in April 1993 (the "Lawsuit"). Certain of the defendants in the Lawsuit have filed cross complaints seeking restitution from TriCare, its healthcare subsidiaries and their associated managed medical groups for funds previously paid to the medical groups and other damages. The costs associated with the above claims cannot be ascertained with any certainty but are expected to be substantial. The Company intends to defer such costs until resolution of the litigation. There can be no assurance as to the outcome of this litigation, including potential recovery, if any, of the Company's claims, or damages if any. Based upon facts and circumstances known to date, in the opinion of management, final resolution of the cross complaint will not have a material adverse effect on the Company's financial condition or results of operations.

         Prior to its acquisition by Transcend, TriCare sold substantially all of the assets and liabilities of its wholly-owned subsidiary, Occu-Care to AmHealth, Inc. ("AmHealth") for a purchase price of $4,000,000. The purchase price included $1,500,000 in cash paid at closing; AmHealth's Series A Note in the face amount of $1,500,000 bearing interest of 8% per annum commencing December 1, 1994, payable quarterly thereafter, with the principal payable on or prior to December 1, 1995; and AmHealth's Series B Note in the face amount of $1,000,000 bearing interest of 8% per annum commencing December 1, 1994, payable quarterly thereafter, with the principal payable in equal quarterly installments starting December 1, 1995 and continuing until September 1, 2000. TriCare did not receive its first interest payment on its $2,500,000 note receivable from its sale of the assets of Occu-Care, which constituted an event of default and, therefore, TriCare deferred recognition of the gain from the
transaction in the amount of $450,000.   On December 30, 1994, TriCare entered
into negotiations with AmHealth which resulted in an agreement to exchange its note receivable of $2,500,000 for 2,500,000 shares of $1.00 convertible redeemable preferred stock which pay cumulative dividends at a rate of 6.5% per annum. In conjunction with the Merger on January 10, 1995, Transcend recorded these securities at their fair value of $2,050,000. Under certain circumstances and at the Company's option, the preferred stock is convertible into common stock of AmHealth. The preferred stock is subject to mandatory redemption as follows: 1,500,000 shares (less any shares previously converted) on December 1, 1995, and the balance in nineteen quarterly installments commencing December 1, 1995 which was consistent with the payment schedule of the original notes. The redemption on December 1, 1995 did not occur and discussions are underway with AmHealth to determine a future course of action with regard to the redemption of these securities.

         In December, 1995, AmHealth signed a Letter of Intent with CORE, Inc. (NASDAQ; CORE) for CORE to purchase substantially all the assets of AmHealth primarily in exchange for CORE stock. The transaction is expected to close by May, 1996. If the above transaction occurs, Transcend would likely settle AmHealth's $2.5 million obligation to Transcend in exchange for CORE stock. However, there can be no assurances that these transactions will take place. The amount the Company will ultimately realize could differ materially from the carrying value of the investments as reflected in the financial statements due to changes in the financial condition of the purchaser and/or the ultimate valuation of its obligation to Transcend in any purchase of AmHealth by CORE, Inc. or any other third party.

         The securities from the sale of AmHealth and the accrued liabilities related to the sale of AmHealth are shown as separate line items on the balance sheet. The related statement of cash flows is shown as a separate line item along with First Western and Veritas as discontinued operations.


EMPLOYEES

         As of December 31, 1995, Transcend had approximately 569 full-time employees and 137 part-time employees, including 14 administrative and executive employees at its headquarters office in Atlanta, Georgia; 20 employees in sales and marketing or consultative functions; and 307 employees at outsourcing sites, as well as 157 employees in its medical transcription operations. Sullivan has 71 full-time employees and contracts with over 52 part-time registered nurses who are not employees of the Company. Transcend also supervises an additional 162 employees of contracting hospitals at outsourcing sites, pursuant to the terms of its outsourcing agreements.
Neither Transcend nor any of the employees it supervises is currently a party to any collective bargaining agreement; the hospital employees at one outsourcing site have been solicited by union representatives, but no definitive action toward representation has been taken. Transcend has not experienced any strikes or work stoppages, and believes that its relations with its employees are good.


EXECUTIVE OFFICERS

         The following table contains information regarding executive officers who are not directors of the Company. See "Item 10. Directors and Executive Officers of the Registrant".

              Name                Age                        Position With the Company
              ----                ---                        -------------------------
         Larry G. Gerdes          47                         Chief Executive Officer
         Julian L. Cohen          40                         Chief Operating Officer
         G. Scott Dillon          45                         Chief Development Officer
         David W. Murphy          38                         Chief Financial Officer, Secretary and Treasurer


         Larry G. Gerdes (age 47) has served as Chief Executive Officer of Transcend since May, 1993. Since 1991, Mr. Gerdes has been a general partner of Gerdes Huff Investments ("GHI"), an Atlanta-based partnership which invests in predominantly southeastern based early to middle stage companies. For the five years prior to 1991, Mr. Gerdes held various executive positions with HBO & Company, a provider of information services to the healthcare industry, the last of which was Executive Vice President. Mr. Gerdes has served as a director of Transcend since June 1985. Mr. Gerdes also serves as a director of Delphi Information Systems, Inc.

         Julian L. Cohen (age 40) joined the Company in October 1994 as President and Chief Executive Officer of Sullivan. Mr. Cohen's current position with Transcend is Chief Operating Officer. Mr. Cohen served in various capacities at MCC Behavioral Care, Inc., a provider of managed behavioral health products and services from November 1987 to September 1994,
including President from October 1992 to September 1994.   Mr. Cohen has his
Bachelor's Degree and Masters in Public Health from the University of
Pittsburgh.

         G. Scott Dillon (age 45) joined the Company in September, 1995 as Chief Development Officer. Mr. Dillon served as Executive Vice President and Chief Development Officer for Coastal Physician Services from September 1992 to August 1995. Mr. Dillon has his undergraduate degree from Drake University and his graduate degree from North Dakota State University.

         David W. Murphy (age 38) joined the Company in September, 1994, as Vice-President of Acquisitions and became Chief Financial Officer of Transcend in May, 1995. Prior to joining the Company, Mr. Murphy was a founder and General Partner of an investment company and served in various financial, operating and M&A positions with companies such as Hutchinson SA (France),
First Boston and International Paper Company.   Mr. Murphy received his
Bachelor's degree from the University of Notre Dame and his Masters in Business Administration from Dartmouth's Amos Tuck Graduate School of Business.

         Executive Officers are elected by and serve at the pleasure of the Board of Directors of the Company.


ITEM 2.  PROPERTIES

         Transcend leases the space for its principal offices in Atlanta, Georgia, and space for satellite sales office in Dallas, Texas and Newton, Pennsylvania. It also leases space for its transcription offices in Chicago, Illinois; Pittsburgh and Erie, Pennsylvania; Boston and Worcester, Massachusetts; and Atlanta, Georgia.

         Transcend also leases space for it case management business (Sullivan) in Decatur, Georgia; St. Petersburg, Florida; and Dallas, Texas.

         Transcend's lease obligation in Irvine, California, which it assumed from TriCare in the Merger, expires May, 1996.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to certain claims in the ordinary course of business which are not material. Prior to Coastal, Mr. Dillon served as Executive Vice President of the Fischer Mangold Group from January 1991 to September 1992.

         On September 17, 1993, the Company and its healthcare subsidiaries (now part of Transcend) and the physician-owned medical groups that have contracts with the healthcare subsidiaries initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against twenty-two insurance carriers seeking $115 million in compensatory damages claiming abuse of process, intentional interference with contractual and prospective economic relations and unfair business practices which led to the discontinuation of the business of the Company's healthcare subsidiaries and their contracting associated medical groups in April 1993 (the "Lawsuit"). Certain of the defendants in the Lawsuit have filed cross complaints seeking restitution from the Company, its healthcare subsidiaries and their associated managed medical groups for funds previously paid to the medical groups and other damages. The costs associated with the above claims cannot be ascertained with any certainty but are expected to be substantial. The Company intends to defer such costs until resolution of the litigation. There can be no assurance as to the outcome of this litigation, including potential recovery, if any, of the Company's claims, or damages if any. Based upon facts and circumstances known to date, in the opinion of management, final resolution of this cross complaint will not have a material adverse effect on the Company's financial condition or results of operations.

         On June 22, 1995, an action was filed by Timothy S. Priest in his capacity as administrator of the estate of Robert V. Taylor against Carol Brown, Debbie Ostwald, Sullivan Health & Rehabilitation Management, Inc. ("Sullivan") and Fireman's Fund Insurance Company, in the Circuit Court of Franklin County, Tennessee, alleging breach of the duty to provide reasonably competent nursing care to an injured individual (now deceased). The Company's subsidiary, Sullivan, and a former employee of Sullivan are defendants in the case. The Plaintiff demands compensatory damages in the amount of $1 million and punitive damages in the amount of $2 million, plus costs. Management of the Company believes that Sullivan has meritorious defenses to the allegations and intends to vigorously contest liability in this matter. At the present time, management of the Company cannot predict the outcome of this litigation, but does not believe that the resolution of the litigation will have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the last quarter of the twelve month period ended December 31, 1995.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Transcend Common Stock is quoted on the NASDAQ-NM. As of March 11, 1996 there were approximately 450 holders of record of Transcend Common Stock. The table below sets forth for the fiscal periods indicated the high and low bid prices per share of Transcend Common Stock as reported on the NASDAQ-NM. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including the Company's earnings, financial condition and other factors deemed relevant by the Board.


                                                                                           PRICE PER SHARE OF
                                                                                              COMMON STOCK
                                                                                              ------------
                                                                                            HIGH          LOW
                                                                                            ----          ---
Year Ended December 31, 1995
 First Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $4-1/8        $1-9/16
 Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $3-11/16      $2-1/2
 Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $7-1/2        $2-1/2
 Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $7-1/8        $4-3/4


Year Ended December 31, 1994
 First Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $3-1/2        $2
 Second Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $3-1/4        $2-3/8
 Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $3            $1-3/4
 Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $2-3/4        $1-l/2




ITEM 6.  SELECTED COMBINED FINANCIAL DATA


         On January 10, 1995, TriCare acquired Transcend by the merger of Transcend into First Western Health Corporation. Inasmuch as the merger is being treated for financial accounting purposes as the acquisition of TriCare by Transcend, following the merger, the historical financial statements of Transcend have become the financial statements of TriCare and include the business of both companies after the effective date of the Merger (January 10, 1995).

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected historical consolidated financial data of Transcend for the periods indicated, derived from the consolidated financial statements of Transcend. The selected financial data should be read in conjunction with "TRANSCEND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" and Transcend's consolidated financial statements and notes thereto included elsewhere.

                                                                 (IN THOUSANDS EXCEPT FOR PER SHARE DATA)

                                                                               DECEMBER 31
                                                        ----------------------------------------------------------
                                                           1991       1992         1993        1994         1995
                                                        -------   --------       -------     -------      -------
Statement of Operations:
Net Revenues  . . . . . . . . . . . . . . . . . .        $1,854     $1,702       $6,208      $12,393      $25,882
Direct Costs  . . . . . . . . . . . . . . . . . .         1,074        893        5,125       10,787       22,334
                                                         ------     ------       ------      -------      -------
Gross Profit  . . . . . . . . . . . . . . . . . .           780        809        1,083        1,606        3,548
Marketing and Sales Expense . . . . . . . . . . .           362        209          378          929        2,186
General and Administrative Expense  . . . . . . .           538        715        1,330        1,673        4,604
Amortization Expense of Intangible
Assets  . . . . . . . . . . . . . . . . . . . . .           --         --           310          357          633
                                                         ------     ------       ------      -------      -------
Operating Income (Loss) . . . . . . . . . . . . .          (120)      (115)        (935)      (1,353)      (3,875)
Other Income (Loss)
 Interest Expense . . . . . . . . . . . . . . . .           (41)       (29)        (135)         (66)         (96)
 Interest Income  . . . . . . . . . . . . . . . .             1         13            3            1           75
 Other  . . . . . . . . . . . . . . . . . . . . .            --         (2)         101           25           --
                                                         ------     ------       ------      -------      -------
                                                            (40)       (18)         (31)         (40)         (21)
                                                         ------     ------       ------      -------      -------
Pre-Tax Income (Loss) . . . . . . . . . . . . . .          (160)      (133)        (966)      (1,393)      (3,896)

Provision For Income Tax  . . . . . . . . . . . .            --         --           --           13          ---
                                                         ------     ------       ------      -------      -------
Net Income (Loss) . . . . . . . . . . . . . . . .        $ (160)    $ (133)      $ (966)     $(1,406)     $(3,896)
                                                         ======     ======       ======      =======      =======
Net Income (Loss) Per Share . . . . . . . . . . .        $ (.04)    $ (.02)      $ (.11)     $  (.14)     $  (.22)
                                                         ======     ======       ======      =======      =======
Weighted Average Shares Outstanding . . . . . . .         3,774      7,162        8,866        9,733       17,818
                                                         ======     ======       ======      =======      =======


                                                                               DECEMBER 31,
                                                           ------------------------------------------------------
                                                           1991       1992        1993        1994          1995
                                                           ----       ----        ----        ----          ----
Balance Sheet Data:
Cash and Cash Equivalents . . . . . . . . . . . .          $541       $291       $  131      $   150     $   1,073
Accounts Receivable, Net  . . . . . . . . . . . .          $253       $318       $  281      $   640     $   2,961
Net Assets Related to Discontinued Operations . .            --         --           --           --     $   2,893
Total Assets  . . . . . . . . . . . . . . . . . .          $922       $790       $1,191      $ 2,680     $  16,833
Long-Term Debt and Financing Leases . . . . . . .          $355       $300       $   --      $    --     $   2,392
Shareholders' Equity  . . . . . . . . . . . . . .          $411       $277       $  162      $(1,233)    $   9,921

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

         Transcend is an organization committed to the outsourcing of Health Information along a continuum spanning patient access (admitting) through health information management (medical records) and extending to the business office of a health care provider. The Company provides long term value to its health care provider customers through i) the cost efficient management of services, guaranteeing its contract management customers operating cost savings through a capitated fixed fee pricing structure while at the same time guaranteeing service deliverables and ii) by converting data into quality information to allow them to effectively compete in a dynamic marketplace.

         Transcend provides value-add along four (4) distinct service lines:

                 - Contract Management: The management of patient information - both clinical and financial - from pre-admission to post discharge. The health care provider outsources the Health Information Management
                          (HIM) function to Transcend in the form of a 3-5 year contract. Transcend assumes full responsibility for the daily operation of the HIM department, Patient Access and/or Business Office, including having all of the hospital employees become employees of Transcend.

                 - Medical Transcription: The transcription service allows for the transcribing of physician dictation and provides Transcend the opportunity to significantly impact the quality of service (i.e., accuracy, turnaround time) and the margin it achieves for its Contract Management (CM) outsourced
                          customers.   In addition, medical transcription is
                          currently being delivered to 100+ non-CM customers.

                 - Consulting and Coding: Transcend continues to offer its services as an independent consultant, on a case by case basis, providing advice with respect to management and operations of medical records departments and related health information management, particularly reimbursement coding (or "optimization" services). Transcend also provides consultation services regarding the health information aspects of hospitals' utilization management and quality management functions.

                 - Case Management: Through its Sullivan subsidiary, the Company provides Worker's Compensation Case Management and Disability Management. Sullivan's primary customers include: insurance carriers, third party administrators and self-insured employers.

         Transcend is a service company and refrains from researching/developing any of its own proprietary technology; rather, it chooses to work closely with outside partners to develop the tools (i.e., technology) required to deliver its services at optimal cost and quality levels.


RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of Transcend contained elsewhere herein. See
Item 8.

  Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

         Net revenues increased 109% to $25,882,000 in 1995 from $12,393,000 in 1994. The increase in net revenues is primarily attributable to the Company's contract management division, contributing $5,058,000 of the overall increase due to the addition of six (6) new outsourcing contracts helped revenues increase from $9,242,000 in 1994 to $14,300,000 in 1995. Medical Transcription grew from $2,428,000 in 1994 revenues to $6,662,000 in revenues for 1995, primarily due to the acquisition of IDS and MTA. Sullivan's 1994 revenues are not included as they were prior to the TriCare/Transcend Merger (January, 1995).

         Gross profit increased 121% to $3,548,000 in 1995 from $1,606,000 in 1994. Gross profit as a percentage of revenues increased to 13.7% in 1995 from 12.9% in 1994. This increase was primarily attributable to the addition of Sullivan's case management revenues reflecting an overall 21% gross margin. Gross margins in contract outsourcing increased to 14% from 11% in 1994. Average transcription margins decreased from 19% to 14% as a result of the Script- Ease and IDS acquisitions. This decline is expected to be temporary as changes have been implemented that should positively impact gross margin levels
at these two sites.   As an example, gross margin in the transcription
division, as a percentage of total revenue, were 17.4% in the fourth quarter of 1995.

         Transcend believes that, with respect to contract outsourcing revenues from any particular medical records management contract, the Company's profit margin should increase over the life of the contract, due both to the nature of Transcend's pricing of its contract outsourcing services and to operating efficiencies expected to be achieved over the life of such a contract. Transcend negotiates its contract management fees on a basis which will represent, at contract inception, immediate savings to the contracting hospital over historical costs of operating the managed functions, and for this purpose, Transcend utilizes fixed installment fee payment arrangements. In the early term of such a contract,

Transcend's expenses in providing the contract services remain relatively high (as a percentage of contract revenues received) as set-up and training costs are incurred, new procedures are implemented and departmental reorganizations are implemented. Completion of such steps can be expected to result in lower operating expenses, which in turn should increase the profit margin of a constant revenue stream over time. Also, as Transcend increases the number of its contract outsourcing clients and builds to a customer base with critical mass in some geographic areas, the potential exists for the possible centralization of certain of the services provided to multiple clients, as well as related economies of scale, and this could also contribute to a trend of higher profit margins on contract outsourcing revenues.

         Marketing and sales expenses increased 135% to $2,186,000 in 1995 from $929,000 in 1994 and increased as a percentage of revenues to 8.4% from 7.5% in
1994.   The increase is attributable to expenses associated with the concentrated effort in sales to heighten market awareness of Transcend and contract outsourcing; the expansion of Transcend's sales force; an increase in commission compensation relating to the six new outsourcing contracts in the third quarter and the additional sales costs related to the case management services of transcription and Sullivan.

         General and administrative expenses increased 175% to $4,604,000 in 1995 from $1,673,000 in 1994 and increased as a percentage of revenues to 17.8% from 13.5%. The increase reflects additional expense for increased management and support staff to position the Company for future growth, as well as the additional overhead of TriCare and Sullivan due to the January 10, 1995 Merger.

         The increase in amortization expenses to $633,000 in 1995 from $357,000 in 1994 reflects the full impact of the intangible assets associated with the three named medical transcription acquisitions and the additional amortization expense related to the Merger.

         Transcend's loss from operations increased to $3,875,000 in 1995 from $1,353,000 in 1994; however, the Company realized an improving trend with regard to minimizing its loss from operations beginning in the second quarter, 1995. Transcend's loss from operations was $1,393,000 in the second quarter ending June 30, 1995. The loss from operations for the third quarter ended September 30, 1995 was $867,000, and this compares to a fourth quarter loss from operations of $527,000 for the quarter ended December 31, 1995.

         Other expense decreased to $21,000 in 1995 from $40,000 in 1994, primarily as the result of Transcend's recognition of higher interest income as applied against interest expense.


Year Ended December 31, 1994 Compared With Year Ended December 31, 1993

         Net revenues increased 99.6% to $12,393,000 in 1994 from $6,208,000 in 1993. This increase in net revenues is primarily attributable to increased sales in the contract outsourcing division, reflecting the full year impact of contracts to manage the records department in five hospitals entered into in 1993 and another hospital contract entered into on June 1, 1994 and to a lesser extent the transcription acquisition of Script-Ease on September 1, 1994 and the full year impact of the 1993 dataLogix acquisition.

         Gross profit increased 48.3% to $1,606,000 in 1994 from $1,083,000 in 1993. Gross profit as a percentage of revenues declined to 12.9% in 1994 from 17.5% in 1993. This decrease was primarily attributable to an increase in the portion of the overall revenue mix provided by contract management revenues. Transcend believes that with respect to revenues from any particular medical records management contract, Transcend's profit margin should increase over the life of the contract as a result of operating efficiences expected to be achieved over the life of such a contract. Transcription profit margins increased from 12% in 1993 to 20% in 1994 due to efficiencies implemented in 1994 at the transcription office in Chicago. Consulting and coding margins declined in 1994 due to a greater emphasis on contract management.

         Marketing and sales expenses increased 145.8% to $929,000 in 1994 from $378,000 in 1993 and increased as a percentage of revenues to 7.5% from 6.1% in 1993. The increase reflects increased expenses associated with additional marketing efforts in the contract management division and expansion of the contract management/outsourcing sales force. A majority of the increase in costs in this category was in the form of additional salaries and sales commissions. It is expected that these expenses will continue to increase in 1995.

         General and administrative expenses increased 25.8% to $1,673,000 in 1994 from $1,330,000 in 1993 but decreased as a percentage of revenues, to 13.5% from 21.4%. The increase reflects additional expense for increased management and support staff to support Transcend's present and future growth.

         The increase in amortization expenses to $357,000 in 1994 from $310,000 in 1993 reflects the full impact of the intangible assets associated with the dataLogix transcription business, which was acquired in April 1993 and the additional amortization expense related to the acquisition of Script-Ease which occurred on September 30, 1994.

         Transcend's loss from operations increased to $1,353,000 in 1994 from $953,000 in 1993.

         Other expense increased to $40,000 in 1994 from $31,000 in 1993, primarily as the result of Transcend's recognition of a gain of $100,000 from the sale of the software division in April 1993 vs. the recognition of only a $25,000 gain in 1994.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are its cash on hand, internally generated funds and collections from the net assets of the Company's discontinued operations (expected to be collected over the next several years under provisions of the sale and service agreements signed with MRF).

         The Company expended $1,232,000 in cash to acquire the medical transcription businesses of IDS and MTA in 1995, and, as a result, the Company raised $2.0 million in cash through the private placement of Subordinated Convertible Debt which took place on August 15, 1995. Key terms of the debt are:


         Interest Rate:                                8%

         Interest Paid:                                Semi-annually

         Term:                                         Five (5) Years, due in full at maturity if not converted

         Secured Status:                               Unsecured and subordinated to all other Indebtedness

         Convertible Features:

         - Convertible, by the holder, for five (5) years at $3.50 per share of Transcend's common stock as recorded on August 15, 1995, the "Closing Price".

         - Convertible by the Company if Transcend's common stock trades at three (3) times the Closing Price for 30 consecutive trading days.

         The Company's working capital position improved during the twelve months ended December 31, 1995, from a deficit position of approximately ($3,000,000) at December 31, 1994 to $870,000 at December 31, 1995. This
improvement in the Company's working capital position arises from a combination of several factors. The Merger increased working capital by $6,195,000 and the private placement by $2,000,000, which was offset by the following: first, the acquisition of two additional transcription businesses (IDS and MTA) as described below; second, the financing from current cash sources of capital expenditures for equipment during the twelve months ended December 31, 1995, as described below; and finally, the continued funding of losses from Transcend's operations. The latter factor results from increases in Transcend's administrative and marketing cost structures (relative to actual new sales realized), which increased significantly beginning in the fourth quarter of 1994, in anticipation of targeted increases in Transcend's contract management business, as well as some temporary costs associated with the
Script-Ease and IDS transcription acquisitions.   Such cost increases should be
offset by operating contributions from the Company's continued growth in its contract management/outsourcing, medical transcription and case management businesses, although there can be no assurances in that regard.

         During the twelve months ended December 31, 1995, Transcend's cash balance increased from $150,000 to $1,073,000. This change resulted primarily from $7,483,000 in cash received from the Merger; $77,000 received in cash from the IDS and MTA acquisitions; $2,000,000 in cash received from the subordinated convertible debt placement; $268,000 in cash proceeds received from the exercise of employee stock options; offset by: the use of cash reserves to repay Transcend's outstanding indebtedness under both of Transcend's bank credit facilities totaling $2,025,000; $4,133,000 used in operating activities including approximately $450,000 in merger costs; capital expenditures of $1,220,000 (principally computer and optical imaging equipment); $285,000 for the final payment related to the acquisition of Sullivan; and approximately $1,232,000 related to the acquisitions of IDS and MTA in January and April, 1995, respectively.


         Beginning Cash, 12-31-94:                                      $  150,000

         Add:
         Cash from Merger                                                7,483,000
         Cash from Acquisitions                                             77,000
         Private Placement Proceeds                                      2,000,000
         Stock Option Proceeds                                             268,000

         Less
         Pay down of Bank Line                                           2,025,000
         Adjusted Operating Loss                                         3,692,000
         Merger Costs                                                      450,000
         Final Sullivan Acquisition Cost                                   285,000
         Acquisition of IDS and MTA                                      1,232,000
         Capital Expenditures                                            1,221,000
                                                                         ---------

         Ending Cash, 12-31-95                                          $1,073,000
                                                                         =========

         Net cash provided by discontinued operations for the twelve months ended December 31, 1995 was $202,000. The majority of the cash contributed from discontinued operations was generated by the collection of accounts receivable from the discontinued applicant medical/legal evaluation business of First Western and Veritas, including net cash contributed of $932,000 ($882,000 in cash received at Closing; $50,000 placed in Escrow) received upon the sale of certain accounts receivable to MRF, offset by the related costs of First
Western and Veritas.    Going forward, net cash contributed from discontinued
operations will consist of any future cash collected under 1) a shared arrangement under the sales agreement based on MRF achieving certain collection targets and 2) the on-going service agreement that the Company signed with MRF pertaining to a specific portfolio of old receivables from discontinued operations. Management believes the ultimate collectability of its accounts receivable has been properly reflected in the Company's financial statements and that the subsequent agreements entered into between the Company and MRF on October 14, 1995 for the sale and service of its discontinued operation's accounts receivable balances did not result in a gain or loss to the Company.

         The Company continues to experience negative cash flow from operations. For the twelve months ended December 31, 1995, negative cash flow from operations was $4,133,000, which included a payment of approximately $500,000 of aged payables immediately following the Merger (January, 1995) and $450,000 in Merger costs. There were also cash outlays for acquisitions totaling $1,232,000 and capital expenditures of $1,221,000. Notwithstanding the foregoing, the Company anticipates that margin contribution will come from: expected new contract outsourcing sales; expected new sales opportunities in transcription and consulting; expected new case management sales from Sullivan; and increasing margins from existing operations (contract outsourcing, transcription, consulting and coding and Sullivan case management). Moreover, the Company's selling, general and administrative costs as a percentage of revenues is expected to decrease.

         To illustrate this point, the chart below highlights a favorable trend with regard to the Company's cash flow beginning in the second quarter of 1995:

                                               Second Quarter       Third Quarter     Fourth Quarter
                                                   Ended                Ended              Ended
                                                  6-30-95              9-30-95           12-31-95
                                               --------------       ---------------   -------------
         Net Cash Flow (Loss)
         From Operations:                        $(1,392,000)         $(867,000)          $(527,000)

         Selling Costs as a % of
         Total Revenue:                           10.6%                 9.9%                5 .5%

         General and Administrative
         Costs as a % of Total
         Revenue:                                 22.5%                16.1%                13.2%


         Based on the foregoing, the Company anticipates that cash on hand, together with internally generated funds and cash collected from discontinued operations will be sufficient to finance continuing operations and the cash requirements associated with its civil litigation action against certain insurance carriers for the next twelve months.

         The Company will continue to pursue strategic acquisitions subject to having the necessary resources to fund any specific transaction. Such funding could include the issuance, in all or in part, of its securities, the issuance of promissory notes to sellers and/or the payment of cash, either from the Company's existing cash resources or through a credit facility established to
help finance the acquisition.   At the current time, no such credit facility
exists for the Company, though the Company is in the process of negotiating with several financial institutions about providing a line of credit facility. There can be no assurances, however, that any such credit facility will be established.

INFLATION

         Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company's ability to increase prices and/or lower expenses in amounts offsetting inflationary cost increases and on reimbursement levels established by state authorities.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Transcend Services, Inc.:



         We have audited the accompanying consolidated balance sheets of Transcend Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiaries as of December 31, 1994 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




                                                             ARTHUR ANDERSEN LLP




Atlanta, Georgia
February 13, 1996

                            TRANSCEND SERVICES, INC.


                          CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31,
                                                                                     ------------------------
                                                                                        1994          1995
                                                                                     ----------    ----------
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . .                  $  150,000   $ 1,073,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $15,000, and $42,000, respectively  . . . . . . . .                     700,000     3,056,000
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . .                      62,000       309,000
                                                                                     ----------    ----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . .                     912,000     4,438,000

NET ASSETS RELATED TO DISCONTINUED OPERATIONS . . . . . . . . . . .                     --          2,893,000
SECURITIES OF AMHEALTH  . . . . . . . . . . . . . . . . . . . . . .                     --          2,050,000
OFFICE FURNITURE AND EQUIPMENT, at cost, less accumulated
  depreciation of $298,000 and $1,059,000 for 1994
  and 1995, respectively  . . . . . . . . . . . . . . . . . . . . .                     558,000     1,681,000
DEPOSITS AND OTHER ASSETS . . . . . . . . . . . . . . . . . . . . .                     130,000       408,000
GOODWILL AND OTHER INTANGIBLE ASSETS, less accumulated
  amortization of $381,000 and $1,301,000 for 1994 and
  1995, respectively  . . . . . . . . . . . . . . . . . . . . . . .                   1,080,000     5,363,000
                                                                                     ----------    ----------
                                                                                     $2,680,000   $16,833,000
                                                                                     ==========   ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long term debt . . . . . . . . . . . . . . . .                   2,025,000       208,000
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .                     783,000     1,268,000
  Accrued compensation and employee benefits  . . . . . . . . . . .                     506,000     1,560,000
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . .                     578,000       808,000
  Current portion of capital lease obligation . . . . . . . . . . .                      21,000         -0-
  Deferred income taxes . . . . . . . . . . . . . . . . . . . . . .                       --          133,000
                                                                                     ----------    ----------
    Total current liabilities . . . . . . . . . . . . . . . . . . .                   3,913,000     3,977,000
                                                                                     ----------    ----------

LONG TERM DEBT  . . . . . . . . . . . . . . . . . . . . . . . . . .                     --            392,000
CONVERTIBLE DEBENTURES  . . . . . . . . . . . . . . . . . . . . . .                     --          2,000,000
DEFERRED INCOME TAXES . . . . . . . . . . . . . . . . . . . . . . .                     --            543,000


COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 21,000,000 shares authorized; none outstanding       --              --
  Common stock, $.01 par value, 30,000,000 shares authorized, 9,733,000 and 18,113,000 shares issued and outstanding as of December 31, 1994 and
    1995, respectively  . . . . . . . . . . . . . . . . . . . . . .                      97,000       181,000
  Additional paid in capital  . . . . . . . . . . . . . . . . . . .                   1,677,000    16,643,000
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .                  (3,007,000)   (6,903,000)
                                                                                     ----------    ----------
     Total shareholders' equity . . . . . . . . . . . . . . . . . .                  (1,233,000)    9,921,000
                                                                                     ----------    ----------
                                                                                     $2,680,000   $16,833,000
                                                                                     ==========   ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                         1993           1994            1995
                                                         ----           ----            ----
NET REVENUE . . . . . . . . . . . . . . . . . .      $6,208,000    $12,393,000     $25,882,000
DIRECT COSTS  . . . . . . . . . . . . . . . . .       5,125,000     10,787,000      22,334,000
                                                     ----------    -----------     -----------
 Gross profit . . . . . . . . . . . . . . . . .       1,083,000      1,606,000       3,548,000
MARKETING AND SALES
  EXPENSES  . . . . . . . . . . . . . . . . . .         378,000        929,000       2,186,000
GENERAL AND
  ADMINISTRATIVE
  EXPENSES  . . . . . . . . . . . . . . . . . .       1,330,000      1,673,000       4,604,000
AMORTIZATION EXPENSE  . . . . . . . . . . . . .         310,000        357,000         633,000
                                                     ----------    -----------     -----------
  Operating loss  . . . . . . . . . . . . . . .        (935,000)    (1,353,000)     (3,875,000)

OTHER INCOME
(EXPENSES):
 Interest expense . . . . . . . . . . . . . . .        (135,000)       (66,000)        (96,000)
 Interest income  . . . . . . . . . . . . . . .           3,000          1,000          75,000
Other . . . . . . . . . . . . . . . . . . . . .         101,000         25,000            --
                                                     ----------    -----------     -----------
                                                        (31,000)       (40,000)        (21,000)
                                                     ----------    -----------     -----------
LOSS BEFORE PROVISION FOR
  INCOME TAXES  . . . . . . . . . . . . . . . .        (966,000)    (1,393,000)     (3,896,000)
PROVISION FOR INCOME
  TAXES . . . . . . . . . . . . . . . . . . . .
                                                             --         13,000           --
                                                     ----------    -----------     -----------
NET LOSS  . . . . . . . . . . . . . . . . . . .      $ (966,000)   $(1,406,000)    $(3,896,000)
                                                     ==========    ===========     ===========

Loss per common share . . . . . . . . . . . . .      $     (.11)   $      (.14)    $      (.22)
                                                     ==========    ===========     ===========
Weighted average common shares
 outstanding  . . . . . . . . . . . . . . . . .       8,866,000      9,733,000      17,818,000
                                                     ==========    ===========      ==========


The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                         ADDITIONAL                                 TOTAL
                                               COMMON     PAID-IN     WARRANTS     ACCUMULATED   SHAREHOLDERS'
                                               STOCK      CAPITAL    OUTSTANDING     DEFICIT        EQUITY
                                               -----      -------    -----------     -------        ------
BALANCE, December 31, 1992  . . . . . .        72,000      840,000          --       (635,000)      277,000
 Issuance of 2,103,847 shares of
   Common stock in
   stock offering . . . . . . . . . . .        21,000      714,000          --             --       735,000
 Other issuances of
   common stock . . . . . . . . . . . .         1,000       28,000          --             --        29,000
 Purchase of shares of
   common stock . . . . . . . . . . . .            --      (17,000)         --             --       (17,000)
 Issuance of warrants . . . . . . . . .            --           --     104,000             --       104,000
 Net loss . . . . . . . . . . . . . . .            --           --          --       (966,000)     (966,000)
                                             --------    ---------     -------     ----------    ----------
BALANCE, December 31, 1993  . . . . . .        94,000    1,565,000     104,000     (1,601,000)      162,000
                                             --------    ---------     -------     ----------    ----------
  Issuance of 341,546 shares
   of common stock from
   exercise of warrants . . . . . . . .         3,000      101,000    (104,000)            --            --
 Other issuance of
   common stock . . . . . . . . . . . .            --       11,000          --             --        11,000
 Net loss . . . . . . . . . . . . . . .            --           --          --     (1,406,000)   (1,406,000)
                                             --------    ---------     -------     ----------    ----------
BALANCE, December 31, 1994    . . . . .        97,000    1,677,000          --     (3,007,000)   (1,233,000)
                                             --------    ---------     -------     ----------    ----------
Issuance of 7,792,446 shares of
 Common Stock with Merger . . . . . . .        78,000   14,533,000          --             --    14,611,000
Issuance of 60,000 shares of
 Common Stock in acquisition  . . . . .         1,000      171,000          --             --       172,000
Issuance  of 527,130 shares from
 exercise of options and other
 issuances  . . . . . . . . . . . . . .         5,000      262,000          --             --       267,000

Net loss  . . . . . . . . . . . . . . .            --           --          --     (3,896,000)   (3,896,000)
                                             --------    ---------     -------     ----------    ----------
BALANCE, December 31, 1995 . . . . . .       $181,000  $16,643,000   $      --    $(6,903,000)   $9,921,000
                                             ========  ===========     =======     ==========    ==========





 The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                  1993          1994         1995
                                                                  ----          ----         ----
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net loss . . . . . . . . . . . . . . . . .                   $(966,000)   $(1,406,000)   $(3,896,000)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities: . . . . . . . . . .
     Depreciation and amortization  . . . .                     396,000        530,000      1,134,000
     Loss on disposal of assets . . . . . .                      12,000           --          --
     Loss on forgiveness of note
       receivable . . . . . . . . . . . . .                      60,000           --          --
     Gain on sale of software division  . .                    (100,000)          --          --
     Interest expense . . . . . . . . . . .                     104,000           --          --
  Changes in assets and liabilities,
   net of acquisitions:
    Receivables . . . . . . . . . . . . . .                     166,000       (226,000)    (1,412,000)

    Prepaid expenses  . . . . . . . . . . .                       4,000        (51,000)      (187,000)

    Deposits and other assets . . . . . . .                     (20,000)      (101,000)      (351,000)

    Accounts payable  . . . . . . . . . . .                     109,000        539,000        (37,000)

    Accrued expenses and other liabilities                      619,000        255,000        291,000

    Other . . . . . . . . . . . . . . . . .                      53,000       (119,000)       123,000
                                                              ---------       --------     ----------
  Total adjustments . . . . . . . . . . . .                   1,403,000        827,000       (439,000)
                                                              ---------       --------     ----------
  Net cash provided by (used in)
     continuing operations  . . . . . . . .                     437,000       (579,000)    (4,335,000)
                                                              ---------       --------     ----------
  Net cash provided by
      discontinued operations . . . . . . .                     --             --             202,000
                                                              ---------       --------     ----------
  Net cash provided by (used in)
      operating activities  . . . . . . . .                     437,000       (579,000)    (4,133,000)
                                                              ---------       --------     ----------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Capital expenditures . . . . . . . . . . .                    (126,000)      (440,000)    (1,220,000)

 Proceeds from sale of assets . . . . . . .                      21,000        --             --

 Proceeds from note receivable  . . . . . .                      12,000        --             --

 Proceeds from sale of software
  division  . . . . . . . . . . . . . . . .                     100,000        --             --

 Acquisitions . . . . . . . . . . . . . . .                  (1,050,000)    (1,000,000)    (1,527,000)

 Disposal and transfer of property  . . . .
                                                                 --            --              60,000
                                                              ---------       --------     ----------
    Net cash used in investing
     activities . . . . . . . . . . . . . .                  (1,043,000)    (1,440,000)    (2,687,000)
                                                              ---------       --------     ----------

                            TRANSCEND SERVICES, INC.


                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                    YEAR ENDED DECEMBER 31,
                                                                    -----------------------
                                                                 1993       1994         1995
                                                                 ----       ----         ----
CASH FLOWS FROM
 FINANCING ACTIVITIES:

 Borrowings from short-term debt  . . . . .                   200,000     1,000,000       --
 Borrowings under line of credit
  agreement . . . . . . . . . . . . . . . .                   401,000     1,025,000       --
 Principal payments on long-term
  debt  . . . . . . . . . . . . . . . . . .                   (26,000)          --      (60,000)
 Principal payments on short-term
  debt  . . . . . . . . . . . . . . . . . .                  (200,000)          --        --
 Principal payment on capital lease
  obligations . . . . . . . . . . . . . . .                   (25,000)          --        --
 Repayments of line of credit . . . . . . .                  (651,000)          --   (2,025,000)
 Purchase of common stock . . . . . . . . .                   (17,000)          --       --
 Proceeds from Convertible Debenture  . . .                    --               --    2,000,000
 Proceeds from common stock
  issuance  . . . . . . . . . . . . . . . .                   764,000        11,000     268,000
                                                            ---------    ----------  ----------
Net cash provided by
     financing activities . . . . . . . . .                   446,000     2,036,000     183,000
                                                            ---------    ----------  ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS . . . . . . . . . . . . .                  (160,000)       17,000  (6,637,000)
CASH ACQUIRED FROM  ACQUISITIONS  . . . . .                        --         2,000   7,560,000
CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD  . . . . . . . . . .                   291,000       131,000     150,000
                                                            ---------    ----------  ----------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD  . . . . . . . . . . . . .                 $ 131,000    $  150,000  $1,073,000
                                                            =========    ==========  ==========

The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1993, 1994 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


NATURE OF BUSINESS

         Transcend Services, Inc. (the "Company"), established in 1984, is engaged in the field of contract outsourcing of the health information management/medical records and patient access functions of hospitals. The Company offers operations evaluation, consulting, reimbursement coding, transcription, and other services generally resident in the medical records department of hospitals. Currently, it emphasizes three- to five-year contractual relationships for management of the entire hospital medical records and patient access departments. The Company's three largest hospital contracts accounted for approximately 58%, 50% and 24% of sales in 1993, 1994, and 1995, respectively.

         On January 10, 1995, TriCare, Inc., acquired Transcend Services, Inc., a Georgia corporation by the merger of Transcend into First Western Health Corporation ("Merger"). On May 31, 1995, Transcend Services, Inc., a California corporation following its January 10, 1995 merger into TriCare, and Veritas Healthcare Management, a California corporation owned by TriCare, merged into the TriCare corporation, whose name was then changed to "Transcend
Services, Inc."   Transcend Services, Inc. now operates as a Delaware
corporation. Inasmuch as the Merger is being treated for financial accounting purposes as the acquisition of TriCare by Transcend, following the Merger, the historical financial statements of Transcend have become the financial statements of TriCare and include the businesses of both companies after the effective date of the merger.

BASIS OF PRESENTATION

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

         The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.


ACCOUNTS RECEIVABLE

         An allowance for doubtful accounts has been established to provide for losses on uncollectible accounts based on management's estimates and historical collection. Bad debt expense amounted to $30,000, $9,000 and $0 in 1993, 1994 and 1995, respectively.


REVENUE AND COST RECOGNITION

         Revenue is recognized monthly as the work is performed. One-time nonrefundable contract implementation fees have been amortized over the first three months of a contract to match when the costs are incurred for implementation. Direct costs are expensed as incurred. Gross margins vary by contract. Direct costs include contract labor costs related to medical records processing, transcription, coding costs and case management costs, as well as purchased services, such as microfilming, record storage, software licenses, etc.


DEPRECIATION AND AMORTIZATION

         Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets which range from three to seven years.


INCOME TAXES

         The Company follows Statement of Financial Accounting Standards No 109 ("SFAS 109"). Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

DEPOSITS AND OTHER ASSETS

         Deposits and other assets includes $360,000 in restricted cash used as collateral for a letter of credit related to a contract outsourcing agreement which expires in September, 1996.



GOODWILL AND OTHER INTANGIBLE ASSETS

         Goodwill and other intangible assets are currently being amortized over periods ranging from three to thirty years. The Company periodically evaluates whether events and circumstances since acquisition have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable.
When factors (such as a change in law or regulatory environment or forecasts showing changing long-term profitability) indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business unit's undiscounted net income over the remaining life of the goodwill to measure whether the goodwill is recoverable.

FAIR VALUE OF DEBT

                 In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Investments", the fair value of short-term debt is estimated to be its carrying value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The estimated fair value of long-term debt at December 31, 1995 was equal to the carrying amount included in the accompanying balance sheet.


NET LOSS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

         Net loss per common share has been computed based on the weighted average number of the Company's common shares outstanding as of December 31, 1993, 1994, and 1995. The common stock equivalents related to stock options were not included in the computation due to their antidilutive effect.


RESTATEMENT OF PRIOR YEAR BALANCES

         Certain prior year balances have been restated to conform with current year presentation.

2.  DISCONTINUED OPERATIONS

LEGAL PROCEEDINGS

         On September 17, 1993, TriCare and its healthcare subsidiaries (now part of Transcend) and the physician-owned medical groups that have contracts with the healthcare subsidiaries initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against twenty-two insurance carriers seeking $115 million in compensatory damages claiming abuse of process, intentional interference with contractual and prospective economic relations and unfair business practices which led to the discontinuation of the business of TriCare's healthcare subsidiaries and their contracting associated medical groups in April 1993 (the "Lawsuit"). Certain of the defendants in the Lawsuit have filed cross complaints seeking restitution from TriCare, its healthcare subsidiaries and their associated managed medical groups for funds previously paid to the medical groups and other damages. The costs associated with the above claims cannot be ascertained with any certainty but are expected to be substantial. The Company intends to defer such costs until resolution of the litigation and has $479,000 of prepaid legal fees included in net assets from discontinued operations at December 31, 1995. There can be no assurance as to the outcome of this litigation, including potential recovery, if any, of the Company's claims, or damages if any. Based upon facts and circumstances known to date, in the opinion of management, final resolution of the cross complaint will not have a material adverse effect on the Company's financial condition or results of operations.

FIRST WESTERN/VERITAS
         The net assets of the discontinued operations of Tricare's healthcare subsidiaries, First Western and Veritas (now part of Transcend), both of which ceased operations as of April 30, 1993, are shown on the combined balance sheet and the related statement of cash flows as a separate line item.

         The net assets related to the discontinued operations at December 31, 1995 were $2,893,000. This amount consisted of $479,000 in prepaid legal fees and $2,414,000 in net accounts receivable. Collection liabilities of First Western and Veritas have been deducted in determining net accounts receivable.

         On October 14, 1995, the Company sold approximately 38% of its discontinued operations' gross accounts receivable balance to Medical Receivables Finance, LLC ("MRF"), a Delaware limited liability company for:

                 - Approximately $932,000 in cash ($882,000 in cash at closing; $50,000 held in escrow)

                 - An opportunity to share in future cash receipts based on MRF's collection activity.

         As a result, the Company closed its California-based collections operation. The future costs associated with the collection of the accounts receivable have been netted with the assets related to discontinued operations.

         The sale agreement with MRF did not result in any gain or loss for the Company. The Company will continue to re-evaluate the realizability of the net assets related to its discontinued operations which were not sold. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of this asset.

         In addition to the above, the Company has contracted with MRF for the servicing and managing of the remaining 62% of the accounts receivable balance.


SECURITIES OF AMHEALTH

         Prior to its acquisition by Transcend, TriCare sold substantially all of the assets and liabilities of its wholly-owned subsidiary, Occu-Care to AmHealth, Inc. ("AmHealth") for a purchase price of $4,000,000. The purchase price included $1,500,000 in cash paid at closing; AmHealth's Series A Note in the face amount of $1,500,000 bearing interest of 8% per annum commencing December 1, 1994, payable quarterly thereafter, with the principal payable on or prior to December 1, 1995; and AmHealth's Series B Note in the face amount of $1,000,000 bearing interest of 8% per annum commencing December 1, 1994, payable quarterly thereafter, with the principal payable in equal quarterly installments starting December 1, 1995 and continuing until September 1, 2000. TriCare did not receive its first interest payment on its $2,500,000 note receivable from its sale of the assets of Occu-Care, which constituted an event of default and, therefore, TriCare deferred recognition of the gain from the
transaction in the amount of $450,000.   On December 30, 1994, TriCare entered
into negotiations with AmHealth which resulted in an agreement to exchange its note receivable of $2,500,000 for 2,500,000 shares of $1.00 convertible redeemable preferred stock which pay cumulative dividends at a rate of 6.5% per annum. In conjunction with the Merger on January 10, 1995, Transcend recorded these securities at their fair value of $2,050,000. Under certain circumstances and at the Company's option, the preferred stock is convertible into common stock of AmHealth. The preferred stock is subject to mandatory redemption as follows: 1,500,000 shares (less any shares previously converted) on December 1, 1995, and the balance in nineteen quarterly installments commencing December 1, 1995 which was consistent with the payment schedule of the original notes. The redemption on December 1, 1995 did not occur and discussions are underway with AmHealth to determine a future course of action with regard to the redemption of these securities.

         In December, 1995, AmHealth signed a Letter of Intent with CORE, Inc. (NASDAQ; CORE) for CORE to purchase substantially all the assets of AmHealth primarily in exchange for CORE stock. The transaction is expected to close by May, 1996. If the above transaction occurs, Transcend would likely settle AmHealth's $2.5 million obligation to Transcend in exchange for CORE stock. However, there can be no assurances that these transactions will take place. The amount the Company will ultimately realize could differ materially from the carrying value of the investments as reflected in the financial statements due to changes in the financial condition of the purchaser and/or the ultimate valuation of its obligation to Transcend in any purchase of AmHealth by CORE, Inc. or any other third party.

3. OFFICE FURNITURE AND EQUIPMENT

         The summary of office furniture and equipment at December 31, 1994 and 1995 is as follows:

                                                                       1994                    1995
                                                                   ----------               ----------
     Office furniture and equipment   . . . . . . . . . .          $ 856,000                $2,740,000
     Less accumulated depreciation  . . . . . . . . . .             (298,000)               (1,059,000)
                                                                   ---------                ----------
                                                                   $ 558,000                $1,681,000
                                                                   =========                ==========



4. INDEBTEDNESS

         Long-term debt is summarized as follows at December 31, 1994 and 1995;

                                                                                  1994                1995
                                                                                --------            --------
         $1,200,000 revolving line of credit, interest computed
         at prime; repaid in 1995                                              $1,025,000              --

         Promissory note, interest computed at prime;
         repaid in 1995                                                         1,000,000              --

         Note payable, interest computed at 8.5%;
         Note matures on January 1, 1996                                              --            100,000

         Note payable, interest computed at 8.5%
         monthly payments of principal and interest
         at $11,284 beginning May 19, 1995;
         Note matures on May 19, 2000.                                                --            490,000

         Other Notes payable                                                          --             10,000
                                                                               ----------        ----------
                                                                                      --            600,000
         Less: Current Portion of Long-Term Debt                                2,025,000           208,000
                                                                               ----------        ----------

                                                                               $      --         $  392,000
                                                                               ==========        ==========

         The revolving line of credit expired in January, 1995 and was not renewed. The outstanding balance of both credit facilities at the time of the merger of TriCare and Transcend was $2,200,000 and was paid off with cash received in the Merger (Note 1).

         The Company expended $1,232,000 in cash to acquire the medical transcription businesses of IDS and MTA in 1995 and, as a result, the Company issued $2.0 million in Subordinated Convertible Debt, which took place on August 15, 1995. Key terms of the debt are:

                 Interest Rate:                              8%
                 Interest Paid:                              Semi-annually
                 Term:                                       Five (5) Years, due in full at maturity if not converted
                 Secured Status:                             Unsecured and subordinated to all other indebtedness


                 Convertible Features:

                 - Convertible for five (5) years at $3.50 per share of Transcend's common stock as recorded on August 15, 1995, the "Closing Price".
                 - Convertible by the Company if Transcend's common stock trades at three (3) times the Closing Price for 30 consecutive trading days.


5. SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest was $31,000, $36,000 and $56,000 for 1993, 1994 and 1995, respectively.



6. LEASE COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

         The Company has entered into operating leases for certain office facilities. At December 31, 1994, the minimum rental payments due under noncancelable operating lease agreements are as follows:

    YEAR ENDING DECEMBER 31
    -----------------------

           1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   517,000
           1997   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       471,000
           1998   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       325,000
           1999   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       271,000
           2000   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       178,000
           Thereafter   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --
                                                                                             ----------
                                                                                             $1,762,000
                                                                                             ==========

         Rental expense for the operating leases amounted to approximately $97,000, $150,000 and $443,000 for 1993, 1994 and 1995, respectively.


LITIGATION

         On June 22, 1995, an action was filed by Timothy S. Priest in his capacity as administrator of the estate of Robert V. Taylor against Carol Brown, Debbie Ostwald, Sullivan Health & Rehabilitation Management, Inc. ("Sullivan") and Fireman's Fund Insurance Company, in the Circuit Court of Franklin County, Tennessee, alleging breach of the duty to provide reasonably competent nursing care to an injured individual (now deceased). The Company's subsidiary, Sullivan, and a former employee of Sullivan are defendants in the case. The Plaintiff demands compensatory damages in the amount of $1 million and punitive damages in the amount of $2 million, plus costs. Management of the Company believes that Sullivan has meritorious defenses to the allegations and intends to vigorously contest liability in this matter. At the present time, management of the Company cannot predict the outcome of this litigation, but does not believe that the resolution of the litigation will have a material adverse effect on the Company's financial condition or results of operations.

         See Note 2 for additional litigation discussion.



7. RETIREMENT PLAN

         The Company sponsors a 401(k) retirement plan that covers substantially all employees after satisfying certain requirements as to length of service. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. The Company matches employee contributions on a discretionary basis as determined by the Company's board of directors . In 1993 and 1994, the Company matched employee contributions at a rate of 10% of employee contributions up to 6% of salary. For 1993, 1994 and 1995, the expense was approximately $6,000, $17,000 and $0 respectively.



8. TRANSACTIONS WITH RELATED PARTIES

         Approximately 23% of the subordinated debt (Note 4) is held by parties affiliated with certain members of the board of directors.

         During 1993, the Company paid $91,000 in management fees to a shareholder.

         During 1993, the Company issued warrants to purchase 146,000 shares to the controlling shareholders in consideration of such shareholders' personal guarantee of the loan to purchase dataLogix (Note 12). The warrants are exercisable at $.01 per warrant and were exercised during 1994. The difference between fair value and exercise price of these warrants of $104,000 was expensed in 1993.



9. SHAREHOLDERS' EQUITY

         The historical shareholders' equity of Transcend prior to the merger has been retroactively restated for the equivalent number of shares received in the Merger (2.34 to 1). Earnings per share for the periods prior to the Merger are restated to reflect the number of equivalent shares received.

         In 1995, the Company increased the authorized common stock to 30,000,000 shares. The Company has authorized 21,000,000 shares of preferred stock, $.01 par value.



10. STOCK OPTIONS AND WARRANTS

         The Company has established a stock option plan for the employees of the Company. The plan authorizes the grant of "incentive stock options" and "nonstatutory options." Under this plan, options are granted for the Company's common stock at the approximate fair value, as defined in the option agreement. The following is a summary of transactions:

                                                                                       OPTIONS          PRICE RANGE
                                                                                       -------          -----------
        OPTIONS OUTSTANDING, December 31, 1992  . . . . . . . . . . . . . . . .       1,083,000       $.07 to $.10

        Options granted during the year   . . . . . . . . . . . . . . . . . . .         294,000       $.07 to $.30
        Options canceled during the year  . . . . . . . . . . . . . . . . . . .        (589,000)           $.09
        Options exercised during the year   . . . . . . . . . . . . . . . . . .         (64,000)           $.09
                                                                                       --------
        OPTIONS OUTSTANDING, December 31, 1993  . . . . . . . . . . . . . . . .         724,000       $.07 to $.30

        Options canceled during the year  . . . . . . . . . . . . . . . . . . .         (31,000)           $.07
        Options exercised during the year   . . . . . . . . . . . . . . . . . .         (10,000)           $.07
                                                                                       --------
        OPTIONS OUTSTANDING, December 31, 1994  . . . . . . . . . . . . . . . .         683,000       $.07 to $.30

        Options issued in Merger (Note 1)   . . . . . . . . . . . . . . . . . .       1,158,000       $1.87 to $3.75
        Options issued, other   . . . . . . . . . . . . . . . . . . . . . . . .         331,000       $1.87 to $5.62
        Options canceled during the year  . . . . . . . . . . . . . . . . . . .        (161,000)      $.068 to $3.13
        Options exercised during the year   . . . . . . . . . . . . . . . . . .        (511,000)      $.068 to $3.13
                                                                                      ---------

        Options Outstanding, December 31, 1995  . . . . . . . . . . . . . . . .       1,500,000
                                                                                      =========

        Options eligible for exercise at December 31, 1995  . . . . . . . . . .         576,000       $.07 to $3.75
                                                                                      =========

         The directors who were not employees of the Company were granted non-qualified stock options to purchase shares of the Company's common stock prior to May 31, 1991. These options, which expire ten years from the date of grant, were granted at prices between $2.00 and $5.17 per share, the fair market value on the date of grant, and are all exercisable. During the twelve (12) months ended December 31, 1995, no options were exercised and options to purchase 7,500 shares are still outstanding.

         At December 31, 1995 there were a total of 159,000 shares of common stock reserved for this plan.


11. INCOME TAXES

         The components of the net deferred tax (liability) asset as of December 31, 1994 and 1995 were as follows:

                                                                                 1994          1995
                                                                              ----------    ----------
        Deferred tax liabilities:
         Office furniture and equipment   . . . . . . . . . . . . .           $     --     $    (44,000)
         Goodwill and other intangibles   . . . . . . . . . . . . .                 --         (290,000)
         Discontinued Operations  . . . . . . . . . . . . . . . . .                 --       (1,128,000)
                                                                                           ------------

                                                                                             (1,462,000)
                                                                                           ------------

        Deferred tax assets:
         Tax net operating loss   . . . . . . . . . . . . . . . .               454,000       3,122,000
         Cash-basis deferral  . . . . . . . . . . . . . . . . . .               453,000         330,000
         Accrued Liabilities  . . . . . . . . . . . . . . . . . .                  --           331,000
         Other  . . . . . . . . . . . . . . . . . . . . . . . . .                27,000         186,000
         Valuation allowance  . . . . . . . . . . . . . . . . . .              (934,000)     (1,831,000)
                                                                              ---------    ------------
                                                                              $      --    $    676,000
                                                                              =========    ============

         At December 31, 1995, the Company had net operating loss carryforwards of approximately $8,001,000 which can be used to reduce future income taxes. If not utilized these carryforwards will expire in 2007. The tax benefit differed from the amount computed using the statutory Federal income tax rate due primarily to the increase in the valuation allowance for the past three years. The Company has established a valuation allowance of $934,000 and $1,831,000 at December 31, 1994 and 1995, respectively due to the uncertainty regarding the realizability of certain deferred tax assets, including its net operating loss carryforward.

12. ACQUISITIONS

         On April 29, 1993, the Company acquired dataLogix, a supplier of medical record transcription services, for $1,100,000. The Company accounted for the acquisition under the purchase method of accounting. The results of operations for dataLogix are included in the statement of loss of the Company beginning on the date of acquisition. The fair value of tangible assets acquired and liabilities assumed was $315,000 and $37,000, respectively. The majority of the excess purchase price over net tangible assets relate to non-compete agreements and customer contracts which are being amortized over three years, using an accelerated method of amortization.

         On September 30, 1994, the Company acquired the assets of Script-Ease, Inc., a Pittsburgh-based medical transcription business for $1,000,000. The Company accounted for the acquisition under the purchase method of accounting. The results of operations for Script-Ease are included in the statement of loss of the Company beginning on the date of the acquisition. The fair value of tangible assets acquired and liabilities assumed was $259,000 and $161,000, respectively. The majority of the excess purchase price over net tangible assets related to customer lists, which is being amortized over seven years and a non-compete agreement that is being amortized over a three year period. The balance of the additional intangibles is goodwill which is being amortized over thirty years.

         On January 10, 1995, Transcend acquired TriCare, Inc. in a merger accounted for as a reverse merger (Note 1). The acquisition was treated as a purchase. There were approximately 7.7 million shares issued in the transaction resulting in goodwill of approximately $3.2 million. This goodwill is being amortized over twenty years. On June 15, 1994, TriCare had completed the acquisition of Sullivan for an adjusted purchase price of $3,285,000. Subsequent to the Merger, the Company issued a final payment of $285,000 in lieu of the $1,260,000 obligation which was payable in stock in January 1995 and July 1995, to the former owners of Sullivan Health and Rehabilitation in full satisfaction of its long-term obligation related to the acquisition of Sullivan and gave the former owners a release from any and all further liabilities in connection therewith.

         On January 31, 1995, the Company acquired the assets of International Dictating Services ("IDS"), a Boston based medical transcription business for approximately $832,000, which consisted of approximately $682,000 paid in cash at closing with the balance payable to the sellers over the next two years.
The Company accounted for the acquisition under the purchase method of accounting. The results of operations for IDS are included in the statement of loss of the Company beginning on the date of acquisition. The fair value of tangible assets acquired and liabilities assumed was $245,000 and $86,000, respectively. The intangible related to customer lists is being amortized over seven years and a non-compete agreement is being amortized over a two year period. The balance of the additional intangible asset is goodwill which is being amortized over twenty years.

         On April 19, 1995, the Company acquired the assets of Medical Transcription of Atlanta, Inc. ("MTA") for $1,372,000, consisting of $550,000 paid in cash at closing, promissory notes of $650,000, and 60,000 shares of Transcend common stock valued at $172,000 at the time of the acquisition. The Company accounted for the acquisition under the purchase method of accounting. The results of operations for MTA are included in the statement of loss of the Company beginning on the date of acquisition. The fair value of tangible assets acquired and liabilities assumed was $363,000 and $27,000, respectively. The intangible related to customer lists is being amortized over seven years and a non-compete agreement is being amortized over a three-year period. The balance of the additional intangible is goodwill which is being amortized over twenty years.

         The following pro-forma amounts presented below represent the results of operations (excluding discontinued operations) of the Company adjusted to include TriCare; Script-Ease, Inc.; MTA and IDS as if these transactions had been consummated at the beginning of each period presented.

                                                                      Year Ended December 31
                                                                      ----------------------
                                                                     1994               1995
                                                                     ----               ----
                                                                           (Unaudited)
         Sales
                                                                  $20,705,000       $26,508,000

         Net Income (Loss)
                                                                  $(2,321,000)      $(3,918,000)

         Net Loss per common Share                                $     (0.13)      $     (0.22)

         Weighted Average Shares Outstanding                       17,743,000        17,818,000


ITEM 9.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information set forth under the caption "Election of Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders which will be filed within 120 days of December 31, 1995 and the information in Part I of this Form 10-K set forth under the caption "Executive Officers of the Registrant", is hereby incorporated by reference in response to this item.



ITEM 11.  EXECUTIVE COMPENSATION

         The information set forth under the captions "Election of Directors, and "Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Stockholders which will be filed within 120 days of December 31, 1995 is hereby incorporated by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders which will be filed within 120 days of December 31, 1995, is hereby incorporated by reference in response to this item.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under the caption "Certain Transactions" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders which will be filed within 120 days of December 31, 1995 is hereby incorporated by reference in response to this item.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

         (a) The following documents are filed as a part of this Annual Report for Transcend Services, Inc.:

         (1) Financial Statements- Transcend

         The Combined Financial Statements, the Notes to Combined Financial Statements and the Reports of Independent Public Accountants listed below appear as Item 8.

         Reports of Independent Public Accountants.

         Consolidated Balance Sheets as of December 31, 1994 and 1995.

         Consolidated Statements of Loss for the three years ended December 31, 1995.

         Consolidated Statements of Shareholder's Equity for the three years ended December 31, 1995

         Consolidated Statements of Cash Flows for the three years ended December 31, 1995.

         Notes to Consolidated Financial statements

         No financial statement schedules are required

         (b) Reports on Form 8-K. Since the last quarter of the period covered by this report, the Company has not filed reports on Form 8-K.

         (c) Exhibits (each management contract or compensation plan or arrangement required to be filed as an exhibit is marked with an asterisk). The following exhibits are filed as part of this Form 10-K:


  EXHIBIT
    NO.                              DESCRIPTION
    ---                              -----------
    11           --       Statement re: Computation of earnings per share

   23(a)         --       Consent of Arthur Andersen LLP

   27            --       Financial Data Schedule (for SEC use only)



The following exhibits filed with the Securities and Exchange Commission are incorporated by reference as shown below.

The following exhibit is incorporated by reference to Transcend's Form 10-Q for the quarter ended September 30, 1995;

  EXHIBIT
    NO.                                    DESCRIPTION
    ---                                    -----------
     4           --       Subordinated Convertible Debenture Purchase Agreement

The following exhibit is incorporated by reference to Transcend's Form 10-Q for the quarter ended June 30, 1995;

  EXHIBIT
    NO.                                    DESCRIPTION
    ---                                    -----------
     3           --       Certificate of Incorporation


The following exhibit is incorporated by reference to Transcend's Form 10-Q for the quarter ended November 30, 1995;

  EXHIBIT
    NO.          DESCRIPTION
    ---          -----------


    2(a)         --       Letter Agreement, dated December 30, 1994, between AmHealth, Inc. and Occu-Care, Inc. to exchange AmHealth Inc. convertible redeemable preferred stock for the existing junior promissory notes held by Occu-Care and issued by AmHealth.


The following exhibits are incorporated by reference to the Company's registration statement on Form S-4 (file No. 33-83344) as declared effective by the Commission on December 2, 1993:

  EXHIBIT
    NO.                                                    DESCRIPTION
    ---                                                    -----------

      2          --       Agreement and Plan of Merger dated as of May 13, 1994 by and among TriCare, Inc., First Western
                          Health Corporation and Transcend Services, Inc., as amended (included as Appendix A to the
                          Prospectus contained in Part I of this Registration Statement)


         The following exhibit is incorporated by reference to TriCare's Form 8-K relating to an event which occurred September 16, 1994:

  EXHIBIT
    NO.                                                    DESCRIPTION
    ---                                                    -----------

    2(a)         --       Asset Acquisition Agreement, executed on September 16, 1994 by and among Occu-Care, Inc.
                          ("OCI"), a wholly owned subsidiary of TriCare, Inc., Industrial PlusHealth Network, a wholly-
                          owned subsidiary of OCI, together with AmHealth, Inc.

         The following exhibits are incorporated by reference to TriCare's Form 8-K relating to an event which occurred June 15, 1994.

  EXHIBIT
    NO.                                                    DESCRIPTION
    ---                                                    -----------

    2(a)         --       Stock Purchase Agreement between TriCare, Inc., and Dorothy C. Sullivan and Timothy Sullivan
                          for the purchase and sale of all issued and outstanding capital stock of Sullivan Health &
                          Rehabilitation Management, Inc.

         The following exhibits are incorporated by reference to TriCare's Form 10-K for the fiscal year ended May 31, 1993.

  EXHIBIT
    NO.                                    DESCRIPTION
    ---                                    -----------
    3(a)         --       Bylaws (as restated)

 * 10(a)         --       Form of indemnification agreement


         The following exhibits are incorporated by reference to TriCare's Form 10-K for the fiscal year ended May 31, 1992.

  EXHIBIT
    NO.                                    DESCRIPTION
    ---                                    -----------
   10(a)         --       Rental and Management Agreement between Occu-Care, Inc. and Del Amo Industrial Medical Clinic
                          dated as of March 1, 1992.

         The following exhibit is incorporated by reference to TriCare's registration statement on Form S-8 (File No. 33-57072) filed with the Commission on January 15, 1993.

  EXHIBIT
    NO.                                    DESCRIPTION
    ---                                    -----------
  * 4(a)       --         1992 Stock Option Plan, as amended

         The following exhibit is incorporated by reference to TriCare's Form 8-K relating to an event which occurred March 1, 1992;

  EXHIBIT
    NO.                                    DESCRIPTION
    ---                                    -----------
 2(a)             --       Acquisition of Industrial Plus Health Network, Inc. by Occu-Care, Inc.


         The following exhibits are incorporated by reference to TriCare's Registration Statement on Form S-1 (File No. 33-41361) filed with the Commission on June 26, 1991, as amended.

  EXHIBIT
    NO.                                    DESCRIPTION
    ---                                    -----------
   10(a)         --       Rental and Management Agreement between Occu-Care, Inc. and Occu-Care Medical Group, Inc.
                          dated as of May 31, 1990, as amended.

   10(b)         --       Management Agreement between Veritas Healthcare Management and Veritas Medical Group, Inc.
                          dated as of January 1, 1991.

         The following exhibit is incorporated by reference to TriCare's Registration Statement on Form S-8 (File No. 33-37685) filed with the Commission on November 8, 1990.

  EXHIBIT
    NO.                                    DESCRIPTION
    ---                                    -----------

    * 4          --       1990 Employee Stock Purchase Plan

         The following exhibits are incorporated by reference to TriCare's Form 10-K for the year ended May 31, 1990.

  EXHIBIT
    NO.                                    DESCRIPTION
    ---                                    -----------

   10(c)         --       Form of Covenants Not to Compete between Occu-Care and each of the other parties to the
                          Acquisition Agreement.

         The following exhibits are incorporated by reference to TriCare's Registration Statement on Form S-1 (File No. 33-32587) filed with the Commission on December 14, 1989, as amended:

  EXHIBIT
    NO.                                     DESCRIPTION
    ---                                     -----------

    3(a)         --       Certificate of Incorporation, as amended

 * 10(g)         --       Form of Non-qualified Stock Option Agreement

 * 10(i)         --       1986 Incentive Stock Option Plan, as amended

 * 10(j)         --       Form of Incentive Stock Option Agreement

   10(l)         --       Restated Rental and Management Agreement between First Western Health Corporation and FWHC
                          Medical Group, Inc. dated January 17, 1990

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRANSCEND SERVICES, INC.

Date:  March 25, 1996                 By:      /s/ LARRY G. GERDES
                                         -----------------------------------
                                                   Larry G. Gerdes
                                                      President
                                             and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


             SIGNATURE                               TITLE                           DATE
             ---------                               -----                           ----
        /s/ DONALD L. LUCAS               Chairman of the Board                 March 25, 1996
----------------------------------
          Donald L. Lucas

        /s/ LARRY G. GERDES               President, Chief                      March 25, 1996
----------------------------------          Executive Officer and
          Larry G. Gerdes                   Director
                                            (Principal Executive Officer)


        /s/ DAVID W. MURPHY               Chief Financial Officer,              March 25, 1996
----------------------------------          Treasurer and Secretary
           David W. Murphy                  (Principal Financial Officer)



         /s/ GEORGE B. CALDWELL           Director                              March 25, 1996
----------------------------------
        George B. Caldwell


      /s/ WALTER S. HUFF, JR.             Director                              March 25, 1996
----------------------------------
        Walter S. Huff, Jr.


       /s/ CHARLES E. THOELE              Director                              March 25, 1996
----------------------------------
         Charles E. Thoele