Form 10-Q
period 1996-03-31
TRANSCEND SERVICES INC
filed 1996-05-15
CIK 858452

===============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



MARK ONE
( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1996

                                       OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


      For the transition period from                  to
                                     ----------------    ----------------

                         Commission File Number 0-18217


                            TRANSCEND SERVICES, INC.
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                  33-0378756
         (State or other jurisdiction                    (I.R.S Employer
               of incorporation)                         Identification No.)

         3353 PEACHTREE ROAD, N.E., SUITE 1000, ATLANTA, GEORGIA  30326
             (Address of principal executive offices and zip code)
       Registrant's telephone number, including area code: (404) 364-8000


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----


         Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.


              Class                              Outstanding at April 30, 1996
              -----                              -----------------------------
    Common Stock, $.01 par value                           18,388,000

================================================================================

                                     INDEX


                                                                                              PAGE
                                                                                              ----


PART  I.         FINANCIAL INFORMATION


Item 1.          Financial Statements

                     Consolidated Balance Sheets as of
                     December 31, 1995 and March 31, 1996                                      1

                     Consolidated Statements of Operations for the
                     Three Months Ended March 31, 1995 and 1996                                2

                     Consolidated Statements of Cash Flows for the
                     Three Months Ended March 31, 1995 and 1996                                3

                     Notes to Consolidated Financial Statements                                4


Item 2.              Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                             5



PART II.         OTHER INFORMATION

Item 6.          Exhibits                                                                     11

SIGNATURES                                                                                    12


                            TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                             December 31,                  March 31,
                                                                1995                         1996
                                                             ------------                  ---------
                                                                                           (Unaudited)
         ASSETS

CURRENT ASSETS:
    Cash and cash equivalents . . . . . . . . . . . . . .     $ 1,073,000                  $   635,000
    Accounts receivable, net of allowance for
         doubtful accounts of $42,000 and
         $46,000 respectively . . . . . . . . . . . . . .       3,056,000                    2,815,000
    Prepaid expenses, supplies and other  . . . . . . . .         309,000                      721,000
                                                              -----------                  -----------
         Total current assets . . . . . . . . . . . . . .       4,438,000                    4,552,000

NET ASSETS RELATED TO DISCONTINUED
     OPERATIONS . . . . . . . . . . . . . . . . . . . . .
                                                                2,893,000                    3,015,000
SECURITIES FROM SALE OF OCCU-CARE . . . . . . . . . . . .
                                                                2,050,000                    2,050,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
    at cost net of accumulated depreciation
    and amortization  . . . . . . . . . . . . . . . . . .       1,681,000                    1,816,000
OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . .         408,000                      381,000
GOODWILL AND OTHER INTANGIBLE ASSETS,
    net of accumulated amortization . . . . . . . . . . .       5,363,000                    5,218,000
                                                              -----------                  -----------
         Total assets . . . . . . . . . . . . . . . . . .     $16,833,000                  $16,651,000
                                                              ===========                  ===========


    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt and
         financing leases . . . . . . . . . . . . . . . .     $   208,000                  $   108,000
    Accounts payable  . . . . . . . . . . . . . . . . . .       1,268,000                    1,173,000
    Accrued compensation and employee benefits  . . . . .       1,560,000                    1,527,000
    Other accrued liabilities . . . . . . . . . . . . . .         808,000                    1,276,000
    Deferred income taxes . . . . . . . . . . . . . . . .         133,000                      103,000
                                                              -----------                  -----------
         Total current liabilities  . . . . . . . . . . .       3,977,000                    4,187,000
                                                              -----------                  -----------

CONVERTIBLE DEBENTURES  . . . . . . . . . . . . . . . . .       2,000,000                    2,000,000
LONG TERM DEBT  . . . . . . . . . . . . . . . . . . . . .         392,000                      368,000

DEFERRED INCOME TAXES   . . . . . . . . . . . . . . . . .         543,000                      541,000


STOCKHOLDERS' EQUITY:
    Preferred Stock, $.01 par value:
         Authorized - 21,000,000 shares
         No shares outstanding
    Common Stock, $.01 par value:
         Authorized - 31,000,000 shares
         Issued and outstanding 18,113,000 shares at
            December 31, 1995 and 18,291,000 shares
            at March 31, 1996   . . . . . . . . . . . . .         181,000                      183,000
    Additional paid-in capital  . . . . . . . . . . . . .      16,643,000                   16,799,000
    Retained earnings (deficit) . . . . . . . . . . . . .      (6,903,000)                  (7,426,000)
                                                              -----------                  -----------
         Total stockholders' equity . . . . . . . . . . .       9,921,000                    9,566,000
                                                              -----------                  -----------
         Total liabilities and stockholders' equity . . .     $16,833,000                  $16,651,000
                                                              ===========                  ===========

                            TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                           Three Months Ended
                                                                                March 31,
                                                                        1995                 1996
                                                                        ----                 ----
                                                                               (Unaudited)





SALES . . . . . . . . . . . . . . . . . . . . . . . . . .           $  4,897,000         $  8,688,000
DIRECT EXPENSES . . . . . . . . . . . . . . . . . . . . .              4,346,000            7,260,000
                                                                    ------------         ------------
    GROSS PROFIT  . . . . . . . . . . . . . . . . . . . .                551,000            1,428,000

MARKETING AND SALES EXPENSE . . . . . . . . . . . . . . .                437,000              641,000
GENERAL AND ADMINISTRATIVE EXPENSES . . . . . . . . . . .              1,113,000            1,122,000
AMORTIZATION EXPENSE  . . . . . . . . . . . . . . . . . .                145,000              145,000
                                                                    ------------         ------------
    OPERATING LOSS  . . . . . . . . . . . . . . . . . . .             (1,144,000)            (480,000)

OTHER INCOME (EXPENSES):
    Interest Expense  . . . . . . . . . . . . . . . . . .                     --              (52,000)
    Interest Income . . . . . . . . . . . . . . . . . . .                 36,000                9,000
    Other . . . . . . . . . . . . . . . . . . . . . . . .                     --                 --
                                                                    ------------         ------------
    TOTAL OTHER INCOME (EXPENSE)  . . . . . . . . . . . .                 36,000              (43,000)
                                                                    ------------         ------------

NET LOSS  . . . . . . . . . . . . . . . . . . . . . . . .           $ (1,108,000)        $   (523,000)
                                                                    ============         ============

NET LOSS PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT  . . . . . . . . . . . . . . . . . .           $      (0.06)        $      (0.03)
                                                                    ============         ============

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING   . . . . . . . . . . . . . . . . . . . .             17,533,000           18,217,000
                                                                    ============         ============

                    TRANSCEND SERVICES, INC. AND AFFILIATES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             Three Months Ended
                                                                                  March 31,
                                                                         1995                  1996
                                                                         ----                  ----
                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) . . . . . . . . . . . . . . . . . . . .            ($1,108,000)           ($523,000)
Adjustments to reconcile net loss to
    net cash provided by (used in)
    operating activities:
Depreciation and amortization . . . . . . . . . . . . . .                255,000              322,000


Changes in assets and liabilities, net of acquisitions:
    Accounts receivable . . . . . . . . . . . . . . . . .               (145,000)             242,000
    Prepaid expenses  . . . . . . . . . . . . . . . . . .               (111,000)            (412,000)
    Deposits and other assets . . . . . . . . . . . . . .                (17,000)              27,000
    Accounts payable  . . . . . . . . . . . . . . . . . .               (929,000)             (95,000)
    Accounts compensation and benefits  . . . . . . . . .                359,000              (34,000)
    Accrued expenses  . . . . . . . . . . . . . . . . . .               (189,000)             467,000
    Deferred income taxes . . . . . . . . . . . . . . . .                (36,000)             (30,000)
                                                                   -------------          -----------
    Total adjustments . . . . . . . . . . . . . . . . . .               (813,000)             487,000
                                                                   -------------          -----------

Net Cash provided by (used in) continuing operations  . .             (1,921,000)             (36,000)
                                                                   -------------          -----------
Net Cash provided by (used in) discontinued operations  .                 79,000             (122,000)
                                                                   -------------          -----------
Net Cash provided by (used in) operating activities . . .             (1,842,000)            (158,000)
                                                                   -------------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures  . . . . . . . . . . . . . . . .               (472,000)            (313,000)
    Purchase of Sullivan  . . . . . . . . . . . . . . . .               (285,000)                  --
    Acquisitions  . . . . . . . . . . . . . . . . . . . .               (681,000)                  --
                                                                   -------------          -----------
Net Cash provided by (used in) investing activitie  . . .             (1,438,000)            (313,000)
                                                                   -------------          -----------

NET CASH FROM FINANCING ACTIVITIES:
    Borrowings from debt  . . . . . . . . . . . . . . . .                     --                   --
    Payments on debt  . . . . . . . . . . . . . . . . . .             (1,007,000)            (124,000)
    Payments under line of credit agreement . . . . . . .             (1,020,000)                  --
    Proceeds - Common Stock, net  . . . . . . . . . . . .                     --                   --
    Proceeds - Stock Options, net . . . . . . . . . . . .                     --              157,000
                                                                   -------------          -----------
Net Cash provided by (used in) financing activities . . .             (2,027,000)              33,000
                                                                   -------------          -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . .             (5,307,000)            (438,000)
CASH AND CASH EQUIVALENTS, at
    beginning of period . . . . . . . . . . . . . . . . .                150,000            1,073,000
CASH ACQUIRED FROM ACQUISITIONS . . . . . . . . . . . . .              7,486,000                   --
                                                                   -------------         ------------
CASH AND CASH EQUIVALENTS, at end of period . . . . . . .          $   2,329,000         $    635,000
                                                                   =============         ============

                    TRANSCEND SERVICES, INC. AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1996


(1) The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995. Footnote disclosures which would substantially duplicate the disclosure contained in those documents have been omitted.

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

(4) On May 31, 1995, Transcend Services, Inc., a California corporation following its January 10, 1995 merger into TriCare, and Veritas Healthcare Management, a California corporation owned by TriCare, merged into the TriCare corporation, whose name was then changed to "Transcend Services, Inc."

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

         TriCare was incorporated in California in 1976 and was reorganized as a Delaware corporation in 1988. The Company's applicant related service businesses of First Western Health Corporation ("First Western") and Veritas Healthcare Management ("Veritas") were discontinued on April 30, 1993 and substantially all of the assets and liabilities of another subsidiary, Occu-Care, Inc. ("Occu-Care") were sold on September 16, 1994. The net assets of discontinued operations are shown on the consolidated balance sheet and the related statement of cash flows as a separate line item and include the discontinued operations of First Western, Veritas and Occu-Care. See "Discontinued Operations" below for further information.

          All inter-entity accounts and transactions have been eliminated in the accompanying consolidated financial statements.

QUARTER ENDED MARCH 31, 1996 COMPARED TO QUARTER ENDED MARCH 31, 1995

         The following discussion should be read in conjunction with the consolidated financial statements of the Company contained elsewhere herein.

         The following table sets forth for the Company's quarter ended March 31, 1995 and 1996, the dollar amount of its total revenues from each of its principal lines of business during this three month period, as well as the corresponding dollar and percentage changes between the two reporting periods:


                                                                                    Three Months Ended
                                                                                         March 31
                                                                   -----------------------------------------------
                                                                                     (In Thousands)

                                                                                                          % Of
                                                                    1995         1996        Change      Change
                                                                    ----         ----        ------      ------
Contract Management/Outsourcing . . . . . . . . . . . .           $2,807       $5,297        $2,490       88.7%
Medical Transcription . . . . . . . . . . . . . . . . .            1,208        2,001           793       65.6%
Consulting and Coding . . . . . . . . . . . . . . . . .              158          219            61       38.6%
Case Management & Rehabilitation
     Services . . . . . . . . . . . . . . . . . . . . .              724        1,171           447       61.7%
                                                                  ------       ------        ------       ----
     TOTAL  . . . . . . . . . . . . . . . . . . . . . .           $4,897       $8,688        $3,791       77.4%
                                                                  ======       ======        ======       ====

         The increase in total revenues for the quarter is attributable to the following:

                 . Medical transcription operations increased primarily as a result of the acquisition made on April 19, 1995 of Medical Transcription of Atlanta, ("MTA").

                 . Contract management/outsourcing increased as six (6) contracts were signed in August and September, 1995 and two (2) contracts were signed in February and March, 1996.

         Gross profit increased 77.4% to $1,428,000 for the quarter ended March 31, 1996 from $551,000 in the first quarter of the prior year. Gross profit as a percentage of revenues increased to 16.4% for the three months
ended March 31, 1996 from 11.3% in the same prior year period.   This increase
was primarily attributable to:

                 . An improvement in the gross margin performance of the contract management outsourced sites. As the Company implemented new procedures and department reorganizations, margins at the contract sites increased from 13.3% in 1995 (as a percentage of revenues) to 16.6% in 1996.

                 . In Medical Transcription, gross profits as a percentage of revenues increased from 11.6% in the first quarter ended March 31, 1995, to 17.3% in the first quarter ended March 31, 1996.

                 . In Case Management, Sullivan's gross profit margins improved from 13.4% for the quarter ended March 31, 1995 to 27.1% for the quarter ended March 31, 1996.

         The Company believes that contract management profit margins from any particular medical records management contract should increase over the life of the contract, due both to the nature of the Company's pricing of its contract management services and to operating efficiencies expected to be achieved over the life of the contract. The Company negotiates its contract management fees on a basis which will represent, at contract inception, immediate savings to the contracting hospital over historical costs of operating the managed functions, and for this purpose, the Company utilizes fixed installment fee payment arrangements. In the early term of such a contract, the Company's expenses in providing the contract services remain relatively high, as a percentage of contract revenues received, as set-up and training costs are incurred, new procedures and departmental reorganizations are implemented. Completion of such steps should result in lower operating expenses, which in turn should increase the profit margin on a constant revenue stream over time. Assuming increases in the number of its contract management clients, possible centralization of certain of the services provided to multiple clients, as well as related economies of scale, profit margins on contract management revenues should trend higher.

         The Company continues to focus its efforts on improving gross margins through a) the achievement of greater operating efficiencies in its contract outsourcing, transcription and case management sites through the implementation of new procedures (i.e., Best Practices) and departmental reorganizations; b) the use of technological tools (i.e., optical scanning; a national transcription software platform) to lower cost and improve service deliverables and c) through the expansion of its consulting, physician liaison and coding optimization service lines.

         Marketing and sales expenses increased 46.7% to $641,000 in the three months ended March 31, 1996 from $437,000 in the same prior year period and decreased as a percentage of revenues to 7.4% for the quarter ended March 31, 1996 from 8.9% for the quarter ended March 31, 1995. The increase in sales and marketing expenses from the first quarter 1995 to 1996 is primarily attributable to a) a larger national sales force in place in the 1996 quarter; b) an increase in expenditures for telemarketing and market analysis to provide the Company better sales lead qualification and more accurate target marketing opportunities; and c) sales commissions paid on two (2) new contracts sold in first quarter 1996 vs. only one (1) new contract sold in first quarter 1995. The Company has historically paid and expensed 100% of its sales commission upon contract signing. With much of the Company's investment in a national sales force, telemarketing and marketing/advertising now in place, sales and marketing expenses, as a percentage of revenues, should decline as revenues increase.

         General and administrative expenses remained at a constant level with $1,122,000 for the three months ended March 31, 1996 from $1,113,000 in the same prior year period and decreased as a percentage of revenues, to 12.9% for the quarter ended March 31, 1996 from 22.7% in the first quarter of the prior
year.   The significant decline in general and administrative expenses as a percentage of revenues (in the quarter-to-quarter comparison) is a result of the Company's investment over the past 18-24 months in building the corporate structure necessary to support the Company's growth needs for the reasonably foreseeable future. As revenues increase, general and administrative expenses, as a percentage of revenues, should decline.

         The Company's loss from operations decreased to $480,000 for the quarter ended March 31, 1996 from $1,144,000 in the first quarter of the prior year period. This $480,000 quarterly loss compares to an operating loss of $502,000 for the quarter ended December 31, 1995 and an operating loss of $834,000 for the quarter ended September 30, 1995.

         Other expenses increased to $43,000 for the quarter ended March 31, 1996 from other income of $36,000 in the first quarter of the prior year period, primarily due to the impact of interest expense related to the subordinated convertible debenture placement that occurred on August 15, 1995.

         On the Company's Balance Sheet:

         . Prepaid Assets (from Continuing Operations) increased $412,000 primarily as a result of general insurance, maintenance agreements and software license renewals incurred in the first quarter that are amortized over a twelve month period.

         . Other Assets (including deposits) includes $360,000 in restricted cash used as collateral for a letter of credit (related to a contract outsourcing agreement) which expires in September, 1996.

DISCONTINUED OPERATIONS

First Western / Veritas

         The net assets of the discontinued operations of TriCare's healthcare subsidiaries, First Western and Veritas, both of which ceased operations as of April 30, 1993, are shown on the consolidated balance sheet and the related statement of cash flows as a separate line item.

         The net assets related to the discontinued operations at March 31, 1996 were $3,015,000. This amount consisted of $608,000 in prepaid legal fees and expenses and $2,407,000 in net accounts receivable. For the first quarter ended March 31, 1996, there was $122,000 in prepaid legal fees and expenses accounted for as an increase in net assets related to the discontinued operations. The collection liabilities of First Western & Veritas have been deducted in determining net accounts receivable.

         The Company has contracted with Medical Receivables Finance, LLC ("MRF"), a Delaware limited liability company, to have MRF service and manage the remaining TriCare accounts receivable balance for a set fee. This should allow for some additional net cash to be received by the Company from its discontinued operations in the future.

         The Company will continue to re-evaluate the net realizability of the
net assets related to discontinued operations on an ongoing basis.   Any such
re-evaluation could result in an adjustment that may potentially be material to the carrying value of the asset.

         On September 17, 1993, TriCare and its healthcare subsidiaries and the physician-owned medical groups that have contracts with the healthcare subsidiaries initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against twenty-two insurance carriers seeking $115 million in compensatory damages claiming abuse of process, intentional interference with contractual and prospective economic relations and unfair business practices which led to the discontinuation of the business of TriCare's healthcare subsidiaries and their contracting associated medical groups in April 1993 (the "Lawsuit"). Certain of the defendants in the Lawsuit have filed cross complaints seeking restitution from TriCare, its healthcare subsidiaries and their associated managed medical groups for funds previously paid to the medical groups and other damages. The costs associated with the above claims cannot be ascertained with any certainty but are expected to be substantial. The Company intends to defer such costs until resolution of the litigation, with all legal costs and expenses associated with the civil Lawsuit being accounted for as prepaid legal fees in the net assets related to the discontinued operations. There can be no assurance as to the outcome of this litigation, including potential recovery, if any, of the Company's claims, or damages if any. Based upon facts and circumstances known to date, in the opinion of management, final resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

         Prior to its acquisition by Transcend, TriCare sold substantially all of the assets and liabilities of its wholly-owned subsidiary, Occu-Care to AmHealth, Inc. ("AmHealth") for a purchase price of $4,000,000. The purchase price included $1,500,000 in cash paid at closing; AmHealth's Series A Note in the face amount of $1,500,000 bearing interest of 8% per annum commencing December 1, 1994, payable quarterly thereafter, with the principal payable on or prior to December 1, 1995; and AmHealth's Series B Note in the face amount of $1,000,000 bearing interest of 8% per annum commencing December 1, 1994, payable quarterly thereafter, with the principal payable in equal quarterly installments starting December 1, 1995 and continuing until September 1, 2000. TriCare did not receive its first interest payment on its $2,500,000 note receivable from its sale of the assets of Occu-Care, which constituted an event of default and, therefore, TriCare deferred recognition of the gain from the
transaction in the amount of $450,000.   On December 30, 1994, TriCare entered
into negotiations with AmHealth which resulted in an agreement to exchange its note receivable of $2,500,000 for 2,500,000 shares of $1.00 convertible redeemable preferred stock which pay cumulative dividends at a rate of 6.5% per annum. In conjunction with the Merger on January 10, 1995, Transcend recorded these securities at their estimated fair value of $2,050,000. Under certain circumstances and at the Company's option, the preferred stock is convertible into common stock of AmHealth. The preferred stock is subject to mandatory redemption as follows: 1,500,000 shares (less any shares previously converted) on December 1, 1995, and the balance in nineteen quarterly installments commencing December 1, 1995 which was consistent with the payment schedule of the original notes. The redemption on December 1, 1995 did not occur and discussions are underway with AmHealth to determine a future course of action with regard to the redemption of these securities.

         In December, 1995, AmHealth signed a Letter of Intent with CORE, Inc. (NASDAQ; CORE) for CORE to purchase substantially all the assets of AmHealth primarily in exchange for CORE stock. The transaction is expected to close by July, 1996. If the above transaction occurs, Transcend would likely settle AmHealth's $2.5 million obligation to Transcend in exchange for CORE stock. However, there can be no assurances that these transactions will take place. The amount the Company will ultimately realize could differ materially from the carrying value of the investments as reflected in the financial statements due to changes in the financial condition of the purchaser and/or the ultimate valuation of its obligation to Transcend in any purchase of AmHealth by CORE, Inc. or any other third party.

         The securities from the sale of Occu-Care and the accrued liabilities related to the sale of Occu-Care are shown as separate line items on the balance sheet. The related statement of cash flows is shown as a separate line item along with First Western and Veritas as discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of cash are its cash on hand, internally generated funds and the net assets of the Company's discontinued operations, the remainder of which is expected to be collected over the next several years under provisions of the service agreement signed with MRF.

         The Company's working capital position decreased during the three months ended March 31, 1996 from $461,000 at December 31, 1995 to $367,000 at March 31, 1996. This decrease in the Company's working capital position arises from a combination of two (2) factors: first, the financing from current cash sources of capital expenditures for equipment during the three months ended March 31, 1996, as described below; and second, the continued funding of losses from the Company's operations.

         Net cash used by discontinued operations for the three months ended March 31, 1996 was $122,000. The majority of the cash contributed from discontinued operations was generated by the collection of accounts receivable from the discontinued applicant medical/legal evaluation business of First Western and Veritas, under an on-going service agreement that the Company signed with MRF pertaining to a specific portfolio of old receivables from discontinued operations, offset by cash used to fund the Company's on-going civil lawsuit. Management believes the ultimate collectability of its accounts receivable has been properly reflected in the Company's financial statements and that the subsequent agreement entered into between the Company and MRF on October 14, 1995 for the service of its discontinued operation's accounts receivable balances did not result in a gain or loss to the Company.

         The Company continues to experience negative cash flow from operations. For the three months ended March 31, 1996, negative cash flow from operations was $158,000. In addition, there were cash outlays for capital expenditures of $313,000 and payment on debt of $124,000. Cash provided by financing included $157,000 from stock options proceeds. Notwithstanding the foregoing, the Company anticipates that positive cash flow, as a result of margin contribution, will come from: expected new contract outsourcing sales; expected new sales opportunities in transcription and consulting; expected new case management sales from Sullivan; and increasing margins from existing operations (contract outsourcing, transcription, consulting and coding and Sullivan case management). Moreover, the Company's selling, general and administrative costs as a percentage of revenues is expected to decrease. All of the above are projected to position the Company during 1996 to slow the negative cash flow from operations and achieve positive cash flow from operations during 1996.

         On April 30, 1996, the company established two (2) separate credit facilities with Silicon Valley East

(Wellesley, Massachusetts) a division of Silicon Valley Bank, a California-chartered bank (Santa Clara, CA). The aggregate credit available (under both facilities) is $5.75 million to the company. The banking facilities are secured by all of the company's assets. One of the facilities is a $5.0 million working capital credit line subject to an initial cap of $3.0 million. The cap is removed subject to the company's compliance with several covenants going forward. The second facility is a $750,000 term facility set up to help the Company meet any of its capital investment requirements in the near term. This term note is subject to an initial cap of $250,000, with the cap being removed upon the Company's compliance with specific covenants. Both facilities have a one-year revolving maturity date.

         The Company anticipates that cash on hand, together with internally generated funds, cash collected from discontinued operations and the Company's access to banking facilities (as described above) will be sufficient to finance continuing operations and the cash requirements associated with its civil litigation action against certain insurance carriers for the next twelve months. Although the Company's goal is to achieve positive cash flow in 1996, there can be no assurances in that regard.

         The Company will continue to pursue strategic acquisitions and they could be funded through the issuance, in all or in part, of its securities, the issuance of promissory notes to sellers and/or the payment of cash, either from the Company's existing cash resources or through its credit facility.

PART II.                             OTHER INFORMATION

ITEM

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

                 27      Financial Data Schedule (for SEC use only).

         b.      Reports on Form 8-K.

                 No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: May 15, 1996                        By:/s/ Larry G. Gerdes
                                             -------------------------------
                                             Larry G. Gerdes
                                             President, Chief Executive Officer
                                             (Principal Executive Officer)




Date: May 15, 1996                        By:/s/ David W. Murphy
                                             -------------------------------
                                             David W. Murphy
                                             Chief Financial Officer
                                             (Principal Financial Officer)