Form 10-K/A
period 1995-12-31
TRANSCEND SERVICES INC
filed 1996-08-07
CIK 858452

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 ______________________________________________

                                  FORM 10-K/A
                 ______________________________________________

                               Amendment No. 1 to
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1995
                 ______________________________________________

                          Commission File No. 0-18217


                            TRANSCEND SERVICES, INC.


                             A Delaware Corporation
                  (IRS Employer Identification No. 33-0378756)
                           3353 Peachtree Road, N.E.
                                   Suite 1000
                             Atlanta, Georgia 30326
                                 (404) 364-8000

   The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1995:

(List all such items, financial statements, exhibits or other portions amended)

Item 1.   Business.
Item 2.   Properties.
Item 3.   Legal Proceedings.
Item 6.   Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 8.   Financial Statements and Supplementary Data.
Item 10.  Directors and Executive Officers of the Registrant.
Item 11.  Executive Compensation.
Item 12.  Security Ownership of Certain Beneficial Owners and Management.
Item 13.  Certain Relationships and Related Transactions.
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Transcend Services, Inc. (the "Company" or "Transcend") is a healthcare services company focused on the emerging field of healthcare information management ("HIM") services to hospitals and other associated healthcare providers. The Company provides a range of HIM services, including: (i) contract management ("outsourcing") of the healthcare information or medical records function, as well as the admissions function; (ii) transcription of physicians' dictated medical notes; and (iii) consulting services relating to medical records and reimbursement coding. As of July 1, 1996, the Company operated, on a contract management basis, the medical records and certain other HIM functions of 18 general acute care hospitals located in 11 states and the District of Columbia. The Company also provides case management and disability management services to insurance carriers, third party administrators and self-insured employers.

 The healthcare industry is undergoing significant and rapid change.
Hospitals and other healthcare providers have come under increased scrutiny from regulators and third party payors. As a result, hospitals are now looking to outsource to third parties certain costly or complicated functions that are not directly related to core competencies or where they are unable to achieve economies of scale. In particular, patient information, and the delivery of such information in a timely fashion, have become critical to improving productivity, efficiency and cost containment, while maintaining a high level of patient care. For instance, many hospitals are finding that their medical records departments are inadequate, and to remedy the inadequacies of these functions, they are beginning to turn to third party service providers which have expertise in managing medical records, admissions and other affiliated departments.

  With over 5,000 hospitals in the United States, the market for outsourcing the management of medical records departments and other affiliated departments is sizable. Approximately 3,000 hospitals in the United States have more than 100 beds and constitute the Company's first tier of market opportunity. American Hospital Publishing, Inc. has reported that in 1995 two out of three U.S. hospitals were outsourcing one or more departments. According to Modern Healthcare magazine's 17th Annual Contract Management Survey, published in September 1995, the total number of hospital management contracts increased by nearly 12% from the end of 1993 to the end of 1994, from approximately 7,800 to approximately 8,770.

  The healthcare industry has recognized the need for improvement in the processing of healthcare information, and to achieve this improvement, there has been a dramatic increase in the development of technological solutions offered by third party vendors of computer hardware and software. Although there have been significant advances in the management of medical information in general, little progress has been made introducing technology to the management of the medical records departments, patient admissions or other affiliated departments of hospitals that handle the flow of patient information. The Company believes that there is a need, and therefore an emerging market, for third party service providers to assist hospitals and other healthcare providers in (i) the effective implementation of the available technological tools for healthcare information management, (ii) the process of managing healthcare information across the pre-admission to post-discharge continuum of the healthcare delivery system and (iii) the management and training of personnel in healthcare information departments. By managing the entire flow of patient information through the hospital, errors, inefficiencies and their associated costs can be minimized.

INDUSTRY OVERVIEW

  The healthcare industry is undergoing significant and rapid change. Hospitals and other healthcare providers have come under increased scrutiny from regulators and third party payors, which has forced the providers to examine their cost structures and business practices. The industry has recognized the need for improvement in the processing of healthcare information, and to achieve this improvement, there has been a dramatic increase in the development of technological solutions offered by third party vendors of computer hardware and software. Although there have been significant advances in the management of medical information in general, little progress has been made introducing technology to the management of the medical records departments, patient admissions or other affiliated departments of hospitals that handle the flow of patient information. Healthcare information technology vendors have focused on developing information systems such as "electronic medical records" that promise to move all patient information on-line, giving all constituents immediate access to relevant information. However, the development of such systems and more importantly the widespread adoption of such systems is still several years away. The Company believes that transitioning the medical record from paper to electronic format will require a higher level of service in the performance of certain HIM functions, including coding, record analysis and completion, transcription, as well as others.

  Many hospitals are finding that their medical records departments are in many respects inadequate and that outsourcing healthcare information functions and related departments can result in competitive advantages by reducing costs such as employee training and technology and equipment upgrades.

  Hospitals have outsourced basic services including housekeeping, laundry and food preparation for a number of years to reduce operating costs and ensure quality of service and are now looking to outsource other costly or complicated functions that are not directly related to core competencies or where they are unable to achieve economies of scale. An increasing number of healthcare providers are now outsourcing the pharmacy, emergency room staffing and physical therapy staffing functions and have more recently started to outsource critical administrative functions such as patient health information management of medical records departments and related functions including patient admission, utilization review, quality assurance and the business office.

  Many hospitals are now turning to third party providers to apply their expertise in managing not only the medical records, but admissions and other affiliated departments as well. This development is helping providers control costs and allowing them to concentrate on the core business of providing high quality patient care and at the same time creating a significant opportunity for third party service providers to assist hospitals and other healthcare providers in processing and managing healthcare information across the pre-admission to post-discharge continuum.

HISTORY OF THE COMPANY

  The Company was incorporated in California in 1976 and was reorganized as a Delaware corporation in 1988. On January 10, 1995, the Company, formerly known as "TriCare, Inc.," acquired Transcend Services, Inc., then a Georgia corporation, by the merger of Transcend Services, Inc. into First Western Health Corporation ("First Western"), a subsidiary of the Company (the "Merger"). Prior to the Merger, Transcend Services, Inc., which was originally organized in 1984, provided consulting services for medical records management, quality and utilization management, records coding and records management software. In 1992, the former Transcend Services, Inc. developed, tested and marketed new lines of business intended to capitalize on the increasing need for the outsourcing of medical records, and by the end of 1992 had entered into its first long-term agreement for the management of a hospital's medical records department. On May 31, 1995, Transcend Services, Inc. and Veritas Healthcare Management ("Veritas"), another subsidiary of the Company, merged into the Company, whose name was then changed to "Transcend Services, Inc." The Merger was treated for financial accounting purposes as the acquisition of TriCare, Inc. by Transcend Services, Inc. and the historical financial statements of the former Transcend Services, Inc. have become the financial statements of the Company and include the businesses of both companies after the effective date of the Merger. The Company has one wholly-owned operating subsidiary, Sullivan Health and Rehabilitation Services, Inc. ("Sullivan").

BUSINESS STRATEGY

  The Company's business strategy focuses on the application of advanced technological tools and HIM expertise to improve the efficiency and productivity of HIM services from pre-admission of the patient through post-discharge. Key elements of the Company's business strategy consist of the following:

  Increase Penetration of Outsourcing Market. The Company is focused on increasing its penetration of the healthcare information outsourcing market through the implementation of an enhanced sales, marketing and lead generation program. The Company's initial target market is comprised of the approximate 3,000 hospitals in the United States with more than 100 beds. The Company has substantially expanded its marketing efforts, evidenced by the fact that the Company conducted 49 onsite detailed consultations with potential customers ("operational assessments") through the four month period ended April 30, 1996 as compared to a total of 16 operational assessments during calendar 1995. Furthermore, the Company intends to continue expanding its marketing efforts to include large clinics, sub-acute care facilities, HMOs, skilled nursing facilities and other healthcare providers as part of the integrated healthcare delivery system.

  Apply Emerging Technology. Although the Company is a service company and therefore does not intend to develop a proprietary software/hardware system, the Company is technology oriented and intends to utilize the most effective technology available to reshape the way information is managed across the integrated healthcare delivery system to obtain new levels of cost effectiveness. Through a strategic partnership with a small imaging company, the Company has introduced an electronic document management ("EDM") product in two of its contract management sites. However, the Company does not intend to invest in the research and development of EDM systems, and to the extent that more effective technological products become available, the Company will use such technology, or partner with qualified technology companies, to establish the most effective optical scanning or electronic imaging capabilities at its sites.

  Develop Information Service Centers. The Company has developed the concept of an Information Service Center as a business model for the provision of future outsourcing services in a format designed to further reduce hospital costs and improve efficiencies by reducing and moving staff off-site and taking advantage of economies of scale. Under the model, once the Company has signed contracts with a group of healthcare provider customers which are under common ownership and/or located in a given geographic area, the Company plans to consolidate all of the functional and technological aspects of HIM services into one centralized off-site service center. The Company believes that the Information Service Center model offers several benefits, including the ability to perform similar functions for multiple clients, to offer outsourcing services to larger integrated delivery systems and to provide geographically spaced healthcare providers with a central location for the receipt of patient data.

  Expand Range of Contract Management Services. Once the Company has established itself in a hospital by successfully managing the medical records department, the Company believes it is well positioned to manage other aspects of the hospital's operations related to health information, including patient admitting and the business office. As of July 1, 1996, the Company managed patient admissions for five hospitals, but managed no business office functions for any customers. The Company intends to pursue additional outsourcing business from existing as well as new customers. The Company believes that additional efficiencies in information management can be achieved through the management of the record creation process at its point of beginning (pre-registration, admitting) through post-discharge (the business office).

  Pursue Acquisitions and Strategic Alliances. The Company has historically used an acquisition strategy to fulfill part of its business plan, and will continue to seek acquisition opportunities to complement, expand and diversify its services portfolio. The Company will also pursue the formation of strategic alliances in an effort to accelerate its growth through market expansion. The Company is presently pursuing joint marketing efforts with other companies to establish more comprehensive outsourcing relationships, including the business office of the hospital, to be implemented over a larger shared client base.

SERVICES

  Contract Management (Outsourcing). Contract management, or outsourcing, of health information involves the management by the Company of patient information, both clinical and financial, throughout the healthcare delivery system beginning before a patient is admitted and continuing after the patient is discharged. The Company's principal source of revenues is currently from long-term contracts for outsourcing, or contract management, of the healthcare information, or medical records, departments of hospitals. Under the terms of its outsourcing contracts, the Company provides the contracting medical facility with complete day-to-day management and operation of the facility's medical records department, including maintenance of patient records, monitoring and reduction of backlog in record keeping and chart completion, compliance with record keeping and record retention requirements of governmental and other third-party payors, implementation of record coding functions to optimize reimbursement, medical record abstracting and maintenance of record storage and retrieval systems.

  With respect to staffing requirements, the Company's outsourcing contracts are of two types. The first is a "Management Only" contract by which the Company provides a department director to supervise a hospital's medical records department and employs the departmental supervisory personnel, while all other employees of the department remain on the hospital's payroll. The second type is a full contract management services agreement by which the Company provides not only a records-management director but also hires all the employees of the department as the Company's employees. The Company generally provides supplemental training to these employees once it takes over the department. The Company prefers, whenever possible, to maintain the employment of all of the employees of a hospital's outsourced department and is rarely required to hire new employees.

  A significant feature of the Company's contract management services is the use of a Professional Services Team, made up of highly skilled and experienced professionals, whose responsibility is to act as an internal consulting team to its outsourced customers. This team is used during initial implementation to reengineer the outsourced department's work processes, to support the customer sites at any time and to develop "Best Practices," the Company's quality standards that are continuously updated to represent the best in the outsourcing marketplace.

  The Company believes that the application of better technology in contract management will reshape the way information is managed across the healthcare delivery system in the future and provide additional cost savings. Although the Company does not intend to directly invest in research and development of electronic document management ("EDM") systems, it will use the most effective technology available to the extent that its customers desire to implement such systems. Such technology is designed to provide simultaneous access to the medical record by multiple users. The Company has worked with a small imaging company to develop and beta test an EDM product, trademarked "TransChart(TM)," and has now installed this optical scanning product in two of its contract management sites. The Company has a non-exclusive agreement with the imaging company to use such company's hardware and software products, and obtain maintenance and support services, pursuant to a set fee schedule, and such company has agreed to make certain modifications to its products at the request of the Company. The Company will continue to use this technology, or partner with qualified providers, to establish the most effective optical scanning capabilities at its sites. The application of more advanced technologies is a key factor in the Company's planned implementation of its Information Service Center concept. See "--Future Outsourcing Services-- Information Service Centers."

  Management of the Company believes that through its services, it provides immediate and long-term cost savings to its healthcare provider customers which helps them compete in a managed care environment. The Company also believes that healthcare providers have overlooked other services which are attractive outsourcing candidates such as admissions, utilization review, quality assurance and the business office. Because such services are essential to the efficient flow of information along the pre-admission to post-discharge continuum in the healthcare delivery system, the Company believes that these services are suited to outsourcing and are a natural extension of the outsourcing of the medical records department.

  The Company believes that there is a significant outsourcing opportunity in the healthcare industry to provide multiple information management and processing functions on an integrated basis beginning before a patient is admitted, through the creation and management of the medical record and continuing after a patient is discharged, in the business office. It is the intention of the Company to seek more outsourcing contracts providing fully-integrated health information management across multiple departments of the same institution for a single fee. Under the terms of five of the Company's outsourcing contracts, the Company has undertaken to provide not only medical records management services, but also to manage that hospital's patient access (admissions) function. The Company also manages the social services, utilization management and quality management functions for two hospitals. Although, as of July 1, 1996, the Company had no outsourcing contracts for the hospital business office, the Company is exploring opportunities for contract management of the business office. Better management of the business office benefits the hospital by both reducing costs and increasing the turnover rate of accounts receivable. The Company has demonstrated that by more effectively managing medical records, it has significantly reduced the level of unbilled accounts receivable and has created a more efficient and accurate flow of information to the business office.

  Future Outsourcing Services--Information Service Centers. The Company has developed the concept of an Information Service Center ("ISC") as a business model for the provision of future outsourcing services in a format designed to reduce hospital costs and improve efficiencies. The Company has hired an outside consultant to assist the Company in the development of a design for the work flow processes of the ISC and related equipment requirements. The Company expects the consultant's assessment to be completed by the end of August 1996. Under the model, once the Company has signed contracts with a group of healthcare provider customers which are under common ownership and/or located in a given geographic area, the Company plans to consolidate all of the functional and technological aspects of HIM services into one centralized service center. Specific areas of initial focus would include functions such as chart assembly and analysis, coding, transcription and information retrieval and storage. In order to streamline the flow of patient information as much as possible, additional labor intensive services such as scheduling, preregistration information assembly, benefit verification and procedure precertification, and almost all patient accounting and billing functions, could also be added. In contrast to the current model, under which most of the personnel remains on site at the customer's facility, all of the staff performing these functions would be relocated to the service center, with the potential for a significant portion of the personnel to become home-based "telecommuters." Fewer than ten individuals would remain at the client hospital with responsibilities for document scanning and customer service functions, as well as to provide an administrative liaison role in the hospital, participate in hospital committee functions, oversee compliance issues and other management functions. The Company believes that the ISC model offers several benefits, including the ability to (i) perform similar functions for multiple clients that are common throughout the pre-admission to post-discharge healthcare continuum, thereby increasing efficiency and reducing staffing needs, (ii) offer outsourcing services to larger integrated delivery systems with multiple facilities and to provide geographically spaced healthcare providers with a central location from which they receive patient data, and (iii) increase the scope of potential clients to include larger medical clinics, skilled nursing facilities, long-term care facilities and, eventually, payors such as HMOs with complex information management requirements.

  Medical Transcription Services. The Company entered the medical transcription services business because it saw an opportunity to improve accuracy, reduce turnaround time and improve margins for its contract management customers, primarily through advances in technology. The market for medical transcription is not formally tracked, but the Executive Director of the Medical Transcription Industry Alliance has estimated that the total U.S. market for medical transcription services is in excess of the one billion dollar range, and that the market is continuing to experience growth as more hospitals outsource their medical transcription needs. The medical transcription services market is highly fragmented, with over 500 transcription companies nationally.

  The Company's transcription business provides a computer-based service for transcription of physician dictation for hospitals. While its service arrangements vary from institution to institution, some of which require transcription to be performed on-site or by hospital employees, the transcription division's services are primarily defined as transcription of dictation at remote locations, and transmission via modem or similar telephone link into the computer data base of the contracting hospital. As a result, while it provides services to over 100 different medical institutions in the eastern half of the United States, the transcription division is able to provide such services from a central office and therefore many of its transcription employees are able to work as "telecommuters" using networked computer terminals in their homes.

  The Company is typically paid for its transcription services on a production basis at rates determined on a per-line-transcribed basis. The Company also provides transcription services in connection with nine of its contract management contracts. Where transcription services are included as part of the services provided in the Company's outsourcing contracts, the services are provided internally by the Company's transcription sites as part of the overall services provided by the Company for a set contract fee. The Company seeks wherever possible to cross-market its transcription services with its outsourcing contract services, using the institutions with which it has outsourcing contracts as a base for generation of additional transcription business and using the institutions with which it has transcription contracts as a basis for generating additional contract management business.

  Consulting and Coding Services. The Company continues to offer independent consulting services to hospitals on a case by case basis, and believes that its consulting services comprise an additional services offering to its existing customer base. The Company provides advice with respect to management and operations of medical records departments and related healthcare information functions, particularly reimbursement coding or "optimization" services, as well as consultation services regarding the health information aspects of hospitals' utilization management and quality management functions. Such services, which can also include interim medical records department management and related services, are provided on a negotiated fee for service basis. The Company's consulting and coding department includes specialists in various aspects of records coding and management. The Company recently added a medical doctor to its staff of consultants, which will allow the Company to offer consultation services to physicians who are interested in improving their coding and reimbursement practices.

  Healthcare Case Management. Medical case management provides assessment, care planning, recommendations, and care coordination services for injured and ill persons covered by insurance carriers or self-insured employers. The Company employs or contracts with registered nurses who act as a coordinator between the patient, the healthcare providers and the insurance carriers, seeking to ensure the provision of optimal healthcare with an efficient use of resources. Case management typically involves routine onsite visits to the patient and monthly reporting to the insurance carriers. In addition, the Company provides vocational evaluations and computerized skills assessments for clients covered by insurance programs, workers' compensation, long-term disability and Social Security disability. The Company faces a very competitive market on a national, regional and local level, with all of the competition offering the full continuum of cost containment products, including field case management, telephonic case management, pre-certification utilization review, PPO networks, bill repricing and managed care.

CUSTOMERS

  The Company's current customer base consists primarily of hospitals for which the Company provides contract management or outsourcing of the medical records department, medical transcription services and/or consulting services. However, the Company believes that the outsourcing concept can meet the needs of many other healthcare providers, and the Company's marketing efforts are designed to eventually expand its customer profile to include larger clinics, sub-acute care facilities, HMOs, skilled nursing facilities and others.

  With over 5,000 hospitals in the United States, the market for outsourcing the management of medical records departments and other affiliated departments is sizable. Approximately 3,000 of the hospitals in the United States have more than 100 beds and constitute the Company's first tier opportunity. The Company further screens potential hospitals through a variety of lead generation methods, including a recently initiated telemarketing program, which helps pinpoint those hospitals that may benefit most from outsourcing their medical records department and focuses the Company's efforts on approximately 2,000 target hospitals.

  As the use of medical records management technology increases in the future, the Company believes that three levels of healthcare provider customers will emerge. The Company divides these customers into "No Tech," "Medium Tech," and "High Tech" categories. The No Tech customer is one that has not embraced the use of technology within the facility's medical records functions to enhance productivity, quality and costs. This customer will either lack the financial resources and/or vision to progress past the paper record. For this customer, the Company will continue to reengineer the paper processes and continue to guarantee the customer reduced costs and improved quality, timeliness and service. The Medium Tech customer will be ready to begin to leverage technology, primarily through the use of optical scanning to reduce costs, improve quality and timeliness and provide multiple users access to the same record simultaneously. This will also allow for the electronic completion of the patient record by the physician, providing a significant productivity tool for the physician as well. The High Tech customer will likely initially be large for-profit systems or not-for-profit multi-hospital groups, which will be committed to the complete change of the medical record process as it is known today. The Company believes that the High Tech customer group will be the initial market for its Information Service Center concept.

  Principal Customers. Based on its revenues for the fiscal year ended December 31, 1993, fees paid by each of the following hospitals accounted for 10% or more of the Company's revenues in such period: Good Samaritan Hospital, Downers Grove, Illinois (37%); Greater Southeast Community Hospital, Washington, D.C. (including Fort Washington Medical Center, Fort Washington, Maryland) (11%); Tulane University Hospital and Clinic, New Orleans, Louisiana (10%). Based on its revenues for the fiscal year ended December 31, 1994, fees paid by each of the following hospitals accounted for 10% or more of the Company's revenues in such period: Good Samaritan Hospital, Downers Grove, Illinois (14%); Greater Southeast Community Hospital, Washington, D.C. (including Fort Washington Medical Center, Fort Washington, Maryland) (15%); Tulane University Hospital and Clinic, New Orleans, Louisiana (16%); and Memorial Medical Center of Jacksonville, Jacksonville, Florida (15%). Based on revenues for the fiscal year ended December 31, 1995, no hospitals had fees paid to the Company which amounted to or exceeded 10% of the Company's revenues.

SALES AND MARKETING

  As of July 1, 1996, the Company employed ten full-time sales personnel in the contract management area of its business. Because the Company's outsourcing services are relatively new in the industry, marketing of those services has proceeded principally on the basis of personal contacts by the Company's sales personnel with senior hospital executives as well as referrals from its consulting clients. Beginning in early 1996, the Company has added a telemarketing program, targeting hospital chief executive and chief financial officers, in an effort to significantly improve qualified sales leads and shorten the overall sales cycle. Having established its initial base of outsourcing contract clientele, the Company's sales force provides coverage in virtually every major hospital market in the country, with sales representatives in each of the principal geographic regions of the country (Southwest, West, Midwest, Southeast, Mid-Atlantic and Northeast). The Company's 1996 marketing strategy also includes targeted advertising in industry trade publications, direct mailings, trade shows, customer testimonials, seminars and other educational literature that emphasizes the Company's market leadership position, its management expertise and its track record with current clients.

 The Company's transcription and consulting services have historically been marketed primarily through personal contacts and referrals from existing clients. While management believes that this is an appropriate marketing strategy, particularly for consulting services, the Company has begun to implement a broader marketing campaign for its transcription services, particularly in those markets in which its transcription offices are located, and has employed two national sales persons targeting this business.

COMPETITION

  Management of the Company believes that the success of its outsourcing business is dependant upon the acceptance by hospitals and other healthcare providers of the concept of outsourcing medical records, admissions and other affiliated departments. Because this is an emerging field in the healthcare industry, the Company's greatest competition presently comes from existing, internal medical records departments of hospitals, which often resist the outsourcing concept. Acceptance by hospitals of the outsourcing of medical records and related departments will depend in part on the ability of the Company to alleviate concerns of hospital management related to outsourcing, including loss of control of the outsourced function, information quality and integrity concerns, and a bias against outsourcing due to previous poor experiences. As of July 1, 1996, there was one national firm, HealthTask, Inc. (a 50/50 joint venture between Ernst & Young and Norrell) and one regional firm, Pyramid, Inc. (Southern California based), engaged in the same business. The Company expects that as the concept of outsourcing becomes more accepted, it will encounter further competition from some or all of the following sources: other traditional healthcare information management consultants; coding consultants; multi-specialty healthcare services businesses which currently provide contract management to clinical, housekeeping, dietary or other non-medical services departments of hospitals; management information services providers, particularly developers and vendors of management software; and other parties in contract management businesses (for example, business or financial management services) desiring to enter the healthcare field. The Company expects that competitive factors will include reputation for expertise in health information management, size and scope of referenceable accounts, prior experience in outsourcing, and pricing. Additionally, there are companies that operate in other areas of the health information management spectrum, including admissions, the business office and transcription. As the Company expands its scope into these other areas of health information management, the Company expects to confront other, perhaps better established, better capitalized and larger competitors.

  The Company experiences competition with respect to both its transcription and consulting business from a variety of sources, including, in each case, both local and national businesses. The markets both for medical transcription services and for medical records coding and consultation services are highly fragmented, and no competitor or identifiable group of competitors could be said to be dominant. The Company believes the principal competitive factors in each case include reputation and prior experience, and in the case of transcription services, pricing, timeliness (i.e., turnaround times on transcribed documents) and accuracy of performance. In both fields, the Company, in some cases, competes with larger, better known and better capitalized competitors. With respect to its case management business, the Company competes with several large national vendors including Comprehensive Rehabilitation Associates, CorVel, Intracorp and Genex, Inc., as well as many regional and local competitors that have established a niche in the business. Additionally, many insurance carriers and third party administrators have developed case management programs of their own rather than outsourcing this business.

GOVERNMENT REGULATION

  Virtually all aspects of the practice of medicine and the provision of healthcare services are regulated by federal or state statutes and regulations, by rules and regulations of state medical boards and state and local boards of health and by codes established by various medical associations. The Company has attempted to structure its operations to comply with these regulations. The Company is not presently subject to direct regulation as an outsourcing services provider. Future government regulation of the practice of medicine and the provision of healthcare services may impact the Company and require it to restructure its operations in order to comply with such regulations. In addition, in connection with its case management business, certain of the Company's employees and independent contractors are registered nurses. These individuals are subject to certain licensing standards in the states in which they practice, and are responsible for maintaining their licenses. The Company's case management division is not subject to any material governmental regulation, although certain states in which the Company provides case management services have established fee schedules under their workers' compensation laws which apply to certain case management services provided by the Company.

EMPLOYEES

  As of July 1, 1996, the Company had approximately 717 full-time employees and 165 part-time employees, including 27 administrative and executive employees at its headquarters office in Atlanta, Georgia; 26 employees in sales and marketing or consultative functions; and 536 employees at outsourcing sites (includes 181 employees from Pinnacle Health System, a contract which terminated on August 1, 1996) as well as 293 employees in its medical transcription operations. As of that date, Sullivan had 46 full-time employees, seven part-time employees and contracts with over 29 registered nurses who are not employees of the Company. The Company also supervises an additional 139 employees of contracting hospitals at outsourcing sites, pursuant to the terms of its outsourcing agreements. Neither the Company nor any of the employees it supervises is currently a party to any collective bargaining agreement; the hospital employees at one outsourcing site have been solicited by union representatives, but no definitive action toward representation has been taken. The Company has not experienced any strikes or work stoppages, and believes that its relations with its employees are good.

DISCONTINUED OPERATIONS

  At December 31, 1995, the net assets related to the discontinued operations of the Company's healthcare subsidiaries, First Western and Veritas, both of which ceased operations as of April 30, 1993, were $2,893,000, including deferred legal costs related to the Lawsuit and $2,414,000 in net accounts receivable. The collection liabilities of First Western and Veritas have been deducted in determining net accounts receivable. In October 1995, the Company sold approximately 38% of the gross accounts receivable to a third party with which the Company has also contracted with to service and manage the remaining accounts receivable balance for a set fee. The net accounts receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies for applicant medical/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former subsidiaries, First Western and Veritas. The Company expects to collect the accounts receivable from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with the third party for servicing and managing the remaining accounts receivable balance. Payment of a portion of the remaining gross receivables, however, is contested by the insurance companies. The collection of these contested accounts receivable is therefore subject to resolution by the California Workers Compensation Appeals Board, an administrative body charged with determining an insurance company's liability for the payment of medical/legal evaluation services. In estimating net accounts receivable, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution by the California Workers Compensation Appeals Board of the collectibility of the disputed portion of the receivables. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations on an ongoing basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the asset.

  In September 1994, the Company sold substantially all of the assets and liabilities of its wholly-owned subsidiary, Occu-Care, Inc., which operated industrial medical clinics, to AmHealth, Inc. ("AmHealth") for a purchase price of $4,000,000. The purchase price included $1,500,000 in cash paid at closing and the issuance of two promissory notes bearing interest at 8% per annum. AmHealth defaulted on the first interest payments on the two notes and on December 30, 1994, the Company agreed to exchange the notes receivable of $2,500,000 for 2,500,000 shares of convertible redeemable preferred stock with a 6.5% cumulative dividend. In conjunction with the Merger on January 10, 1995, the Company recorded these securities at $2,050,000, which was the Company's estimate of their fair value (using a discounted cash flow approach). AmHealth defaulted on a December 1, 1995 mandatory redemption of a portion of the preferred stock. However, in December 1995, AmHealth executed a Letter of Intent with CORE, Inc., a public company, pursuant to which, in exchange for CORE stock, CORE would purchase substantially all the assets of AmHealth in a transaction expected to close by May 1996. If the above transaction occurs, the Company would likely settle AmHealth's $2.5 million obligation to Transcend in exchange for CORE stock. There can be no assurance that the CORE/AmHealth transaction will close and there can be no assurance that the amount the Company will ultimately realize on the preferred stock will not be materially less than the carrying value of the investment as reflected in the Company's financial statements. See Note 2 of "Notes to Consolidated Financial Statements."

ITEM 2.  PROPERTIES.

  The Company leases the space for its principal offices in Atlanta, Georgia, and space for satellite sales offices in Dallas, Texas and Newton, Pennsylvania. It also leases space for its transcription offices in Chicago, Illinois; Pittsburgh and Erie, Pennsylvania; Boston and Worcester, Massachusetts; and Atlanta, Georgia. The Company leases space for its case management business in Atlanta, Georgia; Orlando, Florida; and Dallas, Texas.

ITEM 3.  LEGAL PROCEEDINGS.

  The Company is subject to certain claims in the ordinary course of business which are not material.

  On September 17, 1993, the Company and its healthcare subsidiaries, First Western Health Corporation and Veritas Healthcare Management, and the physician-owned medical groups, FWHC Medical Group, Inc. and Veritas Medical Group, Inc., which had contracts with the health care subsidiaries, initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against 22 of the largest California workers' compensation insurance carriers, which lawsuit was subsequently amended to name 16 defendants (including State Compensation Insurance Fund, Continental Casualty Company, California Compensation Insurance Company, Zenith National Insurance Corporation and Pacific Rim Assurance Company). The action seeks $115 million in compensatory damages plus punitive damages. The plaintiffs claim abuse of process, intentional interference with contractual and prospective business relations, negligent interference and unlawful or unfair business practices which led to the discontinuation in April 1993 of the former business of the Company's healthcare subsidiaries and their contracting associated medical groups (the "Lawsuit"). The claims arise out of the Company's former business, which prior to the merger with Transcend Services, Inc., included the business of providing medical/legal evaluations and medical treatment services (in association with managed medical groups) in the workers' compensation industry in California. Seven defendants in the Lawsuit have filed cross complaints against the plaintiffs seeking restitution, accounting from the plaintiffs for monies previously paid by the defendants, disgorgement of profits, injunctive relief, attorneys' fees and punitive damages, based upon allegations of illegal corporate practice of medicine, illegal referral arrangements, specific statutory violations and related improper conduct. The case is presently in the early stages of discovery. The defendants have filed various motions to dismiss and other motions seeking the failure of the plaintiffs' cause of action, none of which have been successful. The Company and its counsel do not believe that it is likely that the Company will be held liable on any of the cross complaints; however, there can be no assurance that the Company will be successful in the defense of the cross complaints. In addition, there can be no assurance as to the recovery by the Company of the damages sought in its complaint against the defendants. The costs associated with the conduct of the Lawsuit cannot be ascertained with certainty but are expected to be substantial, and the Company has to date deferred such costs until resolution of the litigation. Based upon facts and circumstances known to date, in the opinion of management, final resolution of the Lawsuit will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. See Note 2 of "Notes to Consolidated Financial Statements."

  On June 22, 1995, an action was filed by Timothy S. Priest in his capacity as administrator of the estate of Robert V. Taylor against Carol Brown, Debbie Ostwald, the Company's subsidiary Sullivan, and Fireman's Fund Insurance Company, in the Circuit Court of Franklin County, Tennessee, alleging breach of the duty to provide reasonably competent nursing care to an injured individual. The plaintiff demands compensatory damages in the amount of $1 million and punitive damages in the amount of $2 million, plus costs. Management of the Company believes that the Company has meritorious defenses to the allegations and intends to vigorously contest liability in this matter. At the present time, management of the Company cannot predict the outcome of this litigation, but does not believe that the resolution of the litigation will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the Company's consolidated financial statements as of December 31, 1994 and 1995 and the consolidated financial statements for the three years in the period ended December 31, 1995. The report of Arthur Andersen LLP, independent public accountants, with respect to such consolidated financial statements as of December 31, 1994 and 1995 and for the three years in the period ended December 31, 1995 is included on page 18. The consolidated financial statements of the Company for each of the years in the two-year period ended December 31, 1992 were derived from financial statements audited by another firm of independent certified public accountants. This selected consolidated financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included and incorporated by reference herein.


                                YEARS ENDED DECEMBER 31,
                          ----------------------------------------
                           1991    1992    1993    1994     1995
                          ------  ------  ------  -------  -------
                           (In thousands, except per share data)
STATEMENTS OF OPERATIONS
 DATA(1)(2):
Net revenues............  $1,854  $1,702  $6,208  $12,393  $25,882
Direct costs............   1,074     893   5,125   10,787   22,334
                          ------  ------  ------  -------  -------
Gross profit............     780     809   1,083    1,606    3,548
Marketing and sales ex-
 pense..................     362     209     378      929    2,186
General and administra-
 tive expense...........     538     715   1,330    1,673    4,604
Amortization expense of
 intangible assets......     --      --      310      357      633
                          ------  ------  ------  -------  -------
Operating loss..........    (120)   (115)   (935)  (1,353)  (3,875)
Interest, net...........     (40)    (16)   (132)     (65)     (21)
Other...................     --       (2)    101       25      --
                          ------  ------  ------  -------  -------
Total other income (ex-
 penses)................     (40)    (18)    (31)     (40)     (21)
                          ------  ------  ------  -------  -------
Pre-Tax loss............    (160)   (133)   (966)  (1,393)  (3,896)
Provision for income
 tax....................     --      --      --        13      --
                          ------  ------  ------  -------  -------
Net loss................  $ (160) $ (133) $ (966) $(1,406) $(3,896)
                          ======  ======  ======  =======  =======
Net loss per share......  $ (.04) $ (.02) $ (.11) $  (.14) $  (.22)
Weighted average shares
 outstanding............   3,774   7,162   8,866    9,733   17,818

                                      DECEMBER 31,
                          ----------------------------------------
                           1991    1992    1993    1994     1995
                          ------  ------  ------  -------  -------
BALANCE SHEET DATA:
Working capital.........  $  384  $  202  $ (552) $(3,001) $   461
Total assets............  $  922  $  790  $1,191  $ 2,680  $16,833
Long-term debt and capi-
 tal lease obligations..  $  355  $  300  $   --  $    --  $ 2,392
Shareholders' equity....  $  411  $  277  $  162  $(1,233) $ 9,921

- --------

(1) On January 10, 1995, the Company acquired a Georgia corporation then known as "Transcend Services, Inc." by the merger of Transcend into a subsidiary of the Company. The merger was treated for financial accounting purposes as the acquisition of the Company by the former Transcend and the historical financial statements of the former Transcend have become the financial statements of the Company and include the business of both companies after the effective date of the merger. See
     Note 12 of "Notes to Consolidated Financial Statements."

(2) The Company has completed several acquisitions that could affect the comparability of the information reflected in the table. See Note 12 of "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) contained elsewhere in this Report.

OVERVIEW

  Transcend is a healthcare services company focused on the emerging field of healthcare information management ("HIM") services to hospitals and other associated healthcare providers. The Company provides a range of HIM services, including: (i) contract management ("outsourcing") of the healthcare information or medical records function, as well as the admissions function; (ii) transcription of physicians' dictated medical notes; and (iii) consulting services relating to medical records and reimbursement coding. As of December 31, 1995, the Company operated on a contract management basis, the medical records and certain other HIM functions of 14 general acute care hospitals located in 11 states and the District of Columbia and, as of July 1, 1996, the Company operated on a contract management basis, the medical records and certain other HIM functions of 18 general acute care hospitals located in 11 states and the District of Columbia. The Company also provides case management and disability management services to insurance carriers, third party administrators and self-insured employers.

  The Company intends to expand the range of its contract management services to include management of other functional areas of hospitals, such as management of patient access (admissions), utilization review, quality assurance and the business office. As of December 31, 1995 and July 1, 1996, the Company provided full contract management outsourcing services in the admissions departments for five of the hospitals it manages. The Company is actively seeking to provide this expanded range of services to its current and future hospital customers. The Company also provides, through outsourcing as well as other contracts, medical records transcription services through computer and telephone links from centralized facilities to approximately 130 hospital customers.

  Approximately 3,000 hospitals in the United States have more than 100 beds and constitute the Company's first tier of market opportunity. The Company had contract management contracts covering the medical records departments of 14 hospitals as of December 31, 1995 and 16 hospitals as of July 1, 1996, ranging in bed size from 56 beds to 541 beds, with the average contract size of approximately $1.5 million. The initial contract terms of the Company's current contracts range from two to five years and are generally terminable without cause upon expiration of the initial term or for cause at any time during the initial term thereof. The Company's existing contracts currently have remaining terms ranging from approximately one to five years. Due to its limited operating history in medical records management, the Company is unable at the present time to assess or predict its contract renewal rate.

  The Company negotiates its contract management fees on a fixed installment basis which represents, at contract inception, an immediate savings to the contracting hospital as compared to its historical costs. In the early term of such a contract, the Company's expenses in providing the contract services remain relatively high, as a percentage of contract revenues received, as set-up and training costs are incurred, new procedures are implemented and departmental reorganizations are initiated. Completion of such steps should result in lower operating expenses, which in turn should increase the profit margin of a constant revenue stream over time. Due to the Company's limited operating history in the contract management business, however, there can be no assurances that operating expenses will sufficiently decrease over the life of such contracts to achieve profitability.

  The Company is considering an alternative volume-based pricing structure, based upon a hospital's activity levels such as weighted average number of annual patient discharges, or a "per member per month" ("PMPM") capitated pricing option similar to current pricing mechanisms used by managed healthcare groups. As of July 1, 1996, the Company had signed one contract based on a volume oriented pricing structure tied to weighted annual patient discharges. There is an opportunity to realize higher margins on an activity-based pricing structure. The principal advantage of a volume-based pricing mechanism is that as a hospital's volume of business increases, the Company's revenues will increase at a faster rate than operating expenses. However, if a customer's business volume decreases, the Company's revenues will also decrease at a faster rate than its operating expenses.

  The Company is typically paid for its transcription services on a production basis at rates determined on a per-line-transcribed basis. Where transcription services are included as part of the services provided in the Company's outsourcing contracts, however, the services are provided by the Company as part of a set contract fee. The Company is paid for its consulting and coding services on a negotiated fee for services basis. In addition, the Company is paid for its healthcare case management services primarily on an hourly basis.

  On January 10, 1995, the Company acquired a Georgia corporation then known as "Transcend Services, Inc." by the merger of Transcend Services into a subsidiary of the Company. The merger was treated for financial accounting purposes as the acquisition of the Company by the former Transcend Services and the historical financial statements of the former Transcend Services have become the financial statements of the Company and include the business of both companies after the effective date of the merger. See "Business--History of the Company."

RESULTS OF OPERATIONS


  The Company's losses from operations in 1993, 1994 and 1995 were $935,000, $1,353,000 and $3,875,000, respectively. Management believes that the Company's operating losses are primarily attributable to the significant expenses incurred by the Company to build a larger sales and management organization to support an increased number of outsourcing contracts and the expansion of the Company's services to healthcare institutions. In fiscal 1993, 1994 and 1995, the Company's marketing and sales expenses were $378,000, $929,000 and 2,186,000, respectively. In addition, the Company's general and administrative expenses for fiscal 1993, 1994 and 1995 were $1,330,000, $1,673,000 and $4,604,000, respectively. The buildup of the Company's management infrastructure has been necessary in order for the Company to manage the planned growth in its outsourcing business and will allow it to grow revenues significantly from current levels without increasing selling, general and administrative costs by the same proportion. At the present time, the Company's revenues are not sufficient to support these expenses and generate profits. The Company will be required to increase its revenues from contract management and other services and effectively manage its costs to achieve profitability. In addition, the Company's pricing mechanism on most of its outsourcing contracts requires the Company to increase operating efficiencies over the life of the contract in order to increase profit margins. The Company will also be required to procure a critical mass of such contracts and be able to renew such contracts on favorable terms. There can be no assurance that the Company will be able to attain the required operating efficiencies or increase the number of outsourcing contracts to the level needed to become profitable.

 Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

  Net revenues increased 109% to $25,882,000 in 1995 from $12,393,000 in 1994.
The increase in net revenues is primarily attributable to operations in the Company's contract management outsourcing division, contributing $5,058,000 of the overall increase due to the addition of six new outsourcing contracts. Contract management revenues grew 54.8% from 1994 to 1995 and represented 74.6% of the Company's total revenues in 1994 as compared to 55.3% of total revenues in 1995. Medical transcription revenues grew from $2,428,000 in 1994 to $6,662,000 for 1995, primarily due to the acquisition of International Dictating Services, Inc. ("IDS") and Medical Transcription of Atlanta, Inc. ("MTA"). Medical transcription revenues represented 19.6% of the Company's total revenues in 1994 as compared to 25.7% of total revenues in 1995. Sullivan's 1994 revenues are not included as they were prior to the Merger; therefore, $4,141,000 of the $13,489,000 total revenue increase in the Company's revenues between 1994 and 1995 is due to the inclusion of Sullivan in 1995.

  Gross profit increased 121% to $3,548,000 in 1995 from $1,606,000 in 1994.
Gross profit as a percentage of revenues increased to 13.7% in 1995 from 13.0% in 1994. This increase was primarily attributable to the addition of Sullivan's case management revenues reflecting an overall 21% gross margin. Gross margins in contract management outsourcing increased to 14% from 11% in 1994. Average transcription margins decreased from 19% to 14% as a result of the Script-Ease, Inc. and IDS acquisitions.

  Marketing and sales expenses increased 135% to $2,186,000 in 1995 from $929,000 in 1994 and increased as a percentage of revenues to 8.4% from 7.5% in 1994. The increase is attributable to expenses of approximately $80,000 associated with the efforts to heighten market awareness of the Company and contract outsourcing, the expansion of the Company's sales force by the addition of one person, an increase in commission compensation of approximately $156,000 relating to the six new contract management contracts signed in the third quarter and the additional sales costs of approximately $765,000 related to the case management division.

  General and administrative expenses increased 175% to $4,604,000 in 1995 from $1,673,000 in 1994 and increased as a percentage of revenues to 17.8% from 13.5%. The increase reflects additional expense of approximately $874,000 for expanded management and support staff incurred to position the Company for future growth, as well as the additional overhead of approximately $761,000 attributable to the Merger.

  Amortization expenses increased to $633,000 in 1995 from $357,000 in 1994 reflecting the full impact of the intangible assets associated with the Company's acquisition of three medical transcription businesses and the additional amortization expense related to the Merger.

  The Company's loss from operations increased to $3,875,000 in 1995 from $1,353,000 in 1994; however, beginning in the second quarter of 1995, the Company realized an improving trend with regard to minimizing its loss from operations. The Company's loss from operations was $1,393,000 in the second quarter ending June 30, 1995. The loss from operations for the third quarter ended September 30, 1995 was $867,000, while the fourth quarter ended December 31, 1995 loss from operations decreased to $527,000.

  Other expense decreased to $21,000 in 1995 from $40,000 in 1994, primarily as the result of the Company's recognition of higher interest income as applied against interest expense.

  Total current assets increased 386.7% to $4,438,000 in 1995 from $912,000 in 1994 and trade accounts receivable increased 336.6% to $3,056,000 in 1995 from $700,000 in 1994. This increase in current assets and accounts receivable is attributable to a number of factors including the Merger, the acquisition of Sullivan, the addition of new outsourcing contracts, the growth of the Company's transcription business following the acquisitions of MTA and IDS and the increase in the Company's consulting and coding business during this period. In addition, in connection with the growth of the Company's transcription and its consulting and coding businesses, accounts receivable increased for fiscal 1995 because it took transcription and consulting and coding accounts receivable approximately 30 days to turn in 1995 as compared to approximately 20 days in 1994.

  Year Ended December 31, 1994 Compared With Year Ended December 31, 1993

  Net revenues increased 99.6% to $12,393,000 in 1994 from $6,208,000 in 1993.
This increase in net revenues is primarily attributable to increased sales in the contract management outsourcing division of $5,376,000, reflecting the full year impact of five new outsourcing contracts entered into in 1993 and one outsourcing contract entered into on June 1994. Contract management revenues represented 62.3% of the Company's total revenues in 1993 as compared to 74.6% of total revenues in 1994. Other factors contributing to the increase in net revenues include the acquisition of the transcription business Script-Ease, Inc. in September 1994 and the full year impact of the acquisition of dataLogix Transcription, Inc. ("dataLogix") in April 1993. Medical transcription revenues represented 18.3% of the Company's total revenues in 1993 as compared to 19.6% of total revenues in 1994. Consulting and coding revenues represented 19.4% of the Company's total revenues in 1993, which percentage decreased to 5.8% of total revenues in 1994. Consulting and coding revenue decreased from $1,204,000 in fiscal 1993 to $719,000 in fiscal 1994 as the Company continued its transition from a strictly consulting organization to a company whose core business is primarily the contract management of health information functions.


  Gross profit increased 48.3% to $1,606,000 in 1994 from $1,083,000 in 1993.
Gross profit as a percentage of revenues declined to 13.0% in 1994 from 17.5% in 1993. This decline was primarily attributable to higher costs associated with the implementation of the six new outsourcing contracts entered into in 1993 and 1994, which the Company anticipates will decrease as a percentage of revenues over the life of the contract. Transcription profit margins increased from 12% in 1993 to 20% in 1994 due to reduced costs resulting from efficiencies implemented in 1994 at the transcription office in Chicago, Illinois. Consulting and coding margins declined in 1994 due to the Company's increased focus on contract management outsourcing.

  Marketing and sales expenses increased 145.8% to $929,000 in 1994 from $378,000 in 1993 and increased as a percentage of revenues to 7.5% from 6.1% in 1993. This increase reflects increased expenses of approximately $551,000 associated with additional marketing efforts in the contract management outsourcing division and expansion of the contract management sales force, which resulted in additional salaries and sales commissions.

  General and administrative expenses increased 25.8% to $1,673,000 in 1994 from $1,330,000 in 1993 but decreased as a percentage of revenues, to 13.5% from 21.4%. The increase reflects additional expense of approximately $343,000 for expanded management and support staff incurred to support the Company's present and future growth.

  The increase in amortization expenses to $357,000 in 1994 from $310,000 in 1993 reflects the full impact of the intangible assets associated with the dataLogix acquisition and the additional amortization expense related to the acquisition of Script-Ease, Inc.

  The Company's loss from operations increased to $1,353,000 in 1994 from $935,000 in 1993.

  Other expense increased to $40,000 in 1994 from $31,000 in 1993, primarily as the result of the Company's recognition of a gain of $100,000 from the sale of the software division in April 1993 as compared to the recognition of only a $25,000 gain in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash flows from continuing operations provided net cash of $437,000 in 1993 but required the use of cash of $579,000 and $3,445,000 in 1994 and 1995, respectively. Cash has been used to continue funding the Company's operating losses and, in 1995, to finance the growth of certain of the Company's acquisitions' working capital needs. See "Consolidated Statements of Cash Flows."

  Discontinued operations contributed cash of $202,000 for 1995. The majority of cash contributed from discontinued operations was generated by the collection of accounts receivable and include net cash contributed of $882,000 received upon the sale of approximately 38% of the gross accounts receivable to a third party with which the Company has also contracted with to service and manage the remaining accounts receivable balance. The accounts receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies for applicant medical/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former subsidiaries, First Western and Veritas. The Company expects to collect the accounts receivable from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with a third party for servicing and managing the remaining accounts receivable balance. Payment of a portion of the remaining gross receivables, however, is contested by the insurance companies. The collection of these accounts receivable is therefore subject to resolution by the California Workers Compensation Appeals Board, an administrative body charged with determining an insurance company's liability for the payment of medical/legal evaluation services. In estimating net accounts receivable, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution by the California Workers Compensation Appeals Board of the collectibility of the disputed portion of the receivables. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations on an ongoing basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the assets. See "Business-Discontinued Operations."


  The Company's working capital position improved during the twelve months ended December 31, 1995, from a deficit position of approximately ($3,000,000) at December 31, 1994 to $870,000 at December 31, 1995. This improvement in the Company's working capital position arises from a combination of several factors including the Merger, which increased working capital by $6,195,000 and the private placement of Debentures, which increased working capital by $2,000,000. Such increases were offset by the acquisition of IDS and MTA, the financing from current cash sources of capital expenditures for equipment during the twelve months ended December 31, 1995, and the continued funding of losses from the Company's operations. The latter factor results from increases in the Company's administrative and marketing cost structures (relative to actual new sales realized), which increased significantly beginning in the fourth quarter of 1994, in anticipation of targeted increases in the Company's contract management business, as well as some temporary costs associated with the Script-Ease and IDS transcription acquisitions. Although the Company has a negative cash flow, the Company's accounts receivable turn faster than related payables, allowing the Company to operate and grow its business. Under the terms of its contract management fixed-fee pricing schedules, the Company receives the annual fee in monthly payments in advance (due on the first day of the month), prior to actually incurring any of the month's fixed and/or variable operating expenses. This results in accounts receivables for contract management turning in approximately seven days. The Company also receives an up-front implementation fee prior to incurring any costs associated with the actual start-up of a contract management site.

  The Company's cash flows from investing activities used cash of $1,043,000 and $1,438,000 in 1993 and 1994, respectively, and provided cash of $4,873,000 in 1995. The Company's principal uses of cash for investing purposes are for capital expenditures and for acquisitions. The Company does not currently have any material commitments for capital expenditures. In 1995, in connection with the Company's acquisition of TriCare, it acquired approximately $7.5 million of cash.

  In 1995 the Company expended $1,232,000 in cash to acquire the medical transcription businesses of IDS and MTA. In connection with these acquisitions, on August 15, 1995, the Company raised $2 million in cash through the private placement of 8% Subordinated Convertible Debentures. The Debentures are unsecured and subordinated to all other debt of the Company. The interest rate on the Debentures is 8%, payable semi-annually, and the principal amount is due in full on August 15, 2000. The Debentures are convertible into Common Stock by the holder at any time prior to August 15, 2000 at a rate of 286 shares of Common Stock for each $1,000 in principal amount and are convertible by the Company at any time when the Common Stock trades at $10.50 per share for 30 consecutive trading days. The Company may redeem the Debentures at any time upon 30 to 60 days notice to the holder of a Debenture.

  Cash flows from financing activities provided $446,000, $2,036,000, and $183,000 in 1993, 1994, and 1995, respectively. The Company's primary sources of cash over the past several years have been proceeds from a line of credit and pursuant to the exercise of stock options. In 1995, the Company retired its line of credit and issued $2 million of convertible debentures as discussed above.

  The Company anticipates that cash on hand, together with internally generated funds and cash collected from discontinued operations should be sufficient to finance continuing operations for at least the next 24 months as well as the civil litigation action against certain insurance carriers.

IMPACT OF INFLATION

  Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company's ability to increase prices and/or lower expenses in amounts offsetting inflationary cost increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



  The following financial statements are filed with this report:

 Report of Arthur Andersen LLP, Independent Public Accountants

 Consolidated Balance Sheets at December 31, 1995 and 1994

 Consolidated Statements of Operations for the years ended December 31, 1995,
  1994 and 1993

 Consolidated Statements of Stockholders' Equity for the years ended December
  31, 1995, 1994 and 1993

 Consolidated Statements of Cash Flows for the years ended December 31, 1995,
  1994 and 1993

 Notes to Consolidated Financial Statements

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

                                          Arthur Andersen LLP

Atlanta, Georgia
February 13, 1996

                            TRANSCEND SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                               DECEMBER 31,
                                          ------------------------
                                             1994         1995
                                          -----------  -----------

                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............  $   150,000  $ 1,073,000
  Trade accounts receivable, net of al-
   lowance for doubtful accounts of
   $15,000 and $42,000, respectively....      700,000    3,056,000
  Prepaid expenses......................       62,000      309,000
                                          -----------  -----------
    Total current assets................      912,000    4,438,000
NET ASSETS RELATED TO DISCONTINUED OPER-
 ATIONS.................................          --     2,893,000
SECURITIES OF AMHEALTH..................          --     2,050,000
OFFICE FURNITURE AND EQUIPMENT, at cost,
 less accumulated depreciation of
 $298,000 and $1,059,000, respectively..      558,000    1,681,000
DEPOSITS AND OTHER ASSETS...............      130,000      408,000
GOODWILL AND OTHER INTANGIBLE ASSETS,
 less accumulated amortization of
 $381,000 and $1,301,000, respectively..    1,080,000    5,363,000
                                          -----------  -----------
                                          $ 2,680,000  $16,833,000
                                          ===========  ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long term debt.....    2,025,000      208,000
  Accounts payable......................      783,000    1,268,000
  Accrued compensation and employee ben-
   efits................................      506,000    1,560,000
  Other accrued liabilities.............      578,000      808,000
  Current portion of capital lease obli-
   gation...............................       21,000          --
  Deferred income taxes.................          --       133,000
                                          -----------  -----------
    Total current liabilities...........    3,913,000    3,977,000
                                          -----------  -----------
LONG TERM DEBT..........................          --       392,000
CONVERTIBLE DEBENTURES:
  Held by related parties...............          --       450,000
  Held by others........................          --     1,550,000
DEFERRED INCOME TAXES...................          --       543,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
   21,000,000 shares authorized; none
   outstanding..........................          --           --
  Common stock, $.01 par value,
   31,000,000 shares authorized,
   9,733,000 and 18,113,000 shares
   issued and outstanding as of
   December 31, 1994 and 1995,
   respectively.........................       97,000      181,000
  Additional paid in capital............    1,677,000   16,643,000
  Accumulated deficit...................   (3,007,000)  (6,903,000)
                                          -----------  -----------
    Total shareholders' equity..........   (1,233,000)   9,921,000
                                          -----------  -----------
                                          $ 2,680,000  $16,833,000
                                          ===========  ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                              YEAR ENDED DECEMBER 31,
                         ------------------------------------
                            1993        1994         1995
                         ----------  -----------  -----------

NET REVENUE............. $6,208,000  $12,393,000  $25,882,000
DIRECT COSTS............  5,125,000   10,787,000   22,334,000
                         ----------  -----------  -----------
 Gross profit...........  1,083,000    1,606,000    3,548,000
MARKETING AND SALES
 EXPENSES...............    378,000      929,000    2,186,000
GENERAL AND
 ADMINISTRATIVE
 EXPENSES...............  1,330,000    1,673,000    4,604,000
AMORTIZATION EXPENSE....    310,000      357,000      633,000
                         ----------  -----------  -----------
 Operating loss.........   (935,000)  (1,353,000)  (3,875,000)
OTHER INCOME
(EXPENSES):
 Interest expense.......   (135,000)     (66,000)     (96,000)
 Interest income........      3,000        1,000       75,000
 Other..................    101,000       25,000          --
                         ----------  -----------  -----------
                            (31,000)     (40,000)     (21,000)
                         ----------  -----------  -----------
LOSS BEFORE PROVISION
 FOR INCOME TAXES.......   (966,000)  (1,393,000)  (3,896,000)
PROVISION FOR INCOME
 TAXES..................        --        13,000          --
                         ----------  -----------  -----------
NET LOSS................ $ (966,000) $(1,406,000) $(3,896,000)
                         ==========  ===========  ===========
 Loss per common share.. $     (.11) $      (.14) $      (.22)
                         ==========  ===========  ===========
Weighted average common
 shares outstanding.....  8,866,000    9,733,000   17,818,000
                         ==========  ===========  ===========

 The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  ADDITIONAL                                TOTAL
                          COMMON    PAID-IN     WARRANTS   ACCUMULATED  SHAREHOLDERS'
                          STOCK     CAPITAL    OUTSTANDING   DEFICIT       EQUITY
                         -------- -----------  ----------- -----------  -------------
BALANCE, December 31,
 1992...................   72,000     840,000        --       (635,000)      277,000
 Issuance of 2,103,847
  shares of Common stock
  in stock offering.....   21,000     714,000        --            --        735,000
 Other issuances of
  common stock..........    1,000      28,000        --            --         29,000
 Purchase of shares of
  common stock..........      --      (17,000)       --            --        (17,000)
 Issuance of warrants...      --          --     104,000           --        104,000
 Net loss...............      --          --         --       (966,000)     (966,000)
                         -------- -----------   --------   -----------   -----------
BALANCE, December 31,
 1993...................   94,000   1,565,000    104,000    (1,601,000)      162,000
                         -------- -----------   --------   -----------   -----------
 Issuance of 341,546
  shares of common stock
  from exercise of
  warrants..............    3,000     101,000   (104,000)          --            --
 Other issuance of
  common stock..........      --       11,000        --            --         11,000
 Net loss...............      --          --         --     (1,406,000)   (1,406,000)
                         -------- -----------   --------   -----------   -----------
BALANCE, December 31,
 1994...................   97,000   1,677,000        --     (3,007,000)   (1,233,000)
                         -------- -----------   --------   -----------   -----------
 Issuance of 7,792,446
  shares of Common Stock
  with Merger...........   78,000  14,533,000        --            --     14,611,000
 Issuance of 60,000
  shares of Common Stock
  in acquisition........    1,000     171,000        --            --        172,000
 Issuance of 527,130
  shares from exercise
  of options and other
  issuances.............    5,000     262,000        --            --        267,000
 Net loss...............      --          --         --     (3,896,000)   (3,896,000)
                         -------- -----------   --------   -----------   -----------
BALANCE, December 31,
 1995................... $181,000 $16,643,000   $    --    $(6,903,000)  $ 9,921,000
                         -------- -----------   --------   -----------   -----------

 The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               YEAR  ENDED DECEMBER 31,
                                                                          ------------------------------------
                                                                             1993        1994         1995
                                                                          ----------  -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...............................................................  $ (966,000) $(1,406,000) $(3,896,000)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
 Depreciation and amortization..........................................     396,000      530,000    1,134,000
 Loss on disposal of assets.............................................      12,000          --           --
 Loss on forgiveness of note receivable.................................      60,000          --           --
 Gain on sale of software division......................................    (100,000)         --           --
 Interest expense.......................................................     104,000          --           --
Changes in assets and liabilities, net of acquisitions:
 Receivables............................................................     166,000     (226,000)  (1,412,000)
 Prepaid expenses.......................................................       4,000      (51,000)    (187,000)
 Deposits and other assets..............................................     (20,000)    (101,000)    (351,000)
 Accounts payable.......................................................     109,000      539,000      (37,000)
 Accounts compensation and benefits.....................................         --           --           --
 Accrued expenses and other liabilities.................................     619,000      255,000      291,000
 Other..................................................................      53,000     (119,000)     123,000
                                                                          ----------  -----------  -----------
 Total adjustments......................................................   1,403,000      827,000     (439,000)
                                                                          ----------  -----------  -----------
 Net cash provided by (used in) continuing operations...................     437,000     (579,000)  (4,335,000)
                                                                          ----------  -----------  -----------
 Net cash provided by discontinued operations...........................         --           --       202,000
                                                                          ----------  -----------  -----------
 Net cash provided by (used in) operating activities....................     437,000     (579,000)  (4,133,000)
                                                                          ----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures...................................................    (126,000)    (440,000)  (1,220,000)
 Proceeds from sale of assets...........................................      21,000          --           --
 Proceeds from note receivable..........................................      12,000          --           --
 Proceeds from sale of software division................................     100,000          --           --
 Acquisitions...........................................................  (1,050,000)  (1,000,000)  (1,527,000)
 Cash acquired from acquisitions........................................         --         2,000    7,560,000
 Disposal and transfer of property......................................         --           --        60,000
                                                                          ----------  -----------  -----------
 Net cash used in investing activities..................................  (1,043,000)  (1,438,000)  (4,873,000)
                                                                          ----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing from short-term debt.........................................     200,000    1,000,000          --
 Borrowing under line of credit agreement...............................     401,000    1,025,000          --
 Principal payments on long-term debt...................................     (26,000)         --       (60,000)
 Principal payments on short-term debt..................................    (200,000)         --           --
 Principal payment on capital lease obligations.........................     (25,000)         --           --
 Repayments of line of credit...........................................    (651,000)         --    (2,025,000)
 Purchase of common stock...............................................     (17,000)         --           --
 Proceeds from Convertible Debenture....................................         --           --     2,000,000
 Proceeds from stock options............................................         --           --           --
 Proceeds from common stock issuance....................................     764,000       11,000      268,000
                                                                          ----------  -----------  -----------
Net cash provided by financing activities...............................     446,000    2,036,000      183,000
                                                                          ----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS...................    (160,000)      19,000     (923,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................     291,000      131,000      150,000
                                                                          ----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................  $  131,000  $   150,000  $ 1,073,000
                                                                          ==========  ===========  ===========

 The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1993, 1994 AND 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

  Transcend Services, Inc. (the "Company"), established in 1984, is engaged in the field of contract outsourcing of the health information management/medical records and patient access functions of hospitals. The Company offers operations evaluation, consulting, reimbursement coding, transcription, and other services generally resident in the medical records department of hospitals. Currently, it emphasizes three- to five-year contractual relationships for management of the entire hospital medical records and patient access departments. The Company's three largest hospital contracts accounted for approximately 58%, 46% and 25% of sales in 1993, 1994, and 1995, respectively.

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

REVENUE AND COST RECOGNITION

  Revenue is recognized monthly as the work is performed.

                 SERVICE LINE                               REVENUE RECOGNITION
                 ------------                               -------------------
      Contract Management (Outsourcing): Monthly; 1/12th of annual fixed fee received on the first day of the month
                                         during which services are to be per-
                                         formed.
      Transcription:                     Monthly; revenue recognized on a per
                                         line/per character basis for actual
                                         dictation.
      Consulting & Coding:               Monthly; revenue recognized for work
                                         incurred on time and material basis.
      Case Management:                   Monthly; revenue recognized as work is
                                         incurred; usually on fixed cost per
                                         hour per case.

                           TRANSCEND SERVICES, INC.

                       DECEMBER 31, 1993, 1994 AND 1995

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

                           TRANSCEND SERVICES, INC.

                       DECEMBER 31, 1993, 1994 AND 1995

INTERIM FINANCIAL STATEMENTS

  The Company has made all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial condition of the Company at March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1995 and 1996, as presented in the accompanying unaudited financial statements.

RESTATEMENT OF PRIOR YEAR BALANCES

  Certain prior year balances have been restated to conform with current year presentation.

2. DISCONTINUED OPERATIONS

 Legal Proceedings

  On September 17, 1993, TriCare and its healthcare subsidiaries (now part of Transcend) and the physician-owned medical groups that have contracts with the healthcare subsidiaries initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against twenty-two insurance carriers seeking $115 million in compensatory damages claiming abuse of process, intentional interference with contractual and prospective economic relations and unfair business practices which led to the discontinuation of the business of TriCare's healthcare subsidiaries and their contracting associated medical groups in April 1993 (the "Lawsuit"). Certain of the defendants in the Lawsuit have filed cross complaints seeking restitution from TriCare, its healthcare subsidiaries and their associated managed medical groups for funds previously paid to the medical groups and other damages. The costs associated with the above claims cannot be ascertained with any certainty but are expected to be substantial. The Company intends to defer such costs until resolution of the litigation and has $479,000 of deferred legal fees included in net assets from discontinued operations at December 31, 1995. There can be no assurance as to the outcome of this litigation, including potential recovery, if any, of the Company's claims, or damages if any. Based upon facts and circumstances known to date, in the opinion of management, final resolution of the cross complaint will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

 First Western/Veritas

  The net assets of the discontinued operations of Tricare's healthcare subsidiaries, First Western and Veritas (now part of Transcend), both of which ceased operations as of April 30, 1993, are shown on the consolidated balance sheet and the related statement of cash flows as a separate line item. These net assets were acquired in January 1995. See Note 12.

  The net assets related to the discontinued operations at December 31, 1995 were $2,893,000. This amount consisted of $479,000 in deferred legal fees and $2,414,000 in net accounts receivable. Collection liabilities of First Western and Veritas have been deducted in determining net accounts receivable.

  On October 14, 1995, the Company sold approximately 38% of its discontinued operations' gross accounts receivable balance to Medical Receivables Finance, LLC ("MRF"), a Delaware limited liability company for:

  . Approximately $932,000 in cash ($882,000 in cash at closing; $50,000 held in escrow)

  . An opportunity to share in future cash receipts based on MRF's collection activity.

  As a result, the Company closed its California-based collections operation. The future costs associated with the collection of the accounts receivable have been netted with the assets related to discontinued operations.

                           TRANSCEND SERVICES, INC.

                       DECEMBER 31, 1993, 1994 AND 1995

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

 Securities of AmHealth

  Prior to its acquisition by Transcend, TriCare sold substantially all of the assets and liabilities of its wholly-owned subsidiary, Occu-Care to AmHealth, Inc. ("AmHealth") for a purchase price of $4,000,000. The purchase price included $1,500,000 in cash paid at closing; AmHealth's Series A Note in the face amount of $1,500,000 bearing interest of 8% per annum commencing December 1, 1994, payable quarterly thereafter, with the principal payable on or prior to December 1, 1995; and AmHealth's Series B Note in the face amount of $1,000,000 bearing interest of 8% per annum commencing December 1, 1994, payable quarterly thereafter, with the principal payable in equal quarterly installments starting December 1, 1995 and continuing until September 1, 2000. TriCare did not receive its first interest payment on its $2,500,000 note receivable from its sale of the assets of Occu-Care, which constituted an event of default and, therefore, TriCare deferred recognition of the gain from the transaction in the amount of $450,000. On December 30, 1994, TriCare entered into negotiations with AmHealth which resulted in an agreement to exchange its note receivable of $2,500,000 for 2,500,000 shares of $1.00 convertible redeemable preferred stock which pay cumulative dividends at a rate of 6.5% per annum. In conjunction with the Merger on January 10, 1995, Transcend recorded these securities at their fair value of $2,050,000 (using a discounted cash flow approach). Under certain circumstances and at the Company's option, the preferred stock is convertible into common stock of AmHealth. The preferred stock is subject to mandatory redemption as follows:
1,500,000 shares (less any shares previously converted) on December 1, 1995, and the balance in nineteen quarterly installments commencing December 1, 1995 which was consistent with the payment schedule of the original notes. The redemption on December 1, 1995 did not occur and discussions are underway with AmHealth to determine a future course of action with regard to the redemption of these securities.

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

                           TRANSCEND SERVICES, INC.

                       DECEMBER 31, 1993, 1994 AND 1995

3. OFFICE FURNITURE AND EQUIPMENT

  The summary of office furniture and equipment at December 31, 1994 and 1995 is as follows:

                                                           1994        1995
                                                         ---------  -----------
   Office furniture and equipment....................... $ 856,000  $ 2,740,000
   Less accumulated depreciation........................  (298,000)  (1,059,000)
                                                         ---------  -----------
                                                         $ 558,000  $ 1,681,000
                                                         =========  ===========

4. INDEBTEDNESS

  Long-term debt is summarized as follows at December 31, 1994 and 1995;

                                                                1994      1995
                                                             ---------- --------
   $1,200,000 revolving line of credit, interest computed
    at prime; repaid in 1995...............................  $1,025,000      --
   Promissory note, interest computed at prime; repaid in
    1995...................................................   1,000,000      --
   Note payable, interest computed at 8.5%; Note matures on
    January 1, 1996........................................         --   100,000
   Note payable, interest computed at 8.5% monthly payments
    of principal and interest at $11,284 beginning May 19,
    1995; Note matures on May 19, 2000.....................         --   490,000
   Other Notes payable.....................................         --    10,000
                                                             ---------- --------
                                                                    --   600,000
   Less: Current Portion of Long-Term Debt.................   2,025,000  208,000
                                                             ---------- --------
                                                             $      --  $392,000
                                                             ========== ========

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
      Interest Paid:   Semi-annually
      Term:            Five (5) Years, due in full at
                       maturity if not converted
      Secured Status:  Unsecured and subordinated to all
                       other indebtedness
      Convertible Fea-
       tures:

  . Convertible for five (5) years at $3.50 per share of Transcend's common stock as recorded on August 15, 1995, the "Closing Price".

  .  Convertible by the Company if Transcend's common stock trades at three
     (3) times the Closing Price for 30 consecutive trading days.

                           TRANSCEND SERVICES, INC.

                       DECEMBER 31, 1993, 1994 AND 1995



5. SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest was $31,000, $36,000 and $56,000 for 1993, 1994 and 1995, respectively.

6. LEASE COMMITMENTS AND CONTINGENCIES

Lease Commitments

  The Company has entered into operating leases for certain office facilities. At December 31, 1994, the minimum rental payments due under noncancelable operating lease agreements are as follows:

YEAR ENDING
DECEMBER 31
- -----------
 1996................................................................ $  517,000
 1997................................................................    471,000
 1998................................................................    325,000
 1999................................................................    271,000
 2000................................................................    178,000
 Thereafter..........................................................        --
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

7. RETIREMENT PLAN

  The Company sponsors a 401(k) retirement plan that covers substantially all employees after satisfying certain requirements as to length of service. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. The Company matches employee contributions on a discretionary basis as determined by the Company's board of directors. In 1993 and 1994, the Company matched employee contributions at a rate of 10% of employee contributions up to 6% of salary. For 1993, 1994 and 1995, the expense was approximately $6,000, $17,000 and $0 respectively.

                           TRANSCEND SERVICES, INC.

                       DECEMBER 31, 1993, 1994 AND 1995

8. TRANSACTIONS WITH RELATED PARTIES

  Approximately 23% of the subordinated debt (Note 4) is held by parties related to certain members of the board of directors.

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

10. STOCK OPTIONS AND WARRANTS

  The Company has established a stock option plan for the employees of the Company. The plan authorizes the grant of "incentive stock options" and "nonstatutory options." Under this plan, options are granted for the Company's common stock at the approximate fair value, as defined in the option agreement. The following is a summary of transactions:

                                                       OPTIONS    PRICE RANGE
                                                      ---------  --------------
   OPTIONS OUTSTANDING, December 31, 1992............ 1,083,000  $ .07 to $ .10
    Options granted during the year..................   294,000  $ .07 to $ .30
    Options canceled during the year.................  (589,000) $          .09
    Options exercised during the year................   (64,000) $          .09
                                                      ---------
   OPTIONS OUTSTANDING, December 31, 1993............   724,000  $ .07 to $ .30
    Options canceled during the year.................   (31,000) $          .07
    Options exercised during the year................   (10,000) $          .07
                                                      ---------
   OPTIONS OUTSTANDING, December 31, 1994............   683,000  $ .07 to $ .30
    Options issued in Merger (Note 1)................ 1,158,000  $1.87 to $3.75
    Options issued, other............................   331,000  $1.87 to $5.62
    Options canceled during the year.................  (161,000) $.068 to $3.13
    Options exercised during the year................  (511,000) $.068 to $3.13
                                                      ---------
    Options Outstanding, December 31, 1995........... 1,500,000
                                                      =========
    Options eligible for exercise at December 31,
     1995............................................   576,000  $ .07 to $3.75
                                                      =========

  The directors who were not employees of the Company were granted non-qualified stock options to purchase shares of the Company's common stock prior to May 31, 1991. These options, which expire ten years

                           TRANSCEND SERVICES, INC.

                       DECEMBER 31, 1993, 1994 AND 1995
from the date of grant, were granted at prices between $2.00 and $5.17 per share, the fair market value on the date of grant, and are all exercisable. During the twelve (12) months ended December 31, 1995, no options were exercised and options to purchase 7,500 shares are still outstanding.

  At December 31, 1995 there were a total of 159,000 shares of common stock reserved for this plan.

11. INCOME TAXES

  The components of the net deferred tax (liability) asset as of December 31, 1994 and 1995 were as follows:

                                                          1994        1995
                                                        ---------  -----------
   Deferred tax liabilities:
    Office furniture and equipment..................... $     --   $   (44,000)
    Goodwill and other intangibles.....................       --      (290,000)
    Discontinued Operations............................       --    (1,128,000)
                                                                   -----------
                                                                    (1,462,000)
                                                                   -----------
   Deferred tax assets:
    Tax net operating loss.............................   454,000    3,122,000
    Cash-basis deferral................................   453,000      330,000
    Accrued Liabilities................................       --       331,000
    Other..............................................    27,000      186,000
    Valuation allowance................................  (934,000)  (3,183,000)
                                                        ---------  -----------
                                                        $     --   $  (676,000)
                                                        =========  ===========

  At December 31, 1995, the Company had net operating loss carryforwards of approximately $8,001,000 which can be used to reduce future income taxes. If not utilized these carryforwards will expire in 2007. The tax benefit differed from the amount computed using the statutory Federal income tax rate due primarily to the increase in the valuation allowance for the past three years. The Company has established a valuation allowance of $934,000 and $3,183,000 at December 31, 1994 and 1995, respectively due to the uncertainty regarding the realizability of certain deferred tax assets, including its net operating loss carryforward.

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

                           TRANSCEND SERVICES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
                       DECEMBER 31, 1993, 1994 AND 1995

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

                                                      YEAR ENDED DECEMBER 31
                                                      ------------------------
                                                         1994         1995
                                                      -----------  -----------
                                                            (UNAUDITED)
   Sales............................................. $20,705,000  $26,508,000
   Net Income (Loss)................................. $(2,321,000) $(3,918,000)
   Net Loss per common Share......................... $     (0.13) $     (0.22)
   Weighted Average Shares Outstanding...............  17,743,000   17,836,000

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant.

  The following table sets forth certain information regarding executive officers and directors of the Company:

NAME                        AGE            POSITION WITH THE COMPANY
- ----                        ---            -------------------------
Larry G. Gerdes............  47 President, Chief Executive Officer and Director
Julian L. Cohen............  40 Chief Operating Officer
G. Scott Dillon............  46 Chief Development Officer
David W. Murphy............  38 Chief Financial Officer, Secretary and Treasurer
Donald L. Lucas............  66 Chairman of the Board
George B. Caldwell.........  65 Director
Walter S. Huff, Jr.........  61 Director
Charles E. Thoele..........  60 Director

DIRECTORS AND EXECUTIVE OFFICERS

  The following persons serve as the directors and executive officers of the
Company:

  Mr. Gerdes has served as a director of the Company since June 1985 and as its President and Chief Executive Officer since May 1993. From 1991 to 1993, Mr. Gerdes was a private investor and from May 1992 until the Merger Mr. Gerdes was the Chairman of the Board of Directors of the former Transcend Services, Inc. For the five years prior to 1991, Mr. Gerdes held various executive positions with HBO & Company, a provider of information services to the healthcare industry, including Chief Financial Officer and Executive Vice President. Mr. Gerdes also serves as a director of Delphi Information Systems, Inc. and Aksys, Ltd.

  Mr. Cohen has served as the Company's Chief Operating Officer since October 1994. Mr. Cohen served in various capacities at MCC Behavioral Care, Inc., a provider of managed behavioral health products and services from November 1987 to September 1994, including President from October 1992 to September 1994. Mr. Cohen previously served as Administrator of Northwestern Memorial Hospitals Institute of Psychiatry, Assistant Executive Director for professional services at Menorah Hospital and Assistant Administrator at University Hospital of New York at Stonybrook.

  Mr. Dillon has served as the Company's Chief Development Officer since September 1995. From September 1992 to August 1995, Mr. Dillon served as Executive Vice President and Chief Development Officer for Coastal Physician Services. Prior to Coastal Physician Services, Mr. Dillon served as Executive Vice President and Chief Operating Officer of the Fisher Mangold Group from January 1991 to September 1992. Mr. Dillon's 17 years in the healthcare industry also includes his service in various senior sales and marketing positions with ARAMARK, Inc., EmCare Holdings and the Patient Care Products division of Proctor and Gamble. Mr. Dillon is active in various professional organizations including, the American Hospital Association, the Healthcare Financial Management Association and the Center for Health Information Management.

  Mr. Murphy has served as the Company's Chief Financial Officer since May 1995. Mr. Murphy joined the Company in September 1994 as Vice-President of Acquisitions. Prior to joining the Company, Mr. Murphy was a founder and General Partner of an investment company and served in various financial, operating and mergers and acquisition positions with companies such as Hutchinson SA (France), First Boston and International Paper Company.

  Mr. Lucas has served as a director of the Company since December 1985 and has served as Chairman since August 1989. Mr. Lucas has been a venture capitalist for more than 25 years. Mr. Lucas also serves on the boards of directors of Amati Communications Corporation; Cadence Design Systems, Inc.; Delphi Information Systems, Inc.; Kahler Realty Corporation; Macromedia, Inc.; Oracle Corporation; Quantum Health Resources, Inc.; Racotek, Inc. and Tricord Systems, Inc.

  Mr. Caldwell has served as a director of the Company since May 1995. Mr. Caldwell is the President Emeritus of Lutheran General HealthSystem in Park Ridge, Illinois. Mr. Caldwell served as President and Chief Executive Officer of Lutheran General Health Care System from 1979 to 1989. Prior to 1979, Mr. Caldwell served as the President and Chief Executive Officer of The Greater Southeast Community Hospital Foundation of Washington, D.C., and as President and Chief Executive Officer of Lake Forest Hospital, Lake Forest, Illinois. Mr. Caldwell is presently the Chairman of The Collier Company, a healthcare consulting company in Chicago, Illinois. Mr. Caldwell is also the Chairman of The Hunter Group and a Director of MMI Companies.

  Mr. Huff has served as a director of the Company since October 1993. Mr. Huff was the founder of HBO & Company, a provider of information services to the healthcare industry and served as its Chairman from 1974 until 1990 and Chief Executive Officer from 1974 to 1984 and 1986 until 1989. Since 1990, Mr. Huff has been a private investor.

  Mr. Thoele has served as a director of the Company since October 1993. Mr. Thoele has been a consultant to Sisters of Mercy Health Systems since February 1991. From 1986 to February 1991, he served as a director and the Chief Operating Officer of Sisters of Mercy Health Systems. Mr. Thoele is currently Chairman of the Catholic Hospital Association. Mr. Thoele is also director of HBO & Company.


  There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

BOARD OF DIRECTORS

  The Board of Directors of the Company currently consists of five persons. The Company's By-Laws provide that the Board of Directors shall consist of not less than one person, the precise number to be determined from time to time by the Board of Directors or shareholders of the Company. The directors are elected annually by the shareholders of the Company and serve for a term of one year, or until their earlier resignation, removal from office or death. The executive officers of the Company are elected annually by the Board of Directors and serve for a term of one year, or until their earlier resignation, removal from office or death.

  The Company's Board of Directors has two standing committees--the Audit and Finance Committee and the Stock Option and Compensation Committee. The Audit and Finance Committee, which is comprised of Messrs. Lucas and Huff, has been assigned the principal functions of: (i) recommending the independent auditors; (ii) reviewing and approving the annual report of the independent auditors; (iii) approving the annual financial statements; and (iv) reviewing and approving summary reports of the auditor's findings and recommendations. The Stock Option and Compensation Committee, which is comprised of Messrs. Huff and Thoele, has been assigned the functions of administering the Company's 1992 Stock Option Plan, as amended and making recommendations concerning the establishment of additional employee benefit plans and compensation for the Company's executive officers.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the year ended December 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

  The following table provides certain summary information for the fiscal years ended December 31, 1995 and 1994 and May 31, 1994 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the other executive officers of the Company (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                                 LONG TERM
                                      ANNUAL COMPENSATION       COMPENSATION
                                  --------------------------- ----------------
                                                                 SECURITIES
                                                                 UNDERLYING
NAME AND PRINCIPAL POSITION       YEAR(1)  SALARY($) BONUS($) OPTIONS/SAR'S(#)
- ---------------------------       -------- --------- -------- ----------------
Larry G. Gerdes.................. 12/31/95 $205,376  $   --           --
 President and Chief Executive
 Officer                          12/31/94  116,700      --           --
                                  05/31/94  200,000      --           --
Julian L. Cohen.................. 12/31/95 $193,756  $   --
 Chief Operating Officer          12/31/94   39,600      --       145,000
                                  05/31/94      --       --
David W. Murphy.................. 12/31/95 $100,130  $22,675       60,000
 Chief Financial Officer,         12/31/94   28,385      --
 Treasurer and Secretary          05/31/94      --       --
G. Scott Dillon.................. 12/31/95 $ 59,599  $   --        60,000
 Chief Development Officer        12/31/94      --       --
                                  05/31/94      --       --

- --------
(1) Information relates to the fiscal years ended May 31, 1994 and December 31, 1994 and 1995. The fiscal year ended December 31, 1994 was for a seven month period.

COMPENSATION OF DIRECTORS

  Directors of the Company who are compensated as officers of the Company serve without compensation for their services as directors. Each director of the Company who is not a compensated officer of the Company is paid a fee of $8,000 per annum. Each person who first becomes a non-employee director is granted, as of the date such person becomes a director of the Company, an option to purchase 10,000 shares of Common Stock. Each non-employee director will be granted an option to purchase 6,000 shares of the Common Stock, except the Chairman who will be granted an option to purchase 9,000 shares, upon election or reelection at the annual meeting of shareholders provided they have served on the board a minimum of six months.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  The following persons served as members of the Stock Option and Compensation Committee of the Board of Directors during the year ended December 31, 1995:
Walter J. Huff, Jr. and Charles E. Thoele. None of the members of the Stock Option and Compensation Committee has been an officer or employee of the Company.

  In August 1995, the Company raised $2 million in cash through the private placement of 8% Subordinated Convertible Debentures. In connection with this private placement, the Walter S. Huff, Jr. Charitable Foundation, of which Walter S. Huff, Jr.'s adult children are trustees, purchased a Debenture in the principal amount of $200,000 with respect to which Mr. Huff disclaims beneficial ownership. The Debenture is secured and subordinated to all other debt of the Company. The interest rate on the Debenture is 8%, payable semi-annually, and the principal amount is due in full on August 15, 2000. As of July 1, 1996, $200,000 remained outstanding under the Debenture. The Debenture is convertible into Common Stock at any time prior to August 15, 2000, at a rate of 286 shares of Common Stock for each $1,000 in principal amount and is convertible by the Company at any time when the Common Stock trades at $10.50 per share for 30 consecutive trading days. The Company may redeem the Debenture at any time upon 30 to 60 days' notice to the holder. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  During fiscal 1993, the Company paid $91,000 in management fees to a shareholder of the Company, Gerdes Huff Investments, a general partnership the sole partners of which are Larry G. Gerdes, an executive officer and director of the Company, and Walter S. Huff, Jr. These management fees were paid to the partnership prior to the Merger in connection with consulting services provided to the Company by Messrs. Gerdes and Huff.

  During Fiscal 1993, the Company also issued warrants to purchase 146,000 shares of Common Stock to Gerdes Huff Investments. The warrants were issued in consideration of Messrs. Gerdes' and Huff's personal guaranty of a loan made to the Company in connection with the Company's purchase of dataLogix, a supplier of medical record transcription services. The warrants were exercisable at $.01 per warrant and were exercised during 1994. The difference between the fair value and exercise price of these warrants of $104,000 was expensed by the Company in 1993.

STOCK OPTION PLAN

  The Company has adopted a 1992 Stock Option Plan, as amended (the "Plan") for selected employees and directors who are not employed by the Company ("Non-Employee Directors"). The Plan is administered by the Stock Option and Compensation Committee of the Board of Directors. The Plan was amended at a special meeting of shareholders held on June 5, 1996, increasing the number of shares reserved for issuance under the Plan by 400,000 shares such that the Plan currently provides for the grant of incentive and non-qualified stock options to purchase up to 2,000,000 shares of Common Stock.

  Under the terms of the Plan, the Stock Option and Compensation Committee may determine the employees to whom options will be granted, the time or times of exercise, the number of shares subject to an option and the terms and conditions of each stock option agreement. The Stock Option and Compensation Committee also determines whether an option is an incentive stock option or a non-qualified stock option. The price per share of stock subject to an incentive stock option must equal 100% of the fair market value thereof on the date of grant. The price per share of stock subject to a non-qualified stock option is to be determined by the Stock Option and Compensation Committee and may be less than fair market value. The exercise period for an incentive stock option cannot exceed ten years, while there is no limitation with respect to non-qualified stock options. In addition, the Stock Option and Compensation Committee cannot grant an incentive stock option to any person who owns at least 10% of the outstanding Common Stock unless the price is 110% of fair market value and the option exercise period does not exceed five years.

  The Plan also provides for non-discretionary or automatic grants of options to Non-Employee Directors. See "Executive Compensation--Compensation of Directors." The price of Common Stock subject to a Non-Employee Director option is the fair market value on the date of grant, except that the price of Common Stock subject to options granted on March 16, 1992 was the fair market value on October 14, 1992, the date the Plan was approved by the shareholders of the Company. Each Non-Employee Director option must conform to the provisions of the Plan. Non-Employee Director options become exercisable six months from the date of grant and expire ten years from the date of grant. Moreover, in the event a Non-Employee Director terminates membership on the Board for any reason, an option held by him may be exercised until the earlier of the expiration of the option or 12 months from the date of termination.

  As of July 8, 1996, options to purchase a total of 1,256,500 shares of Common Stock were outstanding at a weighted average exercise price of $2.70 per share. In addition, as of July 8, 1996, options to purchase a total of 21,775 shares of Common Stock were outstanding under the former Transcend Services, Inc. stock option plan at a weighted average exercise price of $.19 per share.

  The following table sets forth information regarding individual grants of stock options under the Plan made during the year ended December 31, 1995 to the Named Executive Officers.

                         OPTION GRANTS IN FISCAL 1995

                                                                            POTENTIAL REALIZABLE
                                                                                  VALUE AT
                                                                            ASSUMED ANNUAL RATES
                                                                               OF STOCK PRICE
                                                                                APPRECIATION
                                         INDIVIDUAL GRANTS                   FOR OPTION TERM(3)
                         -------------------------------------------------- --------------------
                                        % OF TOTAL
                           NUMBER OF   OPTIONS/SAR'S
                          SECURITIES    GRANTED TO
                          UNDERLYING     EMPLOYEES   EXERCISE OR
                         OPTIONS/SAR'S   IN FISCAL   BASE PRICE  EXPIRATION
NAME                     GRANTED(#)(1)    YEAR(2)     ($/SHARE)     DATE          5%        10%
- ----                     ------------- ------------- ----------- ---------- --------- ----------
Larry G. Gerdes.........       --           --            --           --         --         --
Julian L. Cohen(4)......    25,000         16.5%        $3.31      3/21/05  $  52,000 $  132,000
                            20,000                       5.00     12/20/05     63,000    159,000
David W. Murphy(5)......    30,000         14.6%         2.25     02/23/05     43,000    108,000
                            10,000                       5.00     12/20/05     31,000     80,000
G. Scott Dillon(6)......    60,000         21.6%         3.50     08/15/05    132,000    335,000

- --------
(1) Stock options were granted with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant.
(2) The Company granted options to purchase 273,000 shares to employees in the year ended December 31, 1995.
(3) The dollar amounts under these columns represent the potential realizable value of each grant of options assuming that the market price of the Company's Common Stock appreciates in value from the date of grant at the 5% and 10% annual rates prescribed by the Commission and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock.
(4) Mr. Cohen was granted an option to purchase 25,000 shares on March 21, 1995 and an option to purchase 20,000 shares on December 20, 1995 which vest annually in equal increments over the subsequent four years beginning on the first anniversary of the date of grant.
(5) Mr. Murphy was granted an option to purchase 30,000 shares on February 23, 1995 and an option to purchase 10,000 shares on December 20, 1995 which vest annually in equal increments over the subsequent four years beginning on the first anniversary of the date of grant.
(6) Mr. Dillon was granted an option to purchase 60,000 shares on August 15, 1995 which vests annually in equal increments over the subsequent four years beginning on the first anniversary of the date of grant.

  The following table sets forth certain information concerning the unexercised stock options held by the Named Executive Officers. During the year ended December 31, 1995, only one of the individuals listed below exercised any options. Larry G. Gerdes exercised a Non-Qualified Stock Option to purchase 50,000 shares of Common Stock on December 1, 1995. The exercise price was $1.94 per share and the market value was $5.13 per share on the date of exercise.

 AGGREGATED OPTION EXERCISES IN FISCAL 1995 AND FISCAL YEAR END OPTION VALUES

                                                VALUE OF UNEXERCISED OPTIONS AT FISCAL YEAR END
                                              ---------------------------------------------------
                                                       NUMBER           VALUE OF UNEXERCISED (1)
                                                    OF SECURITIES         IN-THE-MONEY OPTIONS
                           SHARES              UNDERLYING UNEXERCISED         AT FY-END ($)
                          ACQUIRED    VALUE       OPTIONS AT FY-END           IN-THE-MONEY
NAME                     ON EXERCISE REALIZED EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
- ----                     ----------- -------- ------------------------- -------------------------
Larry G. Gerdes.........   50,000    $159,350     549,333 / 166,666       $2,065,069 / $635,330
Julian L. Cohen.........      --          --       25,000 / 120,000            96,875 / 366,562
David W. Murphy.........      --          --         5,000 / 55,000            19,375 / 170,625
G. Scott Dillon.........      --          --            -- / 60,000                -- / 135,000

- --------

(1) Dollar values calculated by determining the difference between the fair market value of the underlying securities at December 31, 1995 ($5.75 per share) and the aggregate exercise price of the options.

EMPLOYEE RETIREMENT SAVINGS PLAN

  The Company has established a savings and retirement plan that qualifies as a tax-deferred savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for its salaried, clerical and hourly employees. Under the 401(k) Plan, eligible employees may contribute up to $9,500 of their gross salary to the 401(k) Plan in 1996. Each participating employee is fully vested in contributions made by such employee. The Company presently matches 10% of the amount contributed by an employee up to 6% of the employee's salary, but the Company's policy regarding matching contributions may be changed annually in the discretion of the Board of Directors. All amounts contributed under the 401(k) Plan are invested in one or more investment accounts administered by an independent plan administrator.

EMPLOYEE STOCK PURCHASE PLAN

  The Company has adopted a 1990 Employee Stock Purchase Plan, as amended (the "Stock Purchase Plan"). The purpose of the Stock Purchase Plan is to provide an incentive for employees of the Company and its subsidiaries to acquire or increase their proprietary interests in the Company through the purchase of shares of Common Stock of the Company. The Stock Purchase Plan is administered by the Board of Directors of the Company, which has the authority to interpret the Stock Purchase Plan, to prescribe, amend and rescind rules and regulations relating to it and to establish the terms of each offering of Common Stock under the Stock Purchase Plan. All employees of the Company are eligible to participate in the Stock Purchase Plan with certain limited exceptions.

  Participants may direct the deduction of a specified percentage, as set by the Board of Directors, from their eligible compensation to be used to purchase Common Stock under the Stock Purchase Plan. The terms of the Stock Purchase Plan provide for two six month offering periods each calendar year in which eligible employees may elect to participate. At the end of each offering period, the Company uses the accumulated payroll deductions to purchase Common Stock for the participant. The price of Common Stock purchased with such payroll deductions during each offering period shall be the lesser of: (i) 85% of the mean between the bid and asked prices of the Common Stock at the beginning of each offering; or (ii) 85% of the mean between the bid and asked prices of the Common Stock on the last day of such offering period.

  The Company will not grant to any participant any right to purchase Common Stock under the Stock Purchase Plan if the exercise of such right would cause such participant to own 5% or more of the combined voting power or value of all classes of the Company's capital stock. In addition, an employee may not participate if such participation would permit the employee to purchase stock under all employee stock purchase plans of the Company and its subsidiaries to accrue at a rate which exceeds $25,000 of the fair market value of the stock for each calendar year in which an option to purchase stock under the plan is outstanding at any time.

  An aggregate of 225,000 shares of Common Stock have been reserved for issuance under the Stock Purchase Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following tables sets forth information regarding the beneficial ownership of the Common Stock as of July 30, 1996, with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                                                      AMOUNT AND
                                                      NATURE OF
           NAME AND ADDRESS                           BENEFICIAL         PERCENT OF
         OF BENEFICIAL OWNER                        OWNERSHIP/(1)/       CLASS/(1)/
         -------------------                        --------------       ----------
   Gerdes Huff Investments.................          3,500,001/(2)/        18.7%
     3353 Peachtree Road, N.E.
     Suite 1030
     Atlanta, Georgia 30326
   Donald L. Lucas.........................            604,645/(3)/         3.2%
   Larry G. Gerdes.........................          4,795,146/(4)/        24.6%
     3353 Peachtree Road, N.E.
     Suite 1000
     Atlanta, Georgia  30326
   George C. Caldwell......................             61,723/(5)/         *  %
   Walter S. Huff, Jr......................          4,274,315/(6)/        22.8%
     3353 Peachtree Road, N.E.
     Suite 1000
     Atlanta, Georgia  30326
   Charles E. Thoele.......................             35,658/(7)/         *  %
   Julian L. Cohen.........................             32,034/(8)/         *  %
   David W. Murphy.........................             15,404/(9)/         *  %
   G. Scott Dillon.........................                250/(10)/        *  %

   All Directors and Officers as a group
     (8 persons)...........................          6,319,174/(11)/       32.1%

____________________

*      Represents less than 1%

/(1)/ "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes Debentures which are presently convertible into shares of common stock and options which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 18,753,172 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares or Debentures that are presently convertible into shares. The percentages for those parties who hold presently exercisable options or presently convertible Debentures are based upon the sum of 18,753,172 shares plus the number of shares subject to presently exercisable options or presently convertible Debentures held by them, as indicated in the following notes. Unless otherwise indicated, each person has sole voting and dispositive power with respect to all shares listed opposite his name.

/(2)/ Such shares are owned of record by Gerdes Huff Investments, a general partnership the sole general partners of which are Messrs. Gerdes and Huff. As a result, each of Messrs. Gerdes and Huff are deemed the beneficial owner of all of such shares.

/(3)/ Includes 410,664 shares with respect to which Mr. Donald L. Lucas is trustee of the Donald L. Lucas and Lygia S. Lucas Trust dated December 3, 1984; 45,000 shares with respect to which Mr. Lucas is Successor
       Trustee of the Donald L. Lucas Profit Sharing Trust; 21,481 shares held by the Donald L. Lucas Remuneration Account dated July 7, 1993; 56,000 shares which Mr. Lucas has the right to acquire pursuant to presently exercisable stock options; and 71,500 shares which may be acquired upon the conversion of an 8% Convertible Debenture held by the Richard M. Lucas Cancer Foundation, of which Mr. Lucas is the Chairman.

/(4)/ Includes 3,500,001 shares held by Gerdes Huff Investments, a general partnership of which Mr. Gerdes is a general partner; 93,600 shares held by Mr. Gerdes' spouse and 94,155 shares held by Mr. Gerdes as custodian for his minor children; and 716,000 shares purchasable pursuant to presently exercisable stock options.

/(5)/ Includes 10,000 shares which Mr. Caldwell has the right to acquire pursuant to presently exercisable stock options.

/(6)/ Includes 3,500,001 shares held by Gerdes Huff Investments, a general partnership of which Mr. Huff is a general partner; 62,650 shares held by Laumar Corporation which is wholly owned by Mr. Huff, 22,000 shares purchasable pursuant to presently exercisable options; and 56,300 shares held by the Larry G. Gerdes Trust of which Mr. Huff is the trustee. Excludes 57,200 shares with respect to which Mr. Huff disclaims beneficial ownership and which may be acquired upon the conversion of an 8% Convertible Debenture held by the Walter S. Huff, Jr. Charitable Foundation, of which Mr. Huff's adult children are trustees.

/(7)/ Includes 22,000 shares purchasable pursuant to presently exercisable stock options.

/(8)/ Includes 25,000 shares purchasable pursuant to presently exercisable options and 120,000 options not yet vested.

/(9)/ Includes 12,500 shares purchasable pursuant to presently exercisable options and 47,500 options not yet vested.

/(10)/ Includes 250 shares held by Mr. Dillon's minor daughter.

/(11)/ Includes shares purchasable pursuant to presently exercisable stock options, Debentures presently convertible into shares of common stock and shares held by all current directors and officers.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In September 1994, the Company loaned the sum of $80,000 to Julian L. Cohen, the Chief Operating Officer of the Company, which was used by Mr. Cohen to purchase his residence. The loan to Mr. Cohen was in the form of a promissory note for the principal sum of $80,000, bearing interest at 7 3/4% per annum, payable on each January 1, April 1, July 1 and October 1, commencing on January 1, 1995, with the principal due in one lump sum on September 30, 1999. As of July 1, 1996, $80,000 remained outstanding under the note. The note is secured by Mr. Cohen's right to purchase shares of the Company's Common Stock pursuant to the Company's 1992 Stock Option Plan, as amended, and the shares of Common Stock underlying such rights.

  In August 1995, the Company raised $2 million in cash through a private placement of 8% Subordinated Convertible Debentures. In connection with this private placement, the Richard M. Lucas Cancer Foundation, of which Donald L. Lucas, a director of the Company, is the Chairman, purchased a Debenture in the principal amount of $250,000. The Debenture is unsecured and subordinated to all other debt of the Company. The interest rate on the Debenture is 8%, payable semi-annually, and the principal amount is due in full on August 15, 2000. As of July 1, 1996, $250,000 remained outstanding under the Debenture. The Debenture is convertible into Common Stock by the holder at any time prior to August 15, 2000, at a rate of 286 shares of Common Stock for each $1,000 in principal amount and is convertible by the Company at any time when the Common Stock trades at $10.50 per share for 30 consecutive trading days. The Company may redeem the Debenture at any time upon 30 to 60 days' notice to the holder of the Debenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  See "Executive Compensation--Compensation Committee Interlocks and Insider Participation" which describes certain transactions between the Company and Walter S. Huff, Jr., a director of the Company, and between the Company and Larry G. Gerdes, an executive officer and director of the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Annual Report for Transcend Services, Inc.:

         (1) Financial Statements - Transcend

             The Combined Financial Statements, the Notes to Combined Financial Statements and the Report of Independent Public Accountants listed below appear as Item 8.

             Report of Independent Public Accountants.

             Consolidated Balance Sheets as of December 31, 1995 and 1994.

             Consolidated Statements of Loss for the years ended December 31, 1995 ,1994 and 1993.

             Consolidated Statements of Shareholder's Equity for the years ended December 31, 1995, 1994 and 1993.

             Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

             Notes to Consolidated Financial statements

             No financial statement schedules are required

     (b) Reports on Form 8-K.  Since the last quarter of the period covered by
         -------------------
         this report, the Company has not filed reports on Form 8-K.

     (c) Exhibits.
         --------

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (i) a Registration Statement on Form S-1 under the Securities Act of 1933 for the Company, Registration No. 33-32587, filed on December 14, 1989 (referred to as "1989 S-1"); (ii) a Registration Statement on Form S-1 under the Securities Act of 1933 for the Company, Registration No. 33-41361, filed on June 26, 1991 (referred to as "1991 S-1"); (iii) a Registration Statement on Form S-4 under the Securities Act of 1933 for the Company, Registration No. 33-83344, filed on December 2, 1993 (referred to as "S-4"); (iv) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-37685, filed on November 8, 1990 (referred to as "1990 S-8"); (v) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-57072, filed on January 15, 1993 (referred to as "1993 S-8"); (vi) the Company's Current Report on Form 8-K relating to an event which occurred on March 1, 1992 (referred to as "3/1/92 8-K"); (vii) the Company's Current Report on Form 8-K relating to an event which occurred June 15, 1994 (referred to as "6/15/94 8-K"); (viii) the Company's Current Report on Form 8-K relating to an event which occurred September 16, 1994 (referred to as "9/16/94 8-K"); (ix) the Company's Annual Report on Form 10-K for the year ended May 31, 1990 (referred to as "1990 10-K"); (x) the Company's Annual Report on Form 10-K for the year ended May 31, 1992 (referred to as "1992 10-K"); (xi) the Company's Annual Report on form 10-K for the year ended May 31, 1993 (referred to as "1993 10-K"); (xii) the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 (referred to as "11/30/95 10-Q"); and (xiii) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (referred to as "6/30/95 10-Q").

EXHIBIT
  NO.                                   DESCRIPTION
- -------      -----------------------------------------------------------------
 *2.1   -    Acquisition of Industrial Plus Health Network, Inc. by Occu-Care,
             Inc. (3/31/92 8-K, Exhibit 2(a))

 *2.2   -    Stock Purchase Agreement between TriCare, Inc., and Dorothy C.
             Sullivan and Timothy Sullivan for the purchase and sale of all issued and outstanding capital stock of Sullivan Health &
             Rehabilitation Management, Inc. (6/15/94 8-K, Exhibit 2(a))

 *2.3   -    Asset Acquisition Agreement, executed on September 16, 1994 by and among Occu-Care, Inc. ("OCI"), a wholly owned subsidiary of
             TriCare, Inc., Industrial PlusHealth Network, a wholly-owned subsidiary of OCI, together with AmHealth, Inc. (9/16/94 8-K,
             Exhibit 2(a))

 *2.4   -    Agreement and Plan of Merger dated as of May 13, 1994 by and among
             TriCare, Inc., First Western Health Corporation and Transcend
             Services, Inc., as amended (included as Appendix A to the
             Prospectus contained in Part I of the S-4)

 *2.5   -    Letter Agreement, dated December 30, 1994, between AmHealth, Inc.
             and Occu-Care, Inc. to exchange AmHealth Inc. convertible
             redeemable preferred stock for the existing junior promissory notes held by Occu-Care and issued by AmHealth (11/30/95 10-Q, Exhibit
             2(a))

*3.1.1  -    Certificate of Incorporation, as amended (1989 S-1, Exhibit 3(a))

*3.1.2  -    Certificate of Incorporation (6/30/95 10-Q, Exhibit 3)

 *3.2   -    Bylaws (as restated) (1993 10-K, Exhibit 3(a))

 *4.1   -    1990 Employee Stock Purchase Plan (1990 S-8, Exhibit 4)

 *4.2   -    1992 Stock Option Plan, as amended (1993 S-8, Exhibit 4(a))

 *4.3   -    Subordinated Convertible Debenture Purchase Agreement (9/30/95 10-
             Q, Exhibit 4)

 *4.4   -    1986 Incentive Stock Option Plan, as amended (1989 S-1, Exhibit
             10(i))

*10.1   -    Form of Non-qualified Stock Option Agreement (1989 S-1, Exhibit
             10(g))

*10.2   -    Form of Incentive Stock Option Agreement (1989 S-1, Exhibit 10(j))

*10.3   -    Restated Rental and Management Agreement between First Western
             Health Corporation and FWHC Medical Group, Inc. dated January 17,
             1990 (1989 S-1, Exhibit 10(l))

*10.4   -    Form of Covenants Not to Compete between Occu-Care and each of the other parties to the Acquisition Agreement (1990 10-K, Exhibit
             10(c))

*10.5   -    Management Agreement between Veritas Healthcare Management and
             Veritas Medical Group, Inc. dated as of January 1, 1991 (1991 S-1,
             Exhibit (10(b))

*10.6   -    Rental and Management Agreement between Occu-Care, Inc. and Occu-
             Care Medical Group, Inc. dated as of May 31, 1990, as amended (1991
             S-1, Exhibit 10(a))

*10.7   -    Rental and Management Agreement between Occu-Care, Inc. and Del Amo
             Industrial Medical Clinic dated as of March 1, 1992 (1992 10-K,
             Exhibit 10(a))

*10.8   -    Form of indemnification agreement (1993 10-K, Exhibit 10(a))

 11     -    Statement re: Computation of earnings per share

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       TRANSCEND SERVICES, INC.



Dated:  August 2, 1996            By:  /s/ David W. Murphy
                                       ------------------------------------
                                       David W. Murphy
                                       Chief Financial Officer