Form 10-Q/A
period 1996-03-31
TRANSCEND SERVICES INC
filed 1996-08-07
CIK 858452

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                                      TO
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                             Commission File Number:
     March 31, 1996                                          0-18217


                           TRANSCEND SERVICES, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     Delaware                                                  33-0378756
- -------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

3353 Peachtree Road, N.E., Suite 1000, Atlanta, Georgia             30326
- -------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:              (404) 364-8000
                                                                 --------------

Not applicable
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                 No
              -----                  -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  Common Stock, par value $.01 per share             18,753,172 shares
- ----------------------------------------     ----------------------------------
                 Class                            Outstanding at July 30, 1996

          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996:

(List all such items, financial statements, exhibits or other portions amended)

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

                                     INDEX


                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements

            Consolidated Balance Sheets as of
            December 31, 1995 and March 31, 1996                              3

            Consolidated Statements of Operations for the
            Three Months Ended March 31, 1995 and 1996                        4

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1995 and 1996                        5

            Notes to Consolidated Financial Statements                        6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 7


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12

SIGNATURES

                      PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            TRANSCEND SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31,        MARCH 31,
                                               1995               1996
                                            ------------       -----------
                                                               (UNAUDITED)
                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............     $ 1,073,000        $   635,000
  Trade accounts receivable, net of
   allowance for doubtful
   accounts of $42,000 and
   $46,000, respectively................       3,056,000          2,815,000
  Prepaid expenses......................         309,000            721,000
                                             -----------        -----------
    Total current assets................       4,438,000          4,171,000
NET ASSETS RELATED TO DISCONTINUED
 OPERATIONS.............................       2,893,000          3,015,000
SECURITIES OF AMHEALTH..................       2,050,000          2,050,000
OFFICE FURNITURE AND EQUIPMENT, at cost,
 less accumulated depreciation of
 $1,059,000 and $1,235,000,
 respectively...........................       1,681,000          1,816,000
DEPOSITS AND OTHER ASSETS...............         408,000            381,000
GOODWILL AND OTHER INTANGIBLE ASSETS,
 less accumulated amortization of
 $1,301,000 and $1,446,000,
 respectively...........................       5,363,000          5,218,000
                                             -----------        -----------
                                             $16,833,000        $16,651,000
                                             ===========        ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long term debt.....         208,000            108,000
  Accounts payable......................       1,268,000          1,173,000
  Accrued compensation and employee
   benefits.............................       1,560,000          1,527,000
  Other accrued liabilities.............         808,000          1,276,000
  Current portion of capital lease
   obligation...........................             --                 --
  Deferred income taxes.................         133,000            103,000
                                             -----------        -----------
    Total current liabilities...........       3,977,000          4,187,000
                                             -----------        -----------
LONG TERM DEBT..........................         392,000            368,000
CONVERTIBLE DEBENTURES:
  Held by related parties...............         450,000            450,000
  Held by others........................       1,550,000          1,550,000
DEFERRED INCOME TAXES...................         543,000            540,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
   21,000,000 shares authorized; none
   outstanding..........................             --                 --
  Common stock, $.01 par value,
   31,000,000 shares authorized,
   18,113,000 and 18,291,000
   shares issued and outstanding as of
   December 31, 1995 and March
   31, 1996, respectively...............         181,000            183,000
  Additional paid in capital............      16,643,000         16,799,000
  Accumulated deficit...................      (6,903,000)        (7,426,000)
                                             -----------        -----------
    Total shareholders' equity..........       9,921,000          9,556,000
                                             -----------        -----------
                                             $16,833,000        $16,651,000
                                             ===========        ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                      ------------------------
                                         1995         1996
                                      -----------  -----------
                                            (UNAUDITED)
NET REVENUE.........................  $ 4,897,000  $ 8,688,000
DIRECT COSTS........................    4,346,000    7,260,000
                                      -----------  -----------
 Gross profit.......................      551,000    1,428,000
MARKETING AND SALES
 EXPENSES...........................      437,000      641,000
GENERAL AND
 ADMINISTRATIVE
 EXPENSES...........................    1,113,000    1,122,000
AMORTIZATION EXPENSE................      145,000      145,000
                                      -----------  -----------
 Operating loss.....................   (1,144,000)    (480,000)
OTHER INCOME
(EXPENSES):
 Interest expense...................          --       (52,000)
 Interest income....................       36,000        9,000
 Other..............................          --           --
                                      -----------  -----------
                                           36,000      (43,000)
                                      -----------  -----------
LOSS BEFORE PROVISION
 FOR INCOME TAXES...................   (1,108,000)    (523,000)
PROVISION FOR INCOME
 TAXES..............................          --           --
                                      -----------  -----------
NET LOSS............................  $(1,108,000)    (523,000)
                                      ===========  ===========
 Loss per common share..............  $      (.06) $      (.03)
                                      ===========  ===========
Weighted average common
 shares outstanding.................   17,533,000   18,217,000
                                      ===========  ===========

 The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                   ----------------------
                                                      1995        1996
                                                   -----------  ---------
                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.......................................   $(1,108,000) $(523,000)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
 Depreciation and amortization..................       255,000    322,000
 Changes in assets and liabilities, net of
  acquisitions:
 Receivables....................................      (145,000)   242,000
 Prepaid expenses...............................      (111,000)  (412,000)
 Deposits and other assets......................       (17,000)    27,000
 Accounts payable...............................      (929,000)   (95,000)
 Accounts compensation and benefits.............       359,000    (34,000)
 Accrued expenses and other liabilities.........      (189,000)   467,000
 Other..........................................       (36,000)   (30,000)
                                                   -----------  ---------
 Total adjustments..............................      (813,000)   487,000
                                                   -----------  ---------
 Net cash provided by (used in) continuing
  operations....................................    (1,921,000)   (36,000)
                                                   -----------  ---------
 Net cash provided by discontinued
  operations....................................        79,000   (122,000)
                                                   -----------  ---------
 Net cash provided by (used in) operating
  activities....................................    (1,842,000)  (158,000)
                                                   -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures...........................      (472,000)  (313,000)
 Acquisitions...................................      (966,000)       --
 Cash acquired from acquisitions................     7,486,000        --
 Disposal and transfer of property..............           --         --
                                                   -----------  ---------
 Net cash used in investing activities..........    (6,048,000)  (313,000)
                                                   -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt...........           --     (24,000)
 Principal payments on short-term debt..........    (1,007,000)  (100,000)
 Principal payment on capital lease obligations.           --         --
 Repayments of line of credit...................    (1,020,000)       --
 Proceeds from stock options....................           --     157,000
                                                   -----------  ---------
Net cash provided by financing activities.......    (2,027,000)    33,000
                                                   -----------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS....................................    (2,179,000)  (438,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD.........................................       150,000  1,073,000
                                                   -----------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......   $ 2,329,000  $ 635,000
                                                   ===========  =========

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

  (3) On January 10, 1995, the Company acquired a Georgia corporation then known as "Transcend Services, Inc." by the merger of Transcend into First Western Health Corporation (the "Merger"). The Merger was treated for financial accounting purposes as the acquisition of the Company by the former Transcend and the historical financial statements of the former Transcend have become the financial statements of the Company and include the businesses of both companies after the effective date of the Merger.

  (4) On May 31, 1995, Transcend Services, Inc., a California corporation following its January 10, 1995 merger into TriCare, and Veritas Healthcare Management, a California corporation owned by TriCare, merged into the TriCare corporation, whose name was then changed to "Transcend Services, Inc."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

  Transcend Services Inc. (the "Company" or Transcend") is a healthcare services company focused on the emerging field of healthcare information management ("HIM") services to hospitals and other associated healthcare providers. The Company provides a range of HIM services, including: (i) contract management ("outsourcing") of the healthcare information or medical records function, as well as the admissions function; (ii) transcription of physicians' dictated medical notes; and (iii) consulting services relating to medical records and reimbursement coding. As of March 31, 1996, the Company operated on a contract management basis, the medical records and certain other HIM functions of 15 general acute care hospitals located in ten states and the District of Columbia. The Company also provides case management and disability management services to insurance carriers, third party administrators and self-insured employers.

  The Company intends to expand the range of its contract management services to include management of other functional areas of hospitals, such as management of patient access (admissions), utilization review, quality assurance and the business office. The Company presently provides full contract management outsourcing services in the admissions departments for five of the 15 hospitals it manages. The Company is actively seeking to provide this expanded range of services to its current and future hospital customers. The Company also provides, through outsourcing as well as other contracts, medical records transcription services through computer and telephone links from centralized facilities to approximately 100 hospital customers.

  Approximately 3,000 hospitals in the United States have more than 100 beds and constitute the Company's first tier of market opportunity. The Company currently has contract management contracts covering the medical records departments of 15 hospitals ranging in bed size from 56 beds to 541 beds, with the average contract size of approximately $1.5 million. The initial contract terms of the Company's current contracts range from two to five years and are generally terminable without cause upon expiration of the initial term or for cause at any time during the initial term thereof. The Company's existing contracts currently have remaining terms ranging from approximately one to five years. Due to its limited operating history in medical records management, the Company is unable at the present time to assess or predict its contract renewal rate.

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

  The Company is considering an alternative volume-based pricing structure, based upon a hospital's activity levels such as weighted average number of annual patient discharges, or a "per member per month" ("PMPM") capitated pricing option similar to current pricing mechanisms used by managed healthcare groups. The Company has signed one contract based on a volume oriented pricing structure tied to weighted annual patient discharges. There is an opportunity to realize higher margins on an activity-based pricing structure. The principal advantage of a volume-based pricing mechanism is that as a hospital's volume of business increases, the Company's revenues will increase at a faster rate than operating expenses. However, if a customer's business volume decreases, the Company's revenues will also decrease at a faster rate than its operating expenses.

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

RESULTS OF OPERATIONS



  The Company's loss from operations for the quarter ended March 31, 1996 was $480,000. Management believes that the Company's operating losses are primarily attributable to the significant expenses incurred by the Company to build a larger sales and management organization to support an increased number of outsourcing contracts and the expansion of the Company's services to healthcare institutions. For the quarter ended March 31, 1996, the Company's marketing and sales expenses were $641,000 and the Company's general and administrative expenses for the quarter ended March 31, 1996 amounted to $1,122,000. The buildup of the Company's management infrastructure has been necessary in order for the Company to manage the planned growth in its outsourcing business and will allow it to grow revenues significantly from current levels without increasing selling, general and administrative costs by the same proportion. At the present time, the Company's revenues are not sufficient to support these expenses and generate profits. The Company will be required to increase its revenues from contract management and other services and effectively manage its costs to achieve profitability. In addition, the Company's pricing mechanism on most of its outsourcing contracts requires the Company to increase operating efficiencies over the life of the contract in order to increase profit margins. The Company will also be required to procure a critical mass of such contracts and be able to renew such contracts on favorable terms. There can be no assurance that the Company will be able to attain the required operating efficiencies or increase the number of outsourcing contracts to the level needed to become profitable.

 Three Months Ended March 31, 1996 Compared to Three Months Ended March 31,
1995

  Total revenues for the Company increased from $4,897,000 for the quarter ended March 31, 1995 to $8,688,000 for the quarter ended March 31, 1996, an increase of 77.4%. Contract management revenues were the largest single service class revenue source for the Company in each of these three month periods, representing 57.3% of total revenues in the 1995 quarter and 61.0% in the 1996 quarter. Contract management revenues increased from $2,805,000 in the quarter ended March 31, 1995 to $5,297,000 in the comparable 1996 quarter, an increase of 88.7%. Medical transcription revenues were the second largest source of revenues for the Company for the quarters ended March 31, 1995 and 1996, representing 24.7% of total revenues in the 1995 quarter and 23.0% of total revenues in the 1996 quarter. Medical transcription revenues grew from $1,210,000 for the quarter ended March 31, 1995 to $2,000,000 for the quarter ended March 31, 1996, an increase of 65.6%. Consulting and coding revenues represented 3.2% of the Company's total revenues for the period ending March 31, 1995 and 2.5% of the Company's total revenues for the period ending March 31, 1996. Consulting and coding revenues increased 38.6% from the quarter ended March 31, 1995 compared to the quarter ended March 31, 1996. Case management revenues represented 14.8% of the Company's total revenues in the quarter ended March 31, 1995 as compared with the 13.5% of total revenues in the quarter ended March 31, 1996. Case management revenues grew from $725,000 in the quarter ended March 31, 1995 to $1,173,000 in the quarter ended March 31, 1996, an increase of 61.7%.

  The increase in total revenues for the quarter ended March 31, 1996 is primarily attributable to (i) the increased contract management outsourcing revenues of approximately $2,608,000 attributable to six contract management contracts signed in August and September 1995 and revenues of approximately $270,000 attributable to two contracts signed in February and March 1996 (with respect to which the Company began rendering services upon execution of the contracts); (ii) increased medical transcription operations revenues of approximately $793,000 resulting from the April 1995 acquisition of Medical Transcription of Atlanta, Inc. ("MTA"); and (iii) the increase in case management and rehabilitation revenues of approximately $447,000 resulting from enhanced sales and marketing efforts in 1995 that resulted in new customers as well as the expansion of case management services into Texas by means of an acquisition made in July 1995.

  Gross profit increased 159.2% to $1,428,000 for the quarter ended March 31, 1996 from $551,000 in the first quarter of the prior year. Gross profit as a percentage of revenues increased to 16.4% for the quarter ended March 31, 1996 from 11.2% in the same prior year period. This increase was primarily attributable to the contract management outsourcing division which expanded its gross margin from 13.3% in 1995 to 16.6% in 1996, as a result of increased efficiencies and lower operating costs following the Company's re-engineering efforts, and the medical transcription business which expanded its gross margin from 11.6% in the quarter ended March 31, 1995, to 17.3% in the quarter ended March 31, 1996. The margin improvement in transcription is a result of increased efficiencies and lower operating costs following the continued deployment of digital technology and the improved productivity of the Company's transcriptionists. The Company's overall gross margin was further enhanced in the 1995 to 1996 quarter comparison by the increase in case management's gross margin from 13.4% for the quarter ended March 31, 1995 to 27.1% for the quarter ended March 31, 1996. This gain in case management gross margin is the result of increased operating efficiencies and lower direct costs across a larger customer base.

  Marketing and sales expenses increased 46.7% to $641,000 in the quarter ended March 31, 1996 from $437,000 in the same prior year period and decreased as a percentage of revenues to 7.4% for the quarter ended March 31, 1996 from 8.9% for the quarter ended March 31, 1995. The increase in sales and marketing expenses from the first quarter 1995 to 1996 is primarily attributable to (i) a larger national sales force (an increase of one person) in place in the 1996 quarter; (ii) increased expenditures of approximately $66,000 for telemarketing and market analysis implemented to provide the Company better sales lead qualification and more accurate target marketing opportunities; and
(iii) sales commissions of approximately $20,000 paid on two new sales in the first quarter 1996 as compared to only one sale in the first quarter 1995. The Company typically pays and expenses 100% of its sales commission upon contract signing. With much of the Company's investment in a national sales force, telemarketing and marketing/advertising now in place, the Company anticipates that sales and marketing expenses, as a percentage of revenues, will decline, as revenues increase.

  General and administrative expenses remained relatively constant at $1,122,000 for the quarter ended March 31, 1996 and $1,113,000 in the same prior year period and decreased as a percentage of revenues to 12.9% for the quarter ended March 31, 1995 from 22.7% in the first quarter of the prior year. General and administrative expenses remained constant in the quarter-to-quarter comparison and declined as a percentage of revenues due to the Company's investment over the past 18 to 24 months in building a larger sales and management organization to support an increased number of outsourcing contracts and the expansion of the Company's services to healthcare institutions for the foreseeable future.

  The Company's loss from operations decreased to $480,000 for the quarter ended March 31, 1996 from $1,144,000 in the first quarter of the prior year period. This $480,000 quarterly loss compares to an operating loss of $502,000 for the quarter ended December 31, 1995 and an operating loss of $834,000 for the quarter ended September 30, 1995.

  Other expenses increased to $43,000 for the quarter ended March 31, 1996 from other income of $36,000 in the first quarter of the prior year period, primarily due to the impact of interest expense incurred in connection with the August 15, 1995 private placement of 8% Subordinated Convertible Debentures.

DISCONTINUED OPERATIONS

  At March 31, 1996, the net assets related to the discontinued operations of the Company's healthcare subsidiaries, First Western and Veritas, both of which ceased operations as of April 30, 1993, were $3,015,000, including deferred legal costs related to the Lawsuit and $2,407,000 in net accounts receivable. The collection liabilities of First Western and Veritas have been deducted in determining net accounts receivable. In October 1995, the Company sold approximately 38% of the gross accounts receivable to a third party with which the Company has also contracted with to service and manage the remaining accounts receivable balance for a set fee. The net accounts receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies for applicant medical/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former subsidiaries, First Western Health Corporation and Veritas Healthcare Management. The Company expects to collect the accounts receivable from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with the third party for servicing and managing the remaining accounts receivable balance. Payment of a portion of the remaining gross receivables, however, is contested by the insurance companies. The collection of these contested accounts receivable is therefore subject to resolution by the California Workers Compensation Appeals Board, an administrative body charged with determining an insurance company's liability for the payment of medical/legal evaluation services. In estimating net accounts receivable, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution by the California Workers Compensation Appeals Board of the collectibility of the disputed portion of the receivables. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations on an ongoing basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the asset.

  In September 1994, the Company sold substantially all of the assets and liabilities of its wholly-owned subsidiary, Occu-Care, Inc., which operated industrial medical clinics, to AmHealth, Inc. ("AmHealth") for a purchase price of $4,000,000. The purchase price included $1,500,000 in cash paid at closing and the issuance of two promissory notes bearing interest at 8% per annum. AmHealth defaulted on the first interest payments on the two notes and on December 30, 1994, the Company agreed to exchange the notes receivable of $2,500,000 for 2,500,000 shares of convertible redeemable preferred stock with a 6.5% cumulative dividend. In conjunction with the Merger on January 10, 1995, the Company recorded these securities at $2,050,000, which was the Company's estimate of their fair value (using a discounted cash flow approach). AmHealth defaulted on a December 1, 1995 mandatory redemption of a portion of the preferred stock. However, in December 1995, AmHealth executed a Letter of Intent with CORE, Inc., a public company pursuant to which, in exchange for CORE stock, CORE would purchase substantially all the assets of AmHealth in a transaction expected to close by July 1996. If the above transaction occurs, the Company would likely settle AmHealth's $2.5 million obligation to Transcend in exchange for CORE stock. There can be no assurance that the CORE/AmHealth transaction will close and there can be no assurance that the amount the Company will ultimately realize on the preferred stock will not be materially less than the carrying value of the investment as reflected in the Company's financial statements.

Subsequent Event

     On May 10, 1996, AmHealth executed a definitive agreement with CORE, Inc., a public company, pursuant to which CORE would purchase for cash substantially all the assets of AmHealth in a transaction expected to close by July 1996. In anticipation of the consummation of the foregoing transaction, on June 17, 1996, AmHealth and the Company executed a definitive settlement agreement pursuant to which AmHealth has agreed to pay the Company the sum of $2,050,000 (the current carrying value of the asset) plus $5,287 in attorneys' fees in full satisfaction of AmHealth's obligations to the Company arising out to the sale of all of the assets and liabilities of Occu-Care, Inc. Under the terms of the settlement agreement, the Company agreed to extend the maturity of the note through July 31, 1996 and to accept payment under the note simultaneously with the closing of the aquisition of AmHealth by CORE. The Company dismissed its lawsuit against AmHealth without prejudice on June 26, 1996. The consummation of the settlement will not represent a gain or loss to the Company. There can be no assurance that the CORE/AmHealth transaction will close and there can be no assurance that the Company will be paid should the CORE/AmHealth transaction fail to close.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash flows from continuing operations provided net cash of $437,000 in 1993 but required the use of cash of $579,000 and $3,445,000 in 1994 and 1995, respectively. For the quarter ended March 31, 1996, cash flows from continuing operations used $36,000. Cash has been used to continue funding the Company's operating losses and, in 1995, to finance the growth of certain of the Company's acquisitions' working capital needs.

  Discontinued operations contributed cash of $202,000 for 1995 and used cash of $122,000 in the first quarter of 1996. The primary reason for the increase in net assets related to discontinued operations in the first quarter of 1996 was the payment of legal expenses related to the lawsuit of the Company against certain insurance companies. The net accounts receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies for applicant medical/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former subsidiaries, First Western Health Corporation and Veritas Healthcare Management. The Company expects to collect the accounts receivable from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with a third party for servicing and managing the remaining accounts receivable balance. See "Discontinued Operations."


  The Company's working capital position decreased during the quarter ended March 31, 1996 from $461,000 at December 31, 1995 to $(16,000) at March 31,
1996. This decrease in the Company's working capital position arises from a combination of several factors including the financing from current cash sources of capital expenditures for equipment of $313,000 during the quarter ended March 31, 1996 and the continued funding of losses from the Company's operations. The Company established two credit facilities, described below, to help fund its operations. Although the Company has a negative cash flow, the Company's accounts receivable turn faster than related payables, allowing the Company to operate and grow its business. Under the terms of its contract management fixed-fee pricing schedules, the Company receives the annual fee in monthly payments in advance (due on the first day of the month), prior to actually incurring any of the month's fixed and/or variable operating expenses. This results in accounts receivables for contract management turning in approximately seven days. The Company also receives an up-front implementation fee prior to incurring any costs associated with the actual start-up of a contract management site.

  The Company's cash flows from investing activities used cash of $1,043,000 and $1,438,000 in 1993 and 1994, respectively, and provided cash of $4,873,000 in 1995. The Company's principal uses of cash for investing purposes are for capital expenditures and for acquisitions. The Company does not currently have any material commitments for capital expenditures. In 1995, in connection with the Company's acquisition of TriCare, it acquired approximately $7.5 million of cash. For the quarter ended March 31, 1996, investing activities used $313,000 of cash for the purchase of capital expenditures.

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

  Cash flows from financing activities provided $446,000, $2,036,000, and $183,000 in 1993, 1994, and 1995, respectively. For the quarter ended March 31, 1996, investing activities provided cash of $33,000. The Company's primary sources of cash over the past several years have been proceeds from a line of credit and pursuant to the exercise of stock options. In 1995, the Company retired its line of credit and issued $2 million of convertible debentures as discussed above.

  On April 30, 1996, the Company established two separate credit-facilities with Silicon Valley East (Wellesley, Massachusetts), a division of Silicon Valley Bank, a California-chartered bank (Santa Clara, CA). The aggregate credit available to the Company (under both facilities) is $5.75 million. The banking facilities are secured by all of the Company's assets. One of the facilities is a $5.0 million working capital credit line subject to an initial cap of $3.0 million that will be removed if the Company's net income for the quarter ended June 30, 1996 is at least $50,000. Because the Company was still experiencing losses as of June 30, 1996, this facility remains capped at $3.0 million. The second facility is a $750,000 term facility set up to help the Company meet its capital investment requirements in the near term which will include the purchase of computers and transcription--related equipment. This term note is subject to an initial cap of $250,000, with the cap being removed during such periods that the Company maintains a debt service ratio of at least 1.5 to 1.0, where debt service is defined as earnings, before interest and taxes plus depreciation and amortization, divided by total interest plus current portion of long term debt. As of July 30, 1996, the Company was not maintaining the required debt service ratio. Both facilities will mature on April 30, 1997.

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

                         PART II--OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS

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



                                       TRANSCEND SERVICES, INC.



Dated:  August 2, 1996            By:  /s/ David W. Murphy
                                       -------------------------------
                                       David W. Murphy
                                       Chief Financial Officer