Form 10-Q
period 1996-06-30
TRANSCEND SERVICES INC
filed 1996-08-14
CIK 858452

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



MARK ONE
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1996

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


       For the transition period from ________________ to _______________

                        Commission File Number 0-18217



                           TRANSCEND SERVICES, INC.
            (Exact name of registrant as specified in its charter)



             DELAWARE                             33-0378756
     (State or other jurisdiction              (I.R.S Employer
         of incorporation)                    Identification No.)

         3353 PEACHTREE ROAD, N.E., SUITE 1000, ATLANTA, GEORGIA  30326
             (Address of principal executive offices and zip code)
       Registrant's telephone number, including area code: (404) 364-8000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     ------


     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

             Class                              Outstanding at July 31, 1996
             -----                              ----------------------------
     Common Stock, $.01 par value                      18,771,679

================================================================================
This report on Form 10-Q does not include exhibit 4.1, 4.2, 4.3. 4.4, 4.5 and
4.6 of "Item 6. Exhibits and Reports on Form 8-K", which exhibits shall be filed in Amendment No. 1 to this report.

                                     INDEX


                                                                      PAGE
                                                                      ----

PART  I.  FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Balance Sheets as of
          December 31, 1995 and June 30, 1996                          1

          Consolidated Statements of Operations for the Three
          Months and Six Months Ended June 30, 1995 and 1996           2

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1995 and 1996                      3

          Notes to Consolidated Financial Statements                   4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                5


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                           13

Item 4.   Submission of Matters to a Vote of Security Holders         14

Item 6.   Exhibits and Reports on Form 8-K                            14


SIGNATURES                                                            15

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS


                            TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                      December 31,      June 30,
                                                           1995          1996
                                                      --------------  ------------
                                                                      (Unaudited)
   ASSETS

CURRENT ASSETS:

 Cash and cash equivalents...........................    $1,117,000    $  458,000
 Accounts receivable, net of allowance for
   doubtful accounts of $42,000 and
   $48,000 respectively..............................     3,165,000     3,980,000
 Prepaid expenses, supplies and other................       309,000       882,000
                                                         ----------  ------------
   Total current assets..............................     4,591,000     5,320,000

NET ASSETS RELATED TO DISCONTINUED
  OPERATIONS.........................................     2,893,000     3,247,000
SECURITIES FROM SALE OF OCCU-CARE....................     2,050,000     2,050,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
 at cost net of accumulated depreciation
 and amortization....................................     1,767,000     2,359,000
OTHER ASSETS.........................................       408,000       203,000
GOODWILL AND OTHER INTANGIBLE ASSETS,
 net of accumulated amortization.....................     5,363,000     5,086,000
                                                         ----------  ------------
 Total assets........................................   $17,072,000   $18,265,000
                                                         ==========  ============
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current portion of long-term debt and
          financing leases...........................   $   208,000   $    98,000
     Accounts payable................................     1,268,000     1,328,000
     Accrued compensation and employee benefits......     1,570,000     1,229,000
     Other accrued liabilities.......................       808,000     1,285,000
     Bank line of credit.............................             -     1,673,000
     Note Payable....................................             -        83,000
          Deferred income taxes......................       133,000       103,000
                                                        -----------   -----------
               Total current liabilities.............     3,987,000     5,799,000

CONVERTIBLE DEBENTURES...............................     2,000,000     2,000,000
LONG TERM DEBT.......................................       431,000       344,000
DEFERRED INCOME TAXES................................       543,000       541,000

STOCKHOLDERS' EQUITY:
 Preferred Stock, $.01 par value:
      Authorized - 21,000,000 shares
      No shares outstanding
 Common Stock, $.01 par value:
      Authorized - 31,000,000 shares
      Issued and outstanding 18,113,000 shares at
           December 31, 1995 and 18,771,679  shares
           at June 30, 1996..........................      183,000        188,000
 Additional paid-in capital..........................   16,642,000     17,444,000
 Retained earnings (deficit).........................   (6,715,000)    (8,051,000)
                                                       -----------    -----------
      Total stockholders' equity.....................   10,110,000      9,581,000
                                                       -----------    -----------
      Total liabilities and stockholders' equity.....  $17,072,000    $18,265,000
                                                       ===========    ===========


                            TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                 Three Months Ended            Six Months Ended
                                      June 30,                     June 30,
                                 1995          1996           1995           1996
                             ------------   -----------   ------------   ------------
SALES......................  $  5,640,000   $10,580,000   $ 10,657,000   $ 19,268,000
DIRECT EXPENSES............     4,986,000     9,184,000      9,398,000     16,444,000
                             ------------   -----------   ------------   ------------
     GROSS PROFIT..........       654,000     1,396,000      1,259,000      2,824,000

MARKETING AND SALES EXPENSE       587,000       594,000      1,024,000      1,235,000
GENERAL AND ADMINISTRATIVE
 EXPENSES..................     1,288,000     1,310,000      2,449,000      2,432,000
AMORTIZATION EXPENSE.......       167,000       132,000        312,000        277,000
                             ------------   -----------   ------------   ------------
OPERATING LOSS.............    (1,388,000)     (640,000)    (2,526,000)    (1,120,000)
OTHER INCOME (EXPENSES):
     Interest Expense......        (9,000)      (69,000)        (9,000)      (121,000)
     Interest Income.......        10,000        17,000         47,000         26,000
        Other..............             -             -              -              -
                             ------------   -----------   ------------   ------------

TOTAL  OTHER INCOME
 (EXPENSE).................         1,000       (52,000)        38,000        (95,000)

NET LOSS...................   ($1,387,000)     (692,000)   ($2,488,000)   ($1,215,000)
                             ============   ===========   ============   ============

NET LOSS PER COMMON SHARE AND
   COMMON SHARE EQUIVALENT..       ($0.08)       ($0.04)       ($0.14)         ($0.07)
                             ============   ===========   ============   ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING...............   17,835,000    18,639,000     17,835,000     18,517,000
                             ============   ===========   ============   ============


                    TRANSCEND SERVICES, INC. AND AFFILIATES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,

                                                            1995         1996
                                                            ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss................................................ ($2,488,000)   ($1,215,000)

Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:

Depreciation and amortization...........................     565,000        690,000

Changes in assets and liabilities, net of acquisitions:
     Accounts receivable................................    (258,000)      (648,000)
     Prepaid expenses...................................    (152,000)      (569,000)
     Deposits and other assets..........................      18,000        210,000
     Accounts payable...................................    (511,000)        45,000
     Accrued compensation and benefits..................     296,000       (380,000)
     Accrued expenses...................................    (483,000)       477,000
     Other..............................................     (15,000)             -
     Deferred income taxes..............................     (35,000)       (30,000)
                                                        ------------   ------------
     Total adjustments..................................    (575,000)      (205,000)
                                                        ------------   ------------
Net Cash provided by (used in)
     continuing operations..............................  (3,063,000)    (1,420,000)
                                                        ------------   ------------
Net Cash provided by (used in)
     discontinued operations............................     107,000       (354,000)
                                                        ------------   ------------

Net Cash provided by (used in)
     operating activities...............................  (2,956,000)    (1,774,000)
                                                        ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...............................    (649,000)      (778,000)
     Disposal and transfer of property..................      59,000              -
     Cash acquired from acquisitions....................   7,560,000         37,000
     Distribution of retained earnings (by EMT owners
       prior to merger).................................                   (121,000)
     Acquisitions.......................................  (2,339,000)             -
                                                        ------------   ------------
Net Cash provided by (used in) investing activities.....   4,631,000       (862,000)

NET CASH FROM FINANCING ACTIVITIES:
     Borrowing from debt................................     648,000      1,684,000
     Payments on debt...................................  (2,040,000)      (198,000)
     Payments under line of credit agreement............
     Proceeds - Common Stock, net.......................     173,000
     Proceeds - Stock Options, net......................      35,000        491,000
                                                        ------------   ------------
Net Cash provided by (used in) financing activities.....  (1,184,000)     1,977,000

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS...................................     491,000       (659,000)
CASH AND CASH EQUIVALENTS, at
     beginning of period................................     150,000      1,117,000
                                                        ------------   ------------

CASH AND CASH EQUIVALENTS, at end of period.............$    641,000   $    458,000
                                                        ============   ============


                    TRANSCEND SERVICES, INC. AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996


(1) The unaudited financial information furnished herein in the opinion of management reflects all adjustments (which are of a normal recurring nature) which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1995. Footnote disclosure which would substantially duplicate the disclosure contained in those documents have been omitted.

(2) On January 10, 1995, the Company acquired a Georgia Corporation then known as "Transcend Services, Inc." by the merger of Transcend Services into First Western Health Corporation (the "Merger"). The Merger was treated for financial accounting purposes as the acquisition of the Company by the former Transcend Services and the historical financial statements of the former Transcend Services have become the financial statements of the Company and include the businesses of both companies after the effective
     date of the merger.   On May 31, 1995, Transcend Services, Inc., a
     California corporation following its January 10, 1995 merger into TriCare, and Veritas Healthcare Management, a California corporation owned by TriCare, merged into the TriCare corporation, whose name was then changed to "Transcend Services, Inc."

(3) Net loss per common share has been computed based on the weighted number of the Company's common shares and common share equivalents (dilutive stock options) outstanding. The common stock equivalents related to stock options were not included in the computation due to their anti-dilutive effect.

(4) On June 19, 1996, Transcend Services, Inc. acquired the stock of Greiner's Medical Transcription, Inc. ("GMT"), a California corporation, under the pooling of interests method of accounting. Historical financial statements have not been restated to reflect the combined operations of Transcend and GMT because the impact of such restatement is considered to be immaterial by the Company. The consolidated Balance Sheet as of June 30, 1996, however, does include the consolidated assets of Transcend and GMT.

(5) On June 28, 1996, Transcend Services, Inc. acquired the stock of Express Medical Transcription, Inc. ("EMT"), a Utah corporation, under the pooling of interests method of accounting. Financial statements have been restated to reflect the combined operations of Transcend and EMT.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Transcend Services, Inc. (the "Company" or "Transcend") is a healthcare services company focused on the emerging field of healthcare information management ("HIM") services to hospitals and other associated healthcare providers. The Company provides a range of HIM services, including: (i) contract management ("outsourcing") of the healthcare information or medical records function, as well as the admissions function; (ii) transcription of physician dictated medical notes; and (iii) consulting services relating to medical records and reimbursement coding. As of June 30, 1996, the Company operated, on a contract management basis, the medical records and certain other HIM functions of 18 general acute care hospitals located in 11 states and the District of Columbia. The Company also provides case management and disability management services to insurance carriers, third party administrators and self-insured employers.

The Company intends to expand the range of its contract management services to include management of other functional areas of hospitals, such as management of patient access (admissions), utilization review, quality assurance and the business office. The Company presently provides full contract management outsourcing services in the admissions departments for five of the 18 hospitals it manages. The Company is actively seeking to provide this expanded range of services to its current and future hospital customers. The Company also provides, through outsourcing as well as other contracts, medical records transcription services through computer and telephone links from centralized facilities to approximately 130 hospital customers.

Approximately 3,000 hospitals in the United States have more than 100 beds and constitute the Company's first tier of market opportunity. The Company currently has contract management contracts covering the medical records departments of 18 hospitals ranging in bed size form 56 beds to 541 beds, with an average contract size of approximately $1.3 million per annum. The initial terms of the Company's current contracts range from two to five years and are generally terminable without cause upon expiration of the initial term or for cause at any time during the initial term thereof. The Company's existing contracts currently have remaining terms ranging from approximately one to five years. Due to its limited operating history in medical records management, the Company is unable at the present time to assess or predict its contract renewal rate.

The Company negotiates its contract management fees on a fixed installment basis which represent, at contract inception, an immediate savings to the contracting hospital as compared to its historical costs. In the early term of such contracts, the Company's expenses in providing the contract services remain relatively high (as a percentage of contract revenue received), as set-up and training costs are incurred, new procedures are implemented and departmental reorganizations are initiated. Completion of such steps should result in lower operating expenses, which in turn should increase the profit margin on a constant revenue stream over time. Due to the Company's limited operating history in the contract management business, however, there can be no assurances that operating expenses will sufficiently decrease over the life of such contracts to achieve profitability.

The Company is considering an alternative volume-based pricing structure based upon a hospital's activity levels such as weighted average number of annual patient discharges, or a "per member per month" ("PMPM") capitated pricing option similar to current pricing mechanisms used by managed healthcare groups. The

Company has signed one contract based on a volume oriented pricing structure tied to weighted annual patient discharges. There is an opportunity to realize higher margins on an activity-based pricing structure. The principal advantage of a volume based pricing mechanism is that as a hospital's volume of business increases, the Company's revenues will increase at a faster rate than operating expenses. However, if a customer's business volume decreases, the Company's revenues will also decrease at a faster rate than its operating expenses.

The Company is typically paid for its transcription services on a production basis at rates determined on a per-line or per character transcribed basis. Where transcription services are included as part of the services provided in the Company's outsourcing contracts, however, the services are provided by the Company as part of a set contract fee. The Company is paid for its consulting and coding services on a negotiated fee for service basis. In addition, the Company is paid for its healthcare case management services primarily on an hourly basis.

On January 10, 1995, TriCare acquired a Georgia corporation then known as "Transcend Services, Inc." by the merger of Transcend Services into a
subsidiary of the Company (the "Merger").   The  Merger was treated for
financial accounting purposes as the acquisition of the Company by the former Transcend Services and the historical financial statements of the former Transcend Services have become the financial statements of the Company and include the business of both companies after the effective date of the Merger.

RESULTS OF OPERATIONS

The Company's net loss for the quarter and six months ended June 30, 1996 were $692,000 and $1,215,000, respectively. Management believes that the Company's losses are primarily attributable to the significant expenses incurred by the Company to build a sales and management organization of a size necessary to support an increased number of outsourcing contracts and the expansion of the Company's services to healthcare institutions. For the quarter and six months ended June 30, 1996, the Company's marketing and sales expenses were $594,000 and $1,235,000 , respectively, and the Company's general and administrative expenses amounted to $1,310,000 and $2,432,000, respectively. The build-up of the Company's management infrastructure has been necessary in order for the Company to manage the planned growth in its outsourcing business and will allow it to grow revenues significantly from current levels without increasing selling, general and administrative costs by the same proportion, as is illustrated in the 1996 quarterly and six month comparisons detailed below. At the present time, the Company's revenues are not sufficient to support these expenses and generate profits. The Company will be required to increase its revenues from contract management and other services and effectively manage its costs to achieve profitability. In addition, the Company's pricing mechanism on most of its outsourcing contracts requires the Company to increase operating efficiencies over the life of the contract in order to increase profit margins. The Company will also be required to procure a critical mass of such contracts and be able to renew such outsourcing contracts to the level needed to become profitable.

QUARTER ENDED JUNE 30, 1996 COMPARED TO QUARTER ENDED JUNE 30, 1995

Total revenues for the Company increased from $5,640,000 for the quarter ended June 30, 1995 to $10,580,000 for the quarter ended June 30, 1996, an increase of 87.6%. Contract management revenues were the largest single service class revenue source for the Company in each of these three month periods representing 48.8% of total revenues in the 1995 quarter and 56.6% in the 1996 quarter. Contract management revenues increased from $2,751,000 in the quarter ended June 30, 1995 to $5,986,000 in the quarter ended June 30, 1996, an increase of 117.6%. Medical transcription revenues were the second largest source of revenues for the Company for the quarters ended June 30, 1995 and 1996, representing 33.2% of total revenues in the 1995 quarter and 26.1% in the 1996 quarter. Medical transcription revenues grew from $1,873,000 in the quarter ended June 30, 1995 to $2,766,000 in the quarter ended June 30, 1996, an increase of 47.7%. Consulting and coding revenues represented 2.5% of the Company's total revenues for the quarter ended June 30, 1995 and 2.1% of the Company's total revenues for the quarter ended June 30, 1996. Consulting and coding revenues increased 48.9% from $143,000 in the quarter ended June 30, 1995 to $213,000 in the quarter ended June 30, 1996. Case management revenues represented 15.5% of the Company's total revenues in the quarter ended June 30, 1995 as compared to 8.9% in the quarter ended June 30, 1996. Case management revenues grew from $873,000 in the quarter ended June 30, 1995 to $937,000 in the quarter ended June 30, 1996, an increase of 7.3%. The Company also realized revenue of $678,000, or 6.4% of the quarter's total revenue, from the sale of its TransChart imaging system to a hospital customer. There were no revenues in the 1995 quarter from this source.

The increase in total revenues for the quarter ending June 30, 1996, as compared to the quarter ended June 30, 1995, is primarily attributable to (i) contract management outsourcing revenues of approximately $2,649,000 related to six contract management contracts signed in the quarter ended September 30, 1995; revenues of approximately $938,000 related to two contracts which were signed in the quarter ended March 31, 1996, and revenues of approximately $141,000 related to contracts signed in the quarter ended June 30, 1996; (ii) increased medical transcription revenues primarily as a result of strong internal growth in existing offices; and (iii) the revenue recognition of $678,000 from the Company's sale of its TransChart imaging product to a hospital customer.

Gross profit increased 113.5% to $1,396,000 for the quarter ended June 30, 1996 from $654,000 in the second quarter of the prior year. Gross profit as a percentage of revenues increased to 13.2% for the three months ended June 30, 1996 from 11.6% in the same prior year period. This increase was primarily attributable to the contract management outsourcing division which expanded its gross margin from 13.5% in 1995 to 15.8% in 1996, as a result of increased efficiencies and lower operating costs following the Company's re-engineering efforts, and the medical transcription business which expanded its gross margins from 11.1% in the quarter ended June 30, 1995, to 12.1% in the quarter ended June 30, 1996. The margin improvement in transcription is a result of increased efficiencies and lower operating costs following the continued deployment of digital technology and the improved productivity of the Company's transcriptionists. The Company's overall gross margin was further enhanced in the 1995 to 1996 quarter comparison by the increase in case management's gross profit margin from 18.0% for the quarter ended June 30, 1995 to 19.9% for the quarter ended June 30, 1996. This gain in case management gross margin is the result of increased operating efficiencies and lower direct costs across a larger customer base.

Marketing and sales expenses increased 1.2% to $594,000 in the three months ended June 30, 1996 from $587,000 in the prior year period and decreased as a percentage of revenues to 5.6% for the quarter ended June 30, 1996 from 10.4% for the quarter ended June 30, 1995. The decrease in sales and marketing expenditures as a percentage of revenues is attributable to the Company's investment in a national sales force and marketing program in 1995 which has led to a significant increase in sales without a meaningful increase in marketing
and sales expenditures.   As revenues increase, marketing and sales expenses, as
a percentage of revenues, should continue to decline.

General and administrative expenses of $1,310,000 for the three months ended June 30, 1996 represented an increase of 1.7% over the $1,288,000 expended in the same prior year period, but these expenditures significantly decreased as a percentage of revenues. The decline in general and administrative expenses from

22.8% to 12.4% of revenues (in the quarter-to-quarter comparison) is a result of the Company maintaining a stable management structure that was built to accommodate considerable growth. As revenues increase, general and administrative expenses, as a percentage of revenues, should continue to decline.

The Company's loss from operations decreased to $640,000 for the quarter ended June 30, 1996 from $1,388,000 in the second quarter of the prior year period.

Other expenses increased to $52,000 for the quarter ended June 30, 1996 as compared to other income of $1,000 for the quarter ended June 30, 1995, primarily due to the impact of interest expense incurred in connection with the August 15, 1995 private placement of 8% Subordinated Convertible Debentures.

SIX MONTHS  ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Total revenues for the Company increased from $10,657,000 for the six months ended June 1995 to $19,268,000 for the six months ended June 30, 1996, an increase of 80.8%. Contract management revenues were the largest single service class revenue source for the Company in each of these six month periods representing 52.1% of total revenues in the 1995 period and 58.6% in the 1996 period. Contract management revenues increased from $5,557,000 in the six months ended June 30, 1995 to $11,283,000 in the six months ended June 30, 1996, an increase of 103.0%. Medical transcription revenues were the second largest source of revenues for the Company for the six months ended June 30, 1995 and 1996, representing 30.0% of total revenues in the six month period ended June 30, 1995 and 24.7% in the six month period ended June 30, 1996. Medical transcription revenues grew from $3,201,000 in the six months ended June 30, 1995 to $4,767,000 in the six months ended June 30, 1996, an increase of 48.9%. Consulting and coding revenues represented 2.9% of the Company's total revenues for the six months ended June 30, 1995 and 2.2% of the Company's total revenues for the six months ended June 30, 1996. Consulting and coding revenues increased 43.0% from $302,000 in the six months ended June 30, 1995 to $432,000 in the six months ended June 30, 1996. Case management revenues represented 15.0% of the Company's total revenues in the six months ended June 30, 1995 as compared to 10.9% in the six months ended June 30, 1996. Case management revenues grew from $1,597,000 in the six months ended June 30, 1995 to
$2,108,000 in the six months ended June 30, 1996, an increase of 32.0%.   The
Company also realized revenues of $678,000, or 3.5% of the six months ended June 30, 1996 total revenues, from the sale of its TransChart imaging system to a hospital customer. There were no revenues in the comparable six months ended June 30, 1995 period from this source.

The increase in total revenues for the six months ended June 30, 1996, is primarily attributable to (i) contract management outsourcing revenues of approximately $5,257,000 related to six contract management contracts signed in the second half of fiscal year 1995 and revenues of approximately $1,349,000 related to three contracts which were signed in the six months ended June 30, 1996; (ii) increased medical transcription revenues primarily as a result of strong internal growth in existing offices, as well as having Medical Transcription of Atlanta, Inc.'s ("MTA") results included for the full six month period ended June 30, 1996 versus approximately half of the six month period ended June 30, 1995; and (iii) the revenue recognition of $678,000 from the Company's sale of its TransChart imaging product to a hospital customer.

Gross profit increased 124.0% to $2,824,000 for the six months ended June 30, 1996 from $1,259,000 in the first six months of the prior year. Gross profit as a percentage of revenues increased to 14.7% for the six months ended June 30,
1996 from 11.8 % in the same prior year period.   This increase was primarily
attributable to the contract management outsourcing division which expanded its gross margin from 13.5% in 1995 to 16.1% in 1996 as a result of increased efficiencies and lower operating costs following the Company's re-engineering efforts, and the medical transcription business which expanded its gross margins from 13.8% in the six months ended June 30, 1995, to 14.3% in the six months ended June 30, 1996. The margin improvement in transcription is a result of increased efficiencies and lower operating costs following the continued deployment of digital technology and the improved productivity of the Company's transcriptionists. The Company's overall gross margin was further enhanced in the 1995 to 1996 six months comparison by the increase in case management's gross profit margin from 16.0% for the six months ended June 30, 1995 to 24.0% for the six months ended June 30, 1996. This gain in case management gross margin is the result of increased operating efficiencies and lower direct costs across a larger customer base.

Marketing and sales expenses increased 20.6% to $1,235,000 in the six months ended June 30, 1996 from $1,024,000 in the prior year period and decreased as a percentage of revenues to 6.4% for the six months ended June 30, 1996 from 9.6% for the six months ended June 30, 1995. The decrease in sales and marketing expenditures as a percentage of revenues is attributable to the Company's investment in a national sales force and marketing program in 1995 which has led to a significant increase in sales without a meaningful increase
in marketing and sales expenditures.   As revenues increase, marketing and sales
expense, as a percentage of revenues, should decline.

General and administrative expenses of $2,432,000 for the six months ended June 30, 1996 were approximately equal to the $2,449,000 expended in the same prior year period, representing a significant decrease in these expenditures as a percentage of revenues. The decline in general and administrative expenses from 22.9% to 12.6% of revenues (in the June 30, 1995 to June 30, 1996 comparison) is a result of the Company's investment over the past 18 to 24 months in building the corporate structure necessary to support the Company's growth needs for the reasonably foreseeable future. As revenues increase, general and administrative expenses, as a percentage of revenues, should decline.

The Company's loss from operations decreased to $1,120,000 for the six months ended June 30, 1996 from $2,526,000 in the first six months of the prior year period.

Other expenses increased to $95,000 for the six months ended June 30, 1996 as compared to other income of $38,000 for the six months ended June 30, 1995, primarily due to the impact of interest expense incurred in connection with the August 15, 1995 private placement of 8% Subordinated Convertible Debentures.

DISCONTINUED OPERATIONS

At June 30, 1996, the net assets of the discontinued operations of the Company's healthcare subsidiaries, First Western and Veritas, both of which ceased operations as of April 30, 1993, were $3,247,000, including deferred legal costs related to the Lawsuit of $879,000 (see "Legal Proceedings") and $2,368,000 in net accounts receivable. The collection liabilities of First Western and Veritas
have been deducted in determining net accounts receivable.   For the six months
ended June 30, 1996, there was $393,000 in prepaid legal fees and expenses accounted for as an increase in net assets related to the discontinued operations. In October, 1995, the Company sold approximately 38% of the gross accounts receivable to a third party with which the Company has also contracted with to service and manage the remaining accounts receivable balance for a set fee. The net accounts receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies for applicant medical/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former subsidiaries, First Western Health Corporation and Veritas
Healthcare Management.   The Company expects to collect the accounts receivable
from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with the third party for servicing and managing the remaining accounts receivable balance. Payment of a portion of the remaining gross receivables, however, is contested by the insurance companies. The collection of these contested accounts receivable is therefore subject to resolution by the California Workers Compensation Appeals Board, an administrative body charged with determining an insurance company's liability for the payment of medical/legal evaluation services. In estimating net accounts receivable, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution by the California Workers Compensation Appeals Board of the collectibility of the disputed portion of the receivables. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations on an on-going basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the asset.

In September 1994, the Company sold substantially all the assets and liabilities of its wholly-owned subsidiary, Occu-Care, which operated industrial medical clinics, to AmHealth, Inc. ("AmHealth") for a price of $4,000,000. The purchase price included $1,500,000 in cash paid at closing and the issuance of two promissory notes bearing interest at 8% per annum. AmHealth defaulted on the first interest payments on the two notes and on December 30, 1994, the Company agreed to exchange the notes receivable of $2,500,000 for 2,500,000 shares of convertible redeemable preferred stock with a 6.5% cumulative dividend. In conjunction with the Merger on January 30, 1995, the Company recorded these securities at $2,050,000, which was the Company's estimate of fair market value (using a discounted cash flow approach). AmHealth defaulted on a December 1, 1995 mandatory redemption of a portion of the preferred stock.

On May 10, 1996, AmHealth executed a definitive agreement with CORE, Inc., a public company, pursuant to which CORE would purchase for cash substantially all the assets of AmHealth in a transaction expected to close by July, 1996. In anticipation of the consummation of the foregoing transaction, on June 17, 1996, the Company executed a definitive settlement agreement pursuant to which AmHealth has agreed to pay the Company the sum of $2,050,000 (the carrying value of the asset) and $5,287 in attorney's fees in full satisfaction of AmHealth's obligation to the Company arising out of the sale of all of the assets and liabilities of Occu-Care, Inc. Under the terms of the settlement agreement, the Company agreed to extend the maturity of the note through July 31, 1996 and to accept payment under the note simultaneously with the closing of the acquisition of AmHealth by CORE. The Company dismissed its lawsuit against AmHealth, filed on June 5, 1996 for breach of AmHealth's mandatory redemptive obligation on the $2.5 million owed to the Company, without prejudice on June 26,1996. The consummation of the settlement will not represent a gain or loss to the Company.

On or about July 23, 1996, CORE announced that it had terminated its agreement to purchase, for cash, substantially all of the assets of AmHealth, citing market conditions related to a public offering of stock by CORE. Since CORE's decision to terminate the AmHealth Agreement, the Company has been investigating several different means by which to ultimately collect its monies due, as an unsecured creditor, from AmHealth. AmHealth officials report that AmHealth is running cash flow positive, prior to debt service, and that it is currently negotiating with some of its secured creditors to determine future actions. The Company continues to assess the probability of ultimately collecting the AmHealth debt as it receives more information from AmHealth officials and there can be no assurance that the Company will be paid all, or in part, of the obligation due from AmHealth.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1996, continuing operations produced negative cash flows of $1,420,000, compared to negative cash flows of $3,063,000 for the six months ended June 30, 1995. In 1996, cash has been used primarily to (i) continue funding the Company's operating losses; (ii) make capital expenditures, primarily in the Company's transcription division; and (iii) continue to fund the Company's civil litigation action against certain insurance carriers. In 1995, cash was also used to finance the Company's two acquisitions, made in January and April of 1995.

Discontinued operations provided cash of $107,000 for the six months ended June 30, 1995 and required cash of $354,000 in the first six months of 1996. The primary reason for this use of cash, in the first six months of 1996, is due to the increase in payments of legal expenses related to the lawsuit of the Company against certain insurance companies, which is accounted for as an increase in net assets related to discontinued operations in the first six months of 1996. The net accounts receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies for applicant medical/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former subsidiaries, First Western Health Corporation and Veritas
Healthcare Management.    The Company expects to collect the accounts receivable
from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with a third party for servicing and managing the remaining accounts receivable balance. See "Discontinued Operations."

The Company's working capital position decreased during the six months ended June 30, 1996 from $604,000 at December 31, 1995 to a deficit of ($479,000) at June 30, 1996. This decrease in the Company's working capital arises from a combination of several factors including the financing from current cash sources of capital expenditures for equipment of $778,000 during the first six months of 1996 and the continued funding of losses from the Company's operations. The Company has established two credit facilities, described below, to help fund its operations. Although the Company has negative cash flow, the Company's accounts receivable turn faster than related payables, allowing the Company to operate and grow its business. Under the terms of its contract management fixed-fee pricing schedules, the Company receives the annual fee in advance monthly payments (due on the first day of the month), prior to actually incurring any of the month's fixed and/or variable operating expenses. This results in accounts receivable for contract management turning in approximately seven days. The Company also receives an up-front implementation fee prior to incurring any costs associated with actual start-up of a contract management site.

The Company's investing activities led to a use of cash of $2,929,000 in the first six months of 1995 compared to $862,000 in the first six months of 1996. The Company's principal uses of cash for investment purposes are for capital expenditures and acquisitions. The Company does not currently have any material commitments for capital expenditures.

In 1995, the Company expended $1,232,000 in cash to acquire the two medical transcription businesses, International Dictating Services, Inc. ("IDS") and MTA. In connection with these acquisitions, on August 15, 1995, the Company raised $2 million in cash through the private placement of 8% Subordinated Convertible Debentures. The Debentures are unsecured and are subordinated to all other debt of the Company. The interest rate on the Debentures is 8%, payable semi-annually, and the principal amount is due in full on August 15, 2000. The Debentures are convertible into Common Stock by the holder at any time prior to August 15, 2000 at a rate of 286 shares of Common Stock for each $1,000 in principal and are convertible by the Company at any time when the Common Stock trades at $10.50 per share for 30 consecutive trading days. The Company may redeem the Debentures at any time upon a minimum of a 30 day but no more than 60 day notice to the holder of the Debenture.

For the six months ended June 30, 1996, financing activities provided $1,977,000, primarily from the proceeds on the exercise of incentive stock options, $491,000, and the utilization of credit facilities (as described in detail in the following paragraph) in the amount of $1,486,000.

On April 30, 1996, the Company established two separate credit-facilities with Silicon Valley East (Wellesley, Massachusetts) a division of Silicon Valley Bank, a California-chartered bank (Santa Clara, CA). The aggregate credit available (under both facilities) is $5.75 million. The banking facilities are secured by all of the Company's assets. One of the facilities is a $5.0 million working capital credit line under which the Company may borrow a certain percentage of its accounts receivable balance, subject to an initial cap of $3.0 million that was to be removed if the Company realized net income of at least $50,000 in the quarter ended June 30, 1996. Because the Company recognized a loss in the second quarter, this facility remains capped at $3.0 million. The second facility is a $750,000 term facility set up to help the Company meet any of its capital investment requirements in the near term which include the purchase of computers and transcription related equipment. This term note is subject to an initial cap of $250,000, with the cap being removed during such periods that the Company maintains a debt service ratio of 1.5 to 1.0, where debt service is defined as earnings before interest and taxes plus depreciation and amortization, divided by total interest plus current portion of long-term debt. As of June 30, 1996 the Company was not maintaining the required debt service ratio. As of June 30, 1996 total borrowings under both facilities totaled $1,673,044. The stated interest rate on the working capital facility is prime plus 0.5 percent and the stated interest rate on the term loan is prime
plus 1.0%.   Both of these facilities will mature on April 30, 1997.

The Company anticipates that cash on hand, together with internally generated funds and cash collected from discontinued operations, will not be sufficient to finance continuing operations, make capital investments, and fund its civil litigation action against certain insurance carriers over the next six months. Therefore, the Company is currently pursuing various alternatives to provide additional cash resources to allow the Company to (i) continue its rapid growth,
(ii) achieve profitability during the second half of 1996, and (iii) continue to fund its civil litigation against certain insurance carriers.


IMPACT OF INFLATION

Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company's ability to increase prices and/or lower expenses in amounts offsetting inflationary cost increases.

                         PART II -- OTHER INFORMATION

                                    ITEM 1.

                               LEGAL PROCEEDINGS

The Company is subject to certain claims in the ordinary course of business which are not material.

On September 17, 1993, the Company and its healthcare subsidiaries, First Western Health Corporation and Veritas Healthcare Management, and the physician-owned medical groups, FWHC Medical Group, Inc. and Veritas Medical Group, Inc., which had contracts with the healthcare subsidiaries, initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against twenty-two of the largest California workers' compensation insurance carriers, which lawsuit was subsequently amended to name 16 defendants (including State Compensation Insurance Fund, Continental Casualty Company, California Compensation Insurance Company, Zenith National Insurance Corporation and Pacific Rim Assurance Company). The action seeks $115 million in compensatory damages plus punitive damages. The plaintiffs claim abuse of process, intentional interference with contractual and prospective economic relations, negligent interference and unlawful or unfair business practices which led to the discontinuation, in April 1993, of the former business of the Company's healthcare subsidiaries and their contracting associated medical groups (the "Lawsuit"). The claims arise out of the Company's former business, which prior to the merger with Transcend Services, Inc., included the business of providing medical/legal evaluations and medical treatment services (in association with managed medical groups) in the workers' compensation industry in California. Seven defendants in the Lawsuit have filed cross complaints against the plaintiffs seeking restitution, accounting from the plaintiffs for monies previously paid by the defendants, disgorgement of profits, injunctive relief, attorney's fees and punitive damages, based upon allegations of illegal corporate practice of medicine, illegal referral arrangements, specific statutory violations and related improper conduct. The case is presently in the early stages of discovery. The defendants have filed various motions to dismiss and other motions seeking the failure of the plaintiffs' cause of action, none of which have been successful. The Company and its council do not believe that it is likely that the Company will be held liable on any of the cross complaints; however, there can be no assurance that the Company will be successful in the defense of the cross complaints. In addition, there can be no assurance as to the recovery by the Company of the damages sought in its complaint against the defendants. The costs associated with the conduct of the Lawsuit cannot be ascertained with certainty but are expected to be substantial, and the Company has to date deferred such costs until resolution of the litigation. Based upon facts and circumstances known to date, in the opinion of management, final resolution of the Lawsuit will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

On June 22, 1995, an action was filed by Timothy S. Priest in his capacity as administrator of the estate of Robert V. Taylor against Carol Brown, Debbie Ostwald, the Company's subsidiary Sullivan, and Fireman's Fund Insurance Company, in the Circuit Court of Franklin County, Tennessee, alleging breach of duty to provide reasonably competent nursing care to an injured individual. The plaintiff demands compensatory damages in the amount of $1 million and punitive damages in the amount of $2 million, plus costs. Management of the Company believes that the Company has meritorious defenses to the allegations and intends to vigorously contest liability in this matter. At the present time, management of the Company cannot predict the outcome of this litigation, but it does not believe that the litigation will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

                                     ITEM 4
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Stockholders on April 30, 1996. At such meeting, the following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified:

                         VOTES      VOTES
                          FOR      WITHHELD
                       ----------  --------

Donald L. Lucas        17,346,871    19,005
Larry G. Gerdes        17,342,461    23,415
George B. Caldwell     17,346,971    18,905
Walter S. Huff, Jr.    17,346,971    18,905
Charles E. Thoele      17,346,971    18,905

In addition, stockholders ratified the appointment of Arthur Andersen, LLP as independent accountants for the Company for the year ending December 31, 1996 with 17,342,256 votes FOR, 11,550 Votes AGAINST, and 12,070 ABSTAINING.

(b) The Company held a Special Meeting of Stockholders on June 5, 1996 for the purpose of amending the Company's 1992 Stock Option Plan, As Amended to increase the number of shares available for issuance under the plan by 400,000 shares from 1,600,000 shares to 2,000,000 shares. The results of voting with respect to this proposal were as follows: 11,201,414 voted FOR, 452,449 shares voted AGAINST, and 38,533 shares ABSTAINING. The amendment to the Plan was approved by stockholders.

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     4.1*    Loan and Security Agreement, $5,000,000 Working Capital Line and
             $750,000 Equipment Line, provided by Silicon Valley Bank to
             Transcend Services, Inc.
     4.2*    Working Capital Note
     4.3*    Equipment Term Note
     4.4*    Warrant to Purchase Common Stock
     4.5*    Silicon Valley Bank Antidilution Agreement
     4.6*    Silicon Valley Bank Registration Rights Agreement
     11      Statement Re Computation of Per Share Earnings
     27.1    Financial Data Schedule

     *       To be filed in Amendment No. 1 to this Report.

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 1996:

     1. Amendment No. 2 on Form 8-K/A dated May 30, 1996 to Current Report on Form 8-K dated May 2, 1995, filing certain financial statements related to 1995 acquisitions

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 13, 1996          By:/S/ Larry G. Gerdes
                                  -------------------------------
                                  Larry G. Gerdes
                                  President, Chief Executive Officer
                                  (Principal Executive Officer)



Date: August 13, 1996          By:/S/ David W. Murphy
                                  --------------------------------
                                  David W. Murphy
                                  Chief Financial Officer
                                  (Principal Financial Officer)