Form 10-Q/A
period 1996-06-30
TRANSCEND SERVICES INC
filed 1996-08-16
CIK 858452

                          SECURITIES AND EXCHANGE COMMISSION         The following item
                               WASHINGTON, D.C.  20549               was the subject of
                                                                     a Form 12b-25 and
                                   FORM 10-Q/A                       is included herein:
                                  AMENDMENT NO. 1                    Item 6
                                       TO

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
     June 30, 1996                                             0-18217


                            TRANSCEND SERVICES, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             33-0378756
- -------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3353 Peachtree Road, N.E., Suite 1000, Atlanta, Georgia                 30326
- -------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:        (404) 364-8000
                                                   --------------------------
Not applicable
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes      X                                 No
              -----------                               ------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Common Stock, par value $.01 per share              18,753,172 shares
- ----------------------------------------------    ------------------------------
                      Class                       Outstanding at August 14, 1996

         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996:

(List all such items, financial statements, exhibits or other portions amended)


                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         4.1   Loan and Security Agreement, $5,000,000 Working Capital Line and
               $750,000 Equipment Line, provided by Silicon Valley Bank to
               Transcend Services, Inc .
         4.2   Working Capital Note
         4.3   Equipment Term Note
         4.4   Warrant to Purchase Common Stock
         4.5   Silicon Valley Bank Antidilution Agreement
         4.6   Silicon Valley Bank Registration Rights Agreement
         11    Statement Re Computation of Per Share Earnings
         27.1  Financial Data Schedule

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 1996:

         1. Amendment No. 2 on Form 8-K/A dated May 30, 1996 to Current Report on Form 8-K dated May 2, 1995, filing certain financial statements related to 1995 acquisitions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    TRANSCEND SERVICES, INC.



Dated:  August 16, 1996             By:  /s/ David W. Murphy
                                        -------------------
                                        David W. Murphy
                                        Chief Financial Officer