Form 10-Q
period 1996-09-30
TRANSCEND SERVICES INC
filed 1996-11-14
CIK 858452

--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



MARK ONE
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996

                                      OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


      For the transition period from ________________ to _______________

                        Commission File Number 0-18217



                           TRANSCEND SERVICES, INC.
            (Exact name of registrant as specified in its charter)



               DELAWARE                                     33-0378756
     (State or other jurisdiction of                      (I.R.S Employer
     incorporation or organization)                      Identification No.)

        3353 PEACHTREE ROAD, N.E., SUITE 1000, ATLANTA, GEORGIA  30326
             (Address of principal executive offices and zip code)
      Registrant's telephone number, including area code: (404) 364-8000

                                Not applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

               Class                       Outstanding at October 31, 1996
               -----                       -------------------------------
     Common Stock, $.01 par value                    19,458,992

================================================================================

                                     INDEX

                                                                            PAGE
                                                                            ----
PART  I.  FINANCIAL INFORMATION


Item 1.   Financial Statements

            Consolidated Balance Sheets as of
            December 31, 1995 and September 30, 1996                         1

            Consolidated Statements of Operations for the
            Three Months and Nine Months Ended
            September 30, 1995 and 1996                                      2

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1995 and 1996                    3

            Notes to Consolidated Financial Statements                       4

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    5



PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                               15

Item 2.     Changes to Securities                                           16

Item 6.     Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                  17

EXHIBIT INDEX                                                               18

                        PART 1 - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                           TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                              December 31,          September 30,
                                                                                  1995                  1996
                                                                              ------------          -------------
                                                                                                     (Unaudited)
     ASSETS

CURRENT ASSETS:

   Cash and cash equivalents...............................................     $1,117,000             $1,640,000
   Accounts receivable, net................................................      3,165,000              3,146,000
   Prepaid expenses, supplies and other....................................        309,000                790,000
                                                                                ----------             ----------
         Total current assets..............................................      4,591,000              5,576,000

NET ASSETS RELATED TO DISCONTINUED
    OPERATIONS.............................................................      2,893,000              2,467,000
SECURITIES FROM AMHEALTH...................................................      2,050,000                350,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
   net of accumulated depreciation
   and amortization........................................................      1,767,000              2,462,000
OTHER ASSETS...............................................................        408,000                170,000
GOODWILL AND OTHER INTANGIBLE ASSETS,
   net of accumulated amortization.........................................      5,363,000              4,957,000
                                                                               -----------            -----------
 Total assets..............................................................    $17,072,000            $15,982,000
                                                                               ===========            ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt......................................    $   208,000            $    98,000
    Accounts payable.......................................................      1,268,000              1,347,000
    Accrued compensation and employee benefits.............................      1,570,000              1,460,000
    Other accrued liabilities..............................................        808,000                948,000
    Bank line of credit....................................................              -              2,118,000
    Note Payable...........................................................              -                 12,000
    Deferred income taxes..................................................        133,000                103,000
                                                                               -----------             ----------
         Total current liabilities.........................................      3,987,000              6,086,000

CONVERTIBLE DEBENTURES.....................................................      2,000,000              2,000,000
LONG TERM DEBT.............................................................        431,000                315,000
DEFERRED INCOME TAXES......................................................        543,000                541,000

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.01 par value:
         Authorized - 21,000,000 shares
         No shares outstanding
   Common Stock, $.01 par value:
       Authorized - 31,000,000 shares
       Issued and outstanding 18,113,000 shares at
       December 31, 1995 and 19,368,000  shares
       at September 30, 1996...............................................        183,000                325,000
   Additional paid-in capital..............................................     16,642,000             20,080,000
   Retained earnings (deficit).............................................     (6,715,000)           (13,365,000)
                                                                               -----------           ------------
          Total shareholders' equity.......................................     10,110,000              7,040,000
                                                                               -----------           ------------
          Total liabilities and shareholders' equity.......................    $17,072,000           $ 15,982,000
                                                                               ===========           ============

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                       Three Months Ended                      Nine Months Ended
                                          September 30,                          September 30,
                                       1995           1996                   1995           1996
                                       ----           ----                   ----           ----
SALES.............................    $7,412,000    $  8,701,000          $ 18,069,000      $ 27,969,000
DIRECT EXPENSES...................     6,023,000       7,880,000            15,421,000        24,324,000
                                      ----------    ------------          ------------      ------------
     GROSS PROFIT.................     1,389,000         821,000             2,648,000         3,645,000

MARKETING AND SALES EXPENSE.......       701,000         667,000             1,725,000         1,902,000
GENERAL AND ADMINISTRATIVE
 EXPENSES.........................     1,282,000       2,083,000             3,731,000         4,515,000
AMORTIZATION EXPENSE..............       165,000         129,000               478,000           406,000
WRITE DOWN OF AMHEALTH
 SECURITIES.......................             -       1,700,000                     -         1,700,000
                                       ---------     -----------           -----------       -----------
OPERATING LOSS....................      (759,000)     (3,758,000)           (3,286,000)       (4,878,000)

OTHER INCOME (EXPENSES):
   Interest Expense...............       (33,000)       (100,000)              (43,000)          (221,000)
   Interest Income................             -          15,000                47,000             41,000
        Other.....................                      (200,000)                    -           (200,000)
                                        --------       ---------               -------          ---------
TOTAL OTHER INCOME (EXPENSE)......       (33,000)       (285,000)                4,000           (380,000)

LOSS FROM CONTINUING OPERATIONS...      (792,000)     (4,043,000)           (3,282,000)        (5,258,000)

LOSS FROM DISCONTINUED OPERATIONS.            --       (1,272,000)                   --         (1,272,000)
                                       ----------     -----------           -----------        -----------

NET LOSS..........................     ($792,000)    ($5,315,000)          ($3,282,000)       ($6,530,000)
                                        =========     ==========            ==========         ===========

LOSS PER COMMON SHARE AND
   COMMON SHARE EQUIVALENT........
   Continuing Operations.                 ($0.04)         ($0.21)               ($0.18)           ($0.28)
   Discontinued Operations.........           --           (0.07)                   --           (  0.07)
                                        ---------      ----------            ----------         ---------

NET LOSS PER COMMON SHARE AND
    COMMON SHARE EQUIVALENT.......        ($0.04)         ($0.28)               ($0.18)           ($0.35)
                                        =========     ===========            ==========        ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                          18,078,000      18,990,000            17,973,000        18,510,000
                                       ==========      ==========            ==========        ==========


                    TRANSCEND SERVICES, INC. AND AFFILIATES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            Nine Months Ended
                                                        September 30,

                                                            1995         1996
                                                            ----         ----


CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss.................................................................   ($3,282,000)   ($6,530,000)

Adjustments to reconcile net loss to
     net cash used in operating activities:

Depreciation and amortization............................................       896,000      1,047,000
Write-down of AmHealh Securities.........................................             -      1,700,000
Loss related to Discontinued Operations..................................             -      1,272,000

Changes in assets and liabilities, net of acquisitions:
     Accounts receivable.................................................    (1,367,000)       187,000
     Prepaid expenses....................................................       (96,000)      (477,000)
     Deposits and other assets...........................................      (344,000)       242,000
     Accounts payable....................................................      (915,000)        64,000
     Accrued compensation and benefits...................................       734,000       (149,000)
     Accrued expenses....................................................      (121,000)       140,000
     Deferred income taxes...............................................       (35,000)       (30,000)
     Other...............................................................        91,000              -
                                                                           ------------   ------------
          Total adjustments..............................................    (2,053,000)       (23,000)
                                                                           ------------   ------------
Net Cash used in continuing operations...................................    (4,439,000)    (2,534,000)
                                                                           ------------   ------------
Net Cash used in discontinued operations.................................        89,000       (844,000)
                                                                           ------------   ------------

Net Cash provided by (used in)
     operating activities................................................    (4,350,000)    (3,378,000)
                                                                           ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures................................................      (878,000)    (1,110,000)
     Disposal of property................................................        60,000              -
     Cash acquired from acquisitions.....................................     7,560,000         37,000
     Distributions of retained earnings (by EMT owners prior to merger)..            --       (121,000)
     Acquisitions........................................................    (2,349,000)             -
                                                                           ------------   ------------
Net Cash provided by (used in) investing activities......................     4,393,000     (1,194,000)

NET CASH FROM FINANCING ACTIVITIES:
     Borrowing from debt.................................................       648,000      2,129,000
     Payments on debt....................................................    (2,067,000)      (298,000)
     Proceeds - Convertible Debentures...................................     2,000,000              -
     Proceeds - Common Stock and Warrants,  net..........................             -      2,447,000
     Proceeds - Stock Options, net.......................................       328,000        817,000
                                                                           ------------   ------------
Net Cash provided by (used in) financing activities......................       909,000      5,095,000

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS....................................................       952,000        523,000
CASH AND CASH EQUIVALENTS, at
     beginning of period.................................................       150,000      1,117,000
                                                                           ------------   ------------

CASH AND CASH EQUIVALENTS, at end of period..............................  $  1,102,000   $  1,640,000
                                                                           ============   ============


                    TRANSCEND SERVICES, INC. AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1996


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

(3) Net loss per common share for continuing operations and for discontinued operations have been computed based on the weighted average number of the Company's common shares outstanding plus common share equivalents. The common stock equivalents related to stock options were not included in the computation due to their anti-dilutive effect.

(4) On June 19, 1996, Transcend Services, Inc. acquired the stock of Greiner's Medical Transcription, Inc. ("GMT"), a California corporation, under the pooling of interests method of accounting. Historical financial statements have not been restated to reflect the combined operations of Transcend and GMT as the impact of the results was not material.

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

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's Securities and Exchange Commission filings.


Transcend Services, Inc. (the "Company" or "Transcend") is a healthcare services company focused on the emerging field of healthcare information management ("HIM") services to hospitals and other associated healthcare providers. The Company provides a range of HIM services, including: (i) contract management ("outsourcing") of the healthcare information or medical records function, as well as the admissions function; (ii) transcription of physician dictated medical notes; and (iii) consulting services relating to medical records and reimbursement coding. As of September 30, 1996, the Company operated, on a contract management basis, the medical records and certain other HIM functions of 18 general acute care hospitals located in 11 states and the District of Columbia. The Company also provides case management and disability management services to insurance carriers, third party administrators and self-insured employers.

The Company intends to expand the range of its contract management services to include management of other functional areas of hospitals, such as management of patient access (admissions), utilization review, quality assurance and, longer term, the business office. The Company presently provides full contract management outsourcing services in the admissions departments for three of the 18 hospitals it manages. The Company is seeking to provide this expanded range of services to its current and future hospital customers. The Company also provides, through outsourcing as well as other contracts, medical records transcription services through computer and telephone links from centralized facilities to approximately 130 hospital customers.

Approximately 3,000 hospitals in the United States have more than 100 beds and constitute the Company's first tier of market opportunity. The Company currently has contract management contracts covering the medical records departments of 18 hospitals ranging in bed size form 56 beds to 541 beds, with an average contract size of approximately $1.2 million per annum. The initial terms of the Company's current contracts range from two to five years and are generally terminable without cause upon expiration of the initial term or for cause at any time during the initial term thereof. The Company's existing contracts currently have remaining terms ranging from approximately one to four years. Due to its limited operating history in medical records management, the Company is unable at the present time to assess or predict its contract renewal rate.

The Company negotiates its contract management fees on a fixed installment basis which represent, at contract inception, an immediate savings to the contracting hospital as compared to its historical costs. In the early term of such contracts, the Company's expenses in providing the contract services remain relatively high (as a percentage of contract revenue received), as set-up and training costs are incurred, new procedures are implemented and departmental reorganizations are initiated. Completion of such steps should result in lower operating expenses, which in turn should increase the profit margin on a constant revenue stream over time; however, there can be no assurances that operating expenses will sufficiently decrease over the life of such contracts to achieve profitability.

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

The Company is also considering pricing its contract management contracts, where possible, to provide for more contingency sharing of either i) the one-time cash flow savings that the Company generates for its contract management customers through a reduction in gross days receivables outstanding due to the processing of bills being delayed in the medical records department and/or ii) increased revenues realized by hospital customers as a result of the Company's favorable impact (through enhanced coder and physician training) on the hospital's Case Mix Index (a measurement of the hospital's severity/acuity level for DRG reimbursements under Medicare). Of its 18 contracts as of September 30, 1996, only one contract was priced under a contingency sharing arrangement, and there can be no guarantee that the Company will be successful in pricing any of its future contracts in this manner.

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



RESULTS OF OPERATIONS

The Company's net loss for the quarter and nine months ended September 30, 1996 were $5,315,000 and $6,530,000, respectively, reflecting one-time, non-recurring losses from continuing and discontinued operations of approximately $4,172,000. The Company's losses are primarily attributable to the following: i) a one-time $1.7 million write-down of the AmHealth receivable due the Company for the sale of its Occu-care clinics in December, 1994, which receivable the Company determined to write-down following AmHealth's failed attempt to sell its clinics to CORE, Inc. in July, 1996; ii) the Company's decision to change its accounting for legal expenses and expense as incurred $1,272,000 of legal expenses from its civil lawsuit against certain insurance companies as a loss from discontinued operations rather than as a pre-paid asset carried on the Company's balance sheet (this accounting change was made primarily as a result of the SEC's comments and suggestions made in connection with the Company's attempt to raise additional capital through a public offering of common stock in May, 1996); iii) approximately $1.0 million in one-time charges incurred in connection with the

Company's internal reorganization and restructuring efforts in July and August of the third quarter ended September 30, 1996; and iv) approximately $200,000 of expenses incurred in connection with the Company's attempt to raise additional capital through a public offering of common stock in May, 1996.

The Company's revenues for the nine months ended September 30, 1996 were not sufficient to support the selling, general and administrative cost structure that had been built up in anticipation of the planned growth in its outsourcing, transcription and case management business units. Therefore, the Company initiated a reorganization of its business in July and August of 1996 that has resulted in a more streamlined sales and implementation effort and has lowered the Company's overall selling, general and administrative costs.

The Company will be required to increase its revenues from contract management and other services and effectively manage its costs on an on-going basis to achieve profitability. In addition, the Company's pricing mechanism on most of its outsourcing contracts requires the Company to increase operating efficiencies over the life of the contract in order to increase profit margins. The Company will also be required to procure a critical mass of such contracts and be able to renew such outsourcing contracts to the level needed to become profitable.

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

Total revenues for the Company increased from $7,412,000 for the quarter ended September 30, 1995 to $8,701,000 for the quarter ended September 30, 1996, an increase of 17.4%. Contract management revenues were the largest single service class revenue source for the Company in each of these three month periods, representing 50.5% of total revenues in the 1995 quarter and 52.8% in the 1996 quarter. Contract management revenues increased from $3,745,000 in the quarter ended September 30, 1995 to $4,606,000 in the quarter ended September 30, 1996, an increase of 23.0%. Medical transcription revenues were the second largest source of revenues for the Company for the quarters ended September 30, 1995 and 1996, representing 29.4% of total revenues in the 1995 quarter and 35.1% in the 1996 quarter. Medical transcription revenues grew from $2,182,000 in the quarter ended September 30, 1995 to $3,057,000 in the quarter ended September 30, 1996, an increase of 40.1%. Consulting and coding revenues represented 3.4% of the Company's total revenues for the quarter ended September 30, 1995 and 3.2% of the Company's total revenues for the quarter ended September 30, 1996. Consulting and coding revenues increased 10.7% from $253,000 in the quarter ended September 30, 1995 to $280,000 in the quarter ended September 30, 1996. Case management revenues represented 16.6% of the Company's total revenues in the quarter ended September 30, 1995 as compared to 8.7% in the quarter ended September 30, 1996. Case management revenues declined from $1,232,000 in the quarter ended September 30, 1995 to $757,000 in the quarter ended September 30, 1996, a decrease of 38.5%.

The increase in total revenues for the quarter ending September 30, 1996, as compared to the quarter ended September 30, 1995, is primarily attributable to
(i) contract management outsourcing revenues of approximately $814,000 related to six (6) contract management contracts signed in the fourth quarter of 1995 and year-to-date 1996 and ii) increased medical transcription revenues resulting from strong internal growth in existing locations and the acquisition of two
transcription businesses in June of 1996.   These increases were partially
offset by the decrease in case management revenues in the Company's wholly-owned subsidiary, Sullivan Health Management, which has sustained the loss of several key accounts over the 1996 fiscal year. In September, 1996, the Company hired an experienced sales and operations manager to serve as President of Sullivan and lead a re-building effort now underway to increase sales and improve the operations of Sullivan. Sullivan experienced a net loss from continuing operations for the quarter ended September 30, 1996.

Gross profit decreased 40.9% to $821,000 for the quarter ended September 30, 1996 from $1,389,000 in the second quarter of the prior year. Gross profit as a percentage of revenues decreased to 9.4% for the quarter ended September 30,
1996 from 16.6% in the same prior year period.   This decline was primarily
attributable to the contract management outsourcing division which experienced a decline from a 19.8% gross margin in the third quarter of 1995 to a 10.2% gross margin for the same period in 1996. This decrease was the result of i) increased operating expenses incurred in several contract management accounts and ii) increased costs associated with the termination of the Company's largest contract management outsourcing customer to date (Pinnacle Health System).
Also, the medical transcription business experienced a decline in its gross margins as a percentage of revenue in the third quarter from 21.3% in 1995 to 15.3% in 1996. The margin decline in transcription is a result of increased operating costs in several of the Company's transcription sites, including the one-time costs associated with opening a new branch location; the start-up costs incurred with implementing several new outsourcing contracts in transcription and the costs associated with the Company's recently acquired transcription companies in Salt Lake City (EMT) and Los Angeles (GMT). The Company's overall gross margin was further eroded in the 1995 to 1996 quarter comparison by the decrease in case management's gross profit margin from 17.8% for the quarter ended September 30, 1995 to 7.5% for the quarter ended September 30, 1996. This decline in case management (Sullivan) gross margin is the result of a higher case management operating cost structure in place while revenues declined. Sullivan's cost structure is being restructured to more closely match its current revenue stream.

Marketing and sales expenses decreased 4.9% to $667,000 in the three months ended September 30, 1996 from $701,000 in the prior year period and decreased as a percentage of revenues to 7.6% for the quarter ended September 30, 1996 from 9.5% for the quarter ended September 30, 1995. The decrease in sales and marketing expenditures as a percentage of revenues is attributable to i) the Company's investment in a national sales force and marketing program in 1995 which has led to an increase in total sales during fiscal 1996 without a meaningful increase in marketing and sales expenditures in fiscal year 1996; as revenues increase, marketing and sales expenses, as a percentage of revenues, should continue to decline, and ii) a higher level of sales commissions were paid out in the quarter ended September 30, 1995 compared to the September 30, 1996 quarter as six new contracts were signed in the third quarter of 1995.

General and administrative expenses of $2,083,000 for the three months ended September 30, 1996 represented an increase of 62.5% over the $1,282,000 expended in the same prior year period. The increase in general and administrative expenses from 17.3% to 23.9% of revenues (in the quarter-to-quarter comparison) is primarily a result of i) certain charges related to the Company's re-organization (i.e., one-time severance payments); ii) an increase in the Company's health insurance costs in 1996 vs. the same quarter comparison in 1995; and iii) other general cost increases. The Company believes that the re-organizations of its sales, operating and administrative functions undertaken in the third quarter of 1996 should result in a significant reduction of selling, general and administrative expenses in the near term and into 1997.

The Company's loss from continuing operations increased to $4,043,000 for the quarter ended September 30, 1996 from $792,000 in the third quarter of the prior
year period.   The loss from discontinued operations increased to $1,272,000 for the quarter ended September 30, 1996 from $0 in the third quarter of 1995 as a result of the charge for legal fees incurred in connection with the Company's civil lawsuit against certain insurance companies in the state of California.

Other expenses increased to $285,000 for the quarter ended September 30, 1996 as compared to other expense of $33,000 for the quarter ended September 30, 1995, primarily due to the impact of interest expense incurred in connection with i) the August 15, 1995 private placement of 8% Subordinated Convertible Debentures and

ii) the Company's borrowings against its working capital line of credit totaling $2,118,000 as of September 30, 1996. Also, the Company has expensed $200,000 in the third quarter of 1996 to cover all of its legal, accounting and printing costs incurred in connection with its May/June filing with the SEC to raise additional capital through a secondary offering of common stock. Due to adverse marketing conditions, the Company withdrew its offering in July in 1996, prior to marketing.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

Total revenues for the Company increased from $18,069,000 for the nine months ended September 1995 to $27,969,000 for the nine months ended September 30, 1996, an increase of 54.8%. Contract management revenues were the largest single service class revenue source for the Company in each of these nine month periods representing 51.5% of total revenues in the 1995 period and 56.8% in the 1996 period. Contract management revenues increased from $9,303,000 in the nine months ended September 30, 1995 to $15,889,000 in the nine months ended September 30, 1996, an increase of 70.8%. Medical transcription revenues were the second largest source of revenues for the Company for the nine months ended September 30, 1995 and 1996, representing 29.8% of total revenues in the nine month period ended September 30, 1995 and 28.0% in the nine month period ended September 30, 1996. Medical transcription revenues grew from $5,383,000 in the nine months ended September 30, 1995 to $7,824,000 in the nine months ended September 30, 1996, an increase of 45.3%. Consulting and coding revenues represented 3.1% of the Company's total revenues for the nine months ended September 30, 1995 and 2.5% of the Company's total revenues for the nine months ended September 30, 1996. Consulting and coding revenues increased 28.8% from $554,000 in the nine months ended September 30, 1995 to $712,000 in the nine months ended September 30, 1996. Case management revenues represented 15.7% of the Company's total revenues in the nine months ended September 30, 1995 as compared to 10.2% in the nine months ended September 30, 1996. Case management revenues grew from $2,829,000 in the nine months ended September 30, 1995 to $2,865,000 in the nine months ended September 30, 1996, an increase of 1.3%.

The increase in total revenues for the nine months ended September 30, 1996, is primarily attributable to i) contract management outsourcing revenues of approximately $2,163,000 related to six contract management contracts signed in the fourth quarter 1995 and year-to-date 1996 and (ii) increased medical transcription revenues, primarily resulting from strong internal growth in existing locations and the acquisition of two transcription businesses in June of 1996.

Gross profit increased 37.7% to $3,645,000 for the nine months ended September 30, 1996 from $2,648,000 in the first nine months of the prior year. Gross profit as a percentage of revenues decreased to 13.0% for the nine months ended
September 30, 1996 from 14.7 % in the same prior year period.   This decrease
was primarily attributable to the contract management outsourcing division, which experienced a decline from 15.9% in the nine months ended September 30, 1995 to 14.4% for the same period in 1996. Gross profit as a percentage of revenues decreased in the contract management division as a result of i) increased operating expenses incurred in several contract management accounts during the third quarter of 1996 and ii) increased costs associated with the termination of the Company largest contract management outsourcing customer to date (Pinnacle Health System). In addition, the medical transcription business experienced a decrease in its gross margins as a percentage of revenue in the nine months ended September 30, 1996 from 16.8% in 1995 to 14.7% in 1996. The margin decrease in transcription is a result of increased operating costs in several of the Company's transcription sites, including the one-time costs associated with opening a new branch location; the start-up costs incurred with implementing several new outsourcing contracts in transcription and the costs associated with the

Company's recently acquired transcription companies in Salt Lake City (EMT) and Los Angeles (GMT).

Marketing and sales expenses increased 10.3% to $1,902,000 in the nine months ended September 30, 1996 from $1,725,000 in the prior year period and decreased as a percentage of revenues to 6.8% for the nine months ended September 30, 1996 from 9.5% for the nine months ended September 30, 1995. The decrease in sales and marketing expenditures as a percentage of revenues is attributable to the Company's investment in a national sales force and marketing program in 1995 which has led to a significant increase in sales without a meaningful increase
in marketing and sales expenditures in the 1996 fiscal year.   The Company
believes that as revenues increase, marketing and sales expense, as a percentage of revenues, should decline.

General and administrative expenses of $4,515,000 for the nine months ended September 30, 1996 increased approximately 21.0% over the $3,731,000 expended in the same prior year period; however, this represents a decrease as measured as a
percentage of revenues in comparing the 1995 and 1996 nine month periods.   The
decline in general and administrative expenses from 20.0% to 16.1% of revenues (in the September 30, 1995 to September 30, 1996 comparison) is a result of the Company's leveraging its administrative cost structure over a higher revenue base. Moreover, the Company believes that the recent reorganization and restructuring of its sales, operating and administrative functions should result in a further reduction of selling, general and administrative expenses in the near term and into 1997.

The Company's loss from continuing operations increased to $5,258,000 for the nine months ended September 30, 1996 from $3,282,000 in the first nine months of the prior year period. The loss from discontinued operations increased to $1,272,00 for the nine months ended September 30, 1996 from $0 in the first nine months of 1995 as a result of the charge for legal fees incurred in connection with the Company's civil lawsuit against certain insurance companies in the state of California.

Other expenses increased to $380,000 for the nine months ended September 30, 1996 as compared to other income of $4,000 for the nine months ended September 30, 1995, primarily due to the impact of interest expense incurred in connection with i) the August 15, 1995 private placement of 8% Subordinated Convertible Debentures and ii) the Company's borrowings against its working capital line of credit totaling $2,118,000 as of September 30, 1996. Also, the Company has expensed $200,000 in the third quarter of 1996 to cover all of its legal, accounting and printing costs incurred in connection with its May/June filing with the SEC to raise additional capital through a secondary offering of common stock. Due to adverse marketing conditions, the Company withdrew its offering in July, 1996 prior to marketing.

DISCONTINUED OPERATIONS

At September 30, 1996, the net assets of the discontinued operations of the Company's healthcare subsidiaries, First Western Health Corporation ("First Western") and Veritas Healthcare Management ("Veritas"), both of which ceased operations as of April 30, 1993, were $2,467,000 in net accounts receivable. The collection liabilities of First Western and Veritas have been deducted in determining net accounts receivable. In October, 1995, the Company sold approximately 38% of the gross accounts receivable to a third party with which the Company has also contracted with to service and manage the remaining accounts receivable balance for a set fee. The net accounts receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies for applicant medical/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former subsidiaries, First
Western and Veritas.   The Company expects to collect the accounts receivable
from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with the third party for servicing and managing the remaining accounts receivable balance. Payment of a portion of the remaining gross receivables, however, is contested by the insurance companies. The collection of these contested accounts receivable is therefore subject to resolution by the California Workers Compensation Appeals Board, an administrative body charged with determining an insurance company's liability for the payment of medical/legal evaluation services. In estimating net accounts receivable, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution by the California Workers Compensation Appeals Board of the collectibility of the disputed portion of the receivables. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations on an on-going basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the asset.

In September 1994, the Company sold substantially all the assets and liabilities of its wholly-owned subsidiary, Occu-Care, which operated industrial medical clinics, to AmHealth, Inc. ("AmHealth") for a price of $4,000,000. The purchase price included $1,500,000 in cash paid at closing and the issuance of two promissory notes bearing interest at 8% per annum. AmHealth defaulted on the first interest payments on the two notes. In conjunction with the Merger on January 10, 1995, the Company recorded these notes as one note due for $2,050,000, which was the Company's estimate of fair market value (using a discounted cash flow approach). AmHealth defaulted on a December 1, 1995 mandatory redemption of a portion this obligation.

On May 10, 1996, AmHealth executed a definitive agreement with CORE, Inc., a public company, pursuant to which CORE would purchase for cash substantially all the assets of AmHealth in a transaction expected to close by July, 1996. In anticipation of the consummation of the foregoing transaction, on September 17, 1996, the Company executed a definitive settlement agreement pursuant to which AmHealth has agreed to pay the Company the sum of $2,050,000 (the carrying value of the asset) and $5,287 in attorney's fees in full satisfaction of AmHealth's obligation to the Company arising out of the sale of all of the assets and liabilities of Occu-Care, Inc. Under the terms of the settlement agreement, the Company agreed to extend the maturity of the note through July 31, 1996 and to accept payment under the note simultaneously with the closing of the acquisition of AmHealth by CORE. The Company dismissed its lawsuit against AmHealth, filed on June 6, 1996 for breach of AmHealth's mandatory redemptive obligation on the $2.5 million owed to the Company, without prejudice on June 26, 1996.

On or about July 23, 1996, CORE announced that it had terminated its agreement to purchase, for cash, substantially all of the assets of AmHealth, citing market conditions related to a public offering of stock by CORE. Since CORE's decision to terminate the AmHealth Agreement, the Company has been investigating several different means by which to ultimately collect its monies due, as an unsecured creditor, from AmHealth. AmHealth officials report that AmHealth is running cash flow positive, prior to debt service, and that it is currently negotiating with some of its secured creditors, as well as other third parties who may have an interest in acquiring certain of AmHealth's assets, to
determine future actions.   While the Company will vigorously pursue all of the
assets to which it has a right (approximately $2.9 million inclusive of accrued interest), it has decided to take a $1.7 million write down of the receivable from AmHealth to its estimated fair value.


LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1996, continuing operations produced negative cash flows of $2,532,000, compared to negative cash flows of $4,439,000 for the nine months ended September 30, 1995.

In 1996, cash has been used primarily to (i) continue funding the Company's operating losses; (ii) make capital expenditures, primarily in the Company's transcription division; and (iii) continue to fund the Company's civil litigation action against certain insurance carriers. In 1995, cash was also used to finance the Company's two acquisitions, made in January and April of 1995.

Discontinued operations provided cash of $89,000 for the nine months ended September 30, 1995 and required cash of $844,000 in the first nine months of 1996. The primary reason for this use of cash, in the first nine months of 1996, is due to the increase in payments of legal expenses related to the lawsuit the
Company has filed against certain insurance companies.   The net accounts
receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies for applicant medical/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former
subsidiaries, First Western and Veritas .    The Company expects to collect the
accounts receivable from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with a third party for servicing and managing the remaining accounts receivable balance. See "Discontinued Operations."

The Company's working capital position decreased during the nine months ended September 30, 1996 from $604,000 at December 31, 1995 to a deficit of $510,000 at September 30, 1996. This decrease in the Company's working capital arises from a combination of several factors including the financing from current cash sources of capital expenditures for equipment of $1,110,000 during the first nine months of 1996 and the continued funding of losses from the Company's operations. The Company has established two credit facilities, described below, to help fund its operations. Although the Company has experienced negative cash flow, the Company's accounts receivable turn faster than related payables, allowing the Company to operate and grow its business while helping to minimize the need for working capital to support the 100% annual growth rates the Company has experienced over the past several years. Under the terms of its contract management fixed-fee pricing schedules, the Company receives the annual fee in advance monthly payments (due on the first day of the month), prior to actually incurring any of the month's fixed and/or variable operating expenses. This results in accounts receivable for contract management turning in approximately seven days. The Company also receives an up-front implementation fee prior to incurring any costs associated with actual start-up of a contract management site.

The Company's investing activities provided cash of $4,393,000 in the first nine months of 1995 compared to a use of cash of $1,194,000 in the first nine months of 1996. The Company's principal uses of cash for investment purposes were for capital expenditures and acquisitions. The Company does not currently have any material commitments for capital expenditures.

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

For the nine months ended September 30, 1996, financing activities provided $5,095,000, primarily from i) the proceeds received on the exercise of incentive stock options in the amount of $817,000; ii) the utilization of credit facilities (as described below) in the amount of $2,129,000; and iii) proceeds of $2,447,000 received in connection with the sale of common stock and warrants.

On April 30, 1996, the Company established two separate credit-facilities with Silicon Valley East (Wellesley, Massachusetts) a division of Silicon Valley Bank, a California-chartered bank (Santa Clara, CA). The aggregate credit available (under both facilities) is $5.75 million. The banking facilities are secured by all of the Company's assets. One of the facilities is a $5.0 million working capital credit line under which the Company may borrow a certain percentage of its accounts receivable balance, subject to an initial cap of $3.0 million that was to be removed if the Company realized net income of at least $50,000 in the quarter ended September 30, 1996. Because the Company recognized a loss in the third quarter, this facility remains capped at $3.0 million. The second facility is a $750,000 term facility set up to help the Company meet any of its capital investment requirements in the near term which include the purchase of computers and transcription related equipment. This term note is subject to an initial cap of $250,000, with the cap being removed during such periods that the Company maintains a minimum debt service ratio of 1.5 to 1.0, where debt service is defined as earnings before interest and taxes plus depreciation and amortization, divided by total interest plus current portion of long-term debt. As of September 30, 1996 the Company was not maintaining the required debt service ratio, therefore, the cap of $250,000 remains in place on this term facility. As of September 30, 1996 total borrowings under both facilities totaled $2,118,000. The stated interest rate on the working capital facility is prime plus 0.5 percent and the stated interest rate on the term loan
is prime plus 1.0%.   Both of these facilities will mature on April 30, 1997.
Due to the Company's third quarter financial losses, the Company's borrowing capacity is currently capped at the $2,118,000 level of debt; the Company is currently re-negotiating all of its major financial covenants and borrowing capabilities with Silicon Valley East as a result of its third quarter loss and one-time, non-recurring balance sheet adjustments.

On September 5, 1996, the Company raised $2.4 million in a private placement of common stock and warrants to purchase common stock. A total of 522,000 shares of common stock were sold at a price of $4.44 per share and a total of 522,000 warrants were sold at a price of $0.25 per warrant to 20 investors. The $4.44 price represents the ten day average of the closing price of the Company's common stock prior to the board meeting approving the private placement. The securities issued in the private placement were issued in reliance on certain exemptions from registration under federal and state securities laws. The warrants have a five-year term and are exercisable at a price of $4.44 per share, are redeemable by the Company at any time with thirty days notice (during which time the holder may exercise the warrants) at an exercise price of $4.44 and are non-transferrable. The shares of common stock underlying the warrants and the common stock issued in the private placement carry piggy-back registration rights, subject to certain limitations, in the event the Company proposes to register the sale of any of its securities for its own account or for the account of its shareholders.

The Company anticipates that cash on hand, together with internally generated funds and cash collected from discontinued operations, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business, and fund its civil litigation action against certain insurance carriers over the near term. The Company will continue to pursue various alternatives to allow for the effective use of cash (i.e., leasing for capital asset funding). This should help the Company to (i) continue its rapid growth, (ii) achieve operating profitability and positive cash flow from operations during the fourth quarter of 1996, and (iii) continue to fund its civil litigation against certain insurance carriers.

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

On September 17, 1993, the Company and its healthcare subsidiaries, First Western Health Corporation and Veritas Healthcare Management, and the physician-owned medical groups, FWHC Medical Group, Inc. and Veritas Medical Group, Inc., which had contracts with the healthcare subsidiaries, initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against twenty-two of the largest California workers' compensation insurance carriers, which lawsuit was subsequently amended to name 16 defendants (including State Compensation Insurance Fund, Continental Casualty Company, California Compensation Insurance Company, Zenith National Insurance Corporation and Pacific Rim Assurance Company). The action seeks $115 million in compensatory damages plus punitive damages. The plaintiffs claim abuse of process, intentional interference with contractual and prospective economic relations, negligent interference and unlawful or unfair business practices which led to the discontinuation, in April 1993, of the former business of the Company's healthcare subsidiaries and their contracting associated medical groups (the "Lawsuit"). The claims arise out of the Company's former business, which prior to the merger with Transcend Services, Inc., included the business of providing medical/legal evaluations and medical treatment services (in association with managed medical groups) in the workers' compensation industry in California. Seven defendants in the Lawsuit have filed cross complaints against the plaintiffs seeking restitution, accounting from the plaintiffs for monies previously paid by the defendants, disgorgement of profits, injunctive relief, attorney's fees and punitive damages, based upon allegations of illegal corporate practice of medicine, illegal referral arrangements, specific statutory violations and related improper conduct. The defendants have filed various motions to dismiss and other motions seeking the failure of the plaintiffs' cause of action, none of which have been successful. The Company and its counsel do not believe that it is likely that the Company will be held liable on any of the cross complaints; however, there can be no assurance that the Company will be successful in the defense of the cross complaints. In addition, there can be no assurance as to the recovery by the Company of the damages sought in its complaint against the defendants. The costs associated with the conduct of the Lawsuit cannot be ascertained with certainty but are expected to be substantial. Based upon facts and circumstances known to date, in the opinion of management, final resolution of the Lawsuit will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

On September 22, 1995, an action was filed by Timothy S. Priest in his capacity as administrator of the estate of Robert V. Taylor against Carol Brown, Debbie Ostwald, the Company's subsidiary Sullivan, and Fireman's Fund Insurance Company, in the Circuit Court of Franklin County, Tennessee, alleging breach of duty to provide reasonably competent nursing care to an injured individual. The plaintiff demands compensatory damages in the amount of $1 million and punitive damages in the amount of $2 million, plus costs. Management of the Company believes that the Company has meritorious defenses to the allegations and intends to vigorously contest liability in this matter. At the present time, management of the Company cannot predict the outcome of this litigation, but it does not believe that the litigation will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

                                     ITEM 2

                             CHANGES IN SECURITIES

During the quarter ended September 30, 1996, the Company sold an aggregate of 522,000 shares of common stock, par value $.01 per share, and an aggregate of 522,000 warrants to purchase common stock (collectively, the "Securities") in a private placement. The warrants have a five-year term and are exercisable at a price of $4.44 per share, are redeemable by the Company at any time with thirty days notice (during which time the holder may exercise the warrants) at an exercise price of $4.44 and are non-transferrable. In addition, the Securities carry piggy-back registration rights, subject to certain limitations, in the event the Company proposes to register the sale of any of its securities for its own account or for the account of its shareholders. The aggregate purchase price of the Securities was $2,447,000.

The Securities issued in the private placement were sold to a total of 20 investors, all of whom are "accredited investors" as such term is defined in
Section 501(a) under Regulation D promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "1933 Act"). The Securities were issued in reliance on the exemption from registration provided by Section 4(6) of the 1933 Act and Regulation D promulgated thereunder. No underwriter was involved in the private placement and no commissions were paid.



                                    ITEM 6
                       EXHIBITS AND REPORTS ON FORM 8-K


(a)  The following Exhibits are filed with this report

Exhibit No.      Description
-----------      -----------

11               Statement re Computation of Per Share Earnings
27.1             Financial Data Schedule


(b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 12, 1996                By: /S/ Larry G. Gerdes
                                           -------------------------------------
                                           Larry G. Gerdes
                                           President, Chief Executive Officer
                                           (Principal Executive Officer)



Date: November 12, 1996                By: /S/ David W. Murphy
                                           ------------------------------------
                                           David W. Murphy
                                           Chief Financial Officer
                                           (Principal Financial Officer)