Form 10-K/A
period 1995-12-31
TRANSCEND SERVICES INC
filed 1997-02-21
CIK 858452

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                      ----------------------------------

                                  FORM 10-K/A

                      ----------------------------------

                               Amendment No. 2 to
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1995

                      ----------------------------------

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
     Item 14.      Exhibits, Financial Statement Schedule, and Reports on
                   Form 8-K.

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

     Many hospitals are now turning to third party providers to apply their expertise in managing not only the medical records, but admissions and other affiliated departments as well. This development is helping providers control costs and allowing them to concentrate on the core business of providing high quality patient care and at the same time creating a significant opportunity for third party service providers to assist hospitals and other healthcare providers in processing and managing healthcare information across the pre- admission to post-discharge continuum.

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

Business Strategy

     The Company's business strategy focuses on the application of advanced technological tools and HIM expertise to improve the efficiency and productivity of HIM services from pre-admission of the patient through post- discharge. Key elements of the Company's business strategy consist of the following:

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

     The Company believes that the application of better technology in contract management will reshape the way information is managed across the healthcare delivery system in the future and provide additional cost savings. Although the Company does not intend to directly invest in research and development of electronic document management ("EDM") systems, it will use the most effective technology available to the extent that its customers desire to implement such systems. Such technology is designed to provide simultaneous access to the medical record by multiple users. The Company has worked with a small imaging company to develop and beta test an EDM product, trademarked "TransChart(TM)," and has now installed this optical scanning product in two of its contract management sites. The Company has a non-exclusive agreement with the imaging company to use such company's hardware and software products, and obtain maintenance and support services, pursuant to a set fee schedule, and such company has agreed to make certain modifications to its products at the request of the Company. The Company will continue to use this technology, or partner with qualified providers, to establish the most effective optical scanning capabilities at its sites. The application of more advanced technologies is a key factor in the Company's planned implementation of its Information Service Center concept. See "-- Future Outsourcing Services-- Information Service Centers."

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


     As the use of medical records management technology increases in the future, the Company believes that three levels of healthcare provider customers will emerge. The Company divides these customers into "No Tech," "Medium Tech," and "High Tech" categories. The No Tech customer is one that has not embraced the use of technology within the facility's medical records functions to enhance productivity, quality and costs. This customer will either lack the financial resources and/or vision to progress past the paper record. For this customer, the Company will continue to reengineer the paper processes and continue to guarantee the customer reduced costs and improved quality, timeliness and service. The Medium Tech customer will be ready to begin to leverage technology, primarily through the use of optical scanning to reduce costs, improve quality and timeliness and provide multiple users access to the same record simultaneously. This will also allow for the electronic completion of the patient record by the physician, providing a significant productivity tool for the physician as well. The High Tech customer will likely initially be large for-profit systems or not-for- profit multi-hospital groups, which will be committed to the complete change of the medical record process as it is known today. The Company believes that the High Tech customer group will be the initial market for its Information Service Center concept.

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

     Competition

          Management of the Company believes that the success of its outsourcing business is dependant upon the acceptance by hospitals and other healthcare providers of the concept of outsourcing medical records, admissions and other affiliated departments. Because this is an emerging field in the healthcare industry, the Company's greatest competition presently comes from existing, internal medical records departments of hospitals, which often resist the outsourcing concept. Acceptance by hospitals of the outsourcing of medical records and related departments will depend in part on the ability of the Company to alleviate concerns of hospital management related to outsourcing, including loss of control of the outsourced function, information quality and integrity concerns, and a bias against outsourcing due to previous poor experiences. As of July 1, 1996, there was one national firm, HealthTask, Inc. (a 50/50 joint venture between Ernst & Young and Norrell) and one regional firm, Pyramid, Inc. (Southern California based), engaged in the same business. The Company expects that as the concept of outsourcing becomes more accepted, it will encounter further competition from some or all of the following sources: other traditional healthcare information management consultants; coding consultants; multi- specialty healthcare services businesses which currently provide contract management to clinical, housekeeping, dietary or other non-medical services departments of hospitals; management information services providers, particularly developers and vendors of management software; and other parties in contract management businesses (for example, business or financial management services) desiring to enter the healthcare field. The Company expects that competitive factors will include reputation for expertise in health information management, size and scope of referenceable accounts, prior experience in outsourcing, and pricing. Additionally, there are companies that operate in other areas of the health information management spectrum, including admissions, the business office and transcription. As the Company expands its scope into these other areas of health information management, the Company expects to confront other, perhaps better established, better capitalized and larger competitors.

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

     Discontinued Operations

          At December 31, 1995, the net assets related to the discontinued operations of the Company's healthcare subsidiaries, First Western and Veritas both of which ceased operations as of April 30, 1993, were
     $2,414,000 in net accounts receivable.   The collection liabilities of
     First Western and Veritas have been deducted in determining net accounts receivable. In October 1995, the Company sold approximately 38% of the gross accounts receivable to a third party with which the Company has also contracted with to service and manage the remaining accounts receivable balance for a set fee. The net accounts receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies from applicant/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former subsidiaries, First Western and Veritas. The applicant/legal evaluation services were provided to injured California workers who, under Section 4620 of the California Labor Code (the "California Code"), are entitled to "medical-legal" testimony from a physician of his or her choosing in order to provide medical evidence that he or she is entitled to benefits under the California workers' compensation system. Under section 4621 of the California Code, employers are responsible for paying the employees' costs of such medical-legal testimony that are reasonably, actually and necessarily incurred. Although payment for such expenses must be made or objected to within 60 days of receipt of the billing from the provider, many insurance companies fail to pay promptly.

          In the event of non-payment, a lien is filed with the California Workers' Compensation Appeals Board ("WCAB"), an administrative body charged with determining an insurance company's liability for the payment of medical-legal evaluation services. In connection with the accounts receivable owed the Company, liens have been filed with the WCAB for all $6,670,000 of the gross accounts receivable outstanding as of December 31, 1995. While lien claimants are supposed to be paid immediately, they are not entitled to a determination as to the collectability on the lien by an administrative court hearing until there has been a hearing on the employee's underlying case. Accordingly, if an insurer fails to pay a medical-legal provider's bill as required and continues to dispute payment after the filing of a lien, the provider may have to wait years until the injured worker's health status reaches the point that entitlement to benefits may be determined. In addition, even if the case in chief has been determined, backlogs in the system often create delays of several years before an order for payment can be obtained. The situation is analogous to the several years or longer that it often takes in the civil court system to obtain judgement after filing an action. Although it may take a number of years, the Company does not believe that there is any dispute as to the Company's ability to attempt collection on the liens and expects to collect the accounts receivable from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with the third party for servicing and managing the remaining accounts receivable balance. During fiscal 1995, the Company collected approximately $2,536,000 on the receivables and wrote off approximately $3,520,000, exclusive of the gross receivables sold to the third party. As a further delay to the Company obtaining an order of payment from the WCAB, four insurers that are defendants in the Lawsuit (see "Item 3. Legal Proceedings") have obtained stays of the proceedings before the WCAB, pending resolution of the Lawsuit. Such stays relate to the collection of $5,500,000 of the total gross receivables. Although over 80% of the accounts receivable are subject to the stays of proceedings, the Company believes that it will be able to collect such accounts as the stays of proceedings only impact the timing of the Company's collection, not the insurance companies' legal obligation to pay for the services rendered. In estimating net accounts receivable, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution by the California WCAB of the collectibility of the disputed receivables. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations on an ongoing basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the asset.

          In September 1994, the Company sold substantially all of the assets and liabilities of its wholly-owned subsidiary, Occu-Care, Inc., which operated industrial medical clinics, to AmHealth, Inc. ("AmHealth") for a purchase price of $4,000,000. The purchase price included $1,500,000 in cash paid at closing and the issuance of two promissory notes bearing interest at 8% per annum. AmHealth defaulted on the first interest payments on the two notes. In conjunction with the Merger on January 10, 1995, the Company recorded these notes as one note due for $2,050,000, which was the Company's estimate of their fair value (using a discounted cash flow approach). AmHealth defaulted on a December 1, 1995 mandatory redemption of a portion of this obligation. However, in December 1995, AmHealth executed a Letter of Intent with CORE, Inc., a public company, pursuant to which, in exchange for CORE stock, CORE would purchase substantially all the assets of AmHealth in a transaction expected to close by May 1996. If the above transaction occurs, the Company would likely settle AmHealth's $2.5 million obligation to Transcend in exchange for CORE stock. There can be no assurance that the CORE/AmHealth transaction will close and there can be no assurance that the amount the Company will ultimately realize on the notes will not be materially less than the carrying value of the investment as reflected in the Company's financial statements. See Note 2 of "Notes to Consolidated Financial Statements."

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

                                                      YEARS ENDED DECEMBER 31
                                         ----------------------------------------------------
                                   1991           1992           1993            1994            1995
                                   ----           ----           ----            ----            ----
STATEMENTS OF CONTINUING
OPERATIONS

DATA (1)(2):
Net revenues....................   $1,854         $1,702         $6,208         $12,393         $25,882
Direct Costs....................    1,074            893          5,125          10,787          22,334
                                   ------         ------         ------         -------         -------
Gross profit....................      780            809          1,083           1,606           3,548
Marketing and sales
 expense........................      362            209            378             929           2,186
General and
 administrative
 expense........................      538            715          1,330           1,673           4,604
Amortization expense
 of intangible assets...........       --             --            310             357             633
                                   ------         ------         ------         -------         -------


                                                      YEARS ENDED DECEMBER 31
                                         ----------------------------------------------------

                                   1991           1992           1993            1994            1995
                                   ----           ----           ----            ----            ----

Operating loss                      (120)          (115)          (935)         (1,353)         (3,875)
Interest, net                        (40)           (16)          (132)            (65)            (21)
Other                                  --            (2)            101              25              --
                                   ------         ------         ------         -------         -------
Total other income                   (40)           (18)           (31)            (40)            (21)
 (expenses)                        ------         ------         ------         -------         -------

Pre-Tax loss                        (160)          (133)          (966)         (1,393)         (3,896)
Provision for income                   --             --             --              13              --
 tax                               ------         ------         ------         -------         -------
Loss from continuing               $(160)        $ (133)         $(966)        $(1,406)        $(3,896)
 operations                        ======         ======         ======        ========        ========
Net loss from                      $(.04)         $(.02)         $(.11)        $  (.14)        $  (.22)
 continuing
 operations
 per share
Weighted average
 shares outstanding                 3,774          7,162          8,866           9,733          17,818

BALANCE SHEET DATA
Working capital                    $  384         $  202         $(552)        $(3,001)         $ (461)
Total assets                       $  922         $  790         $1,191        $  2,680         $16,354
Long-term debt and
 capital lease
 obligations                       $  355         $  300         $   --        $     --         $ 2,392
Shareholders' equity               $  411         $  277         $  162        $(1,233)         $ 9,442
--------------------


   /(1)/ On January 10, 1995, the Company acquired a Georgia corporation then known as "Transcend Services, Inc." by the merger of Transcend into a subsidiary of the Company. The merger was treated for financial accounting purposes as the acquisition of the Company by the former Transcend and the historical financial statements of the former Transcend have become the financial statements of the Company and include the business of both companies after the effective date of the merger. See Note 12 of "Notes to Consolidated Financial Statements."

  /(2)/ The Company has completed several acquisitions that could affect the comparability of the information reflected in the table. See Note
            12 of "Notes to Consolidated Financial Statements."

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

     Results of Operations

           The Company's losses from operations in 1993, 1994 and 1995 were $935,000, $1,353,000 and $3,875,000, respectively. Management believes that the Company's operating losses are primarily attributable to the significant expenses incurred by the Company to build a larger sales and management organization to support an increased number of outsourcing contracts and the expansion of the Company's services to healthcare institutions. In fiscal 1993, 1994 and 1995, the Company's marketing and sales expenses were $378,000, $929,000 and $2,186,000, respectively. In addition, the Company's general and administrative expenses for fiscal 1993, 1994 and 1995 were $1,330,000, $1,673,000 and $4,604,000, respectively. The buildup of the Company's management infrastructure has been necessary in order for the Company to manage the planned growth in its outsourcing business and will allow it to grow revenues significantly from current levels without increasing selling, general and administrative costs by the same proportion. At the present time, the Company's revenues are not sufficient to support these expenses and generate profits. The Company will be required to increase its revenues from contract management and other services and effectively manage its costs to achieve profitability. In addition, the Company's pricing mechanism on most of its outsourcing contracts requires the Company to increase operating efficiencies over the life of the contract in order to increase profit margins. The Company will also be required to procure a critical mass of such contracts and be able to renew such contracts on favorable terms. There can be no assurance that the Company will be able to attain the required operating efficiencies or increase the number of outsourcing contracts to the level needed to become profitable.

     Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

           Net revenues increased 109% to $25,882,000 in 1995 from $12,393,000 in 1994. The increase in net revenues is primarily attributable to operations in the Company's contract management outsourcing division, contributing $5,058,000 of the overall increase due to the addition of six new outsourcing contracts. Contract management revenues grew 54.8% from 1994 to 1995 and represented 74.6% of the Company's total revenues in 1994 as compared to 55.3% of total revenues in 1995. Medical transcription revenues grew from $2,428,000 in 1994 to $6,662,000 for 1995, where
     $1,676,000 of this increase was due to the acquisition of International Dictating Services, Inc. ("IDS") and where $1,584,000 of this increase was due to the Medical Transcription of Atlanta, Inc. ("MTA") acquisition. Medical transcription revenues represented 19.6% of the Company's total revenues in 1994 as compared to 25.7% of total revenues in 1995. Sullivan's 1994 revenues are not included as they were prior to the Merger; therefore, $4,141,000 of the $13,489,000 total revenue increase in the Company's revenues between 1994 and 1995 is due to the inclusion of Sullivan in 1995.

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

           Amortization expenses increased to $633,000 in 1995 from $357,000 in 1994 reflecting the additional amortization expense of $276,000 related to the full impact of the intangible assets associated with the Company's acquisition of three medical transcription businesses and the additional amortization expense of $162,000 related to the Merger.

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

           The Company's loss from discontinued operations of $479,000 in 1995 represents legal expenses incurred in connection with the Lawsuit. See "Item 3. Legal Proceedings."

           Total current assets increased 386.7% to $4,438,000 in 1995 from $912,000 in 1994 and trade accounts receivable increased 336.6% to $3,056,000 in 1995 from $700,000 in 1994. This increase in current assets and accounts receivable is attributable to a number of factors including:
     (i) the Merger, which accounted for $955,000 and $782,000 of the increase in total current assets and trade accounts receivable, respectively, (ii) the acquisition of Sullivan, which accounted for $842,000 and $702,000 of the increase in total current assets and trade accounts receivable, respectively, (iii) the addition of new outsourcing contracts, which accounted for $810,000 and $630,000 of the increase in total current assets and trade accounts receivable, respectively, and (iv) the growth of the Company's transcription business following the acquisitions of MTA and IDS, which accounted for $944,000 of the increase in total current assets and trade accounts receivable. In addition, in connection with the growth of the Company's transcription and its consulting and coding businesses, accounts receivable increased for fiscal 1995 because it took transcription and consulting and coding accounts receivable approximately 30 days to turn in 1995 as compared to approximately 20 days in 1994.

     Year Ended December 31, 1994 Compared With Year Ended December 31, 1993

           Net revenues increased 99.6% to $12,393,000 in 1994 from $6,208,000 in 1993. This increase in net revenues is primarily attributable to increased sales in the contract management outsourcing division of $5,376,000, reflecting the full year impact of five new outsourcing contracts entered into in 1993 and one outsourcing contract entered into on June 1994. Contract management revenues represented 62.3% of the Company's total revenues in 1993 as compared to 74.6% of total revenues in 1994. Other factors contributing to the increase in net revenues include the acquisition of the transcription business Script-Ease, Inc. in September 1994 which accounted for $270,000 of the increase in net revenues and the full year impact of the acquisition of dataLogix Transcription, Inc. ("dataLogix") in April 1993 which accounted for an additional $2,409,000 of the increase in net revenues. Medical transcription revenues represented 18.3% of the Company's total revenues in 1993 as compared to 19.6% of total revenues in 1994. Consulting and coding revenues represented 19.4% of the Company's total revenues in 1993, which percentage decreased to 5.8% of total revenues in 1994. Consulting and coding revenue decreased from $1,204,000 in fiscal 1993 to $719,000 in fiscal 1994 as the Company continued its transition from a strictly consulting organization to a company whose core business is primarily the contract management of health information functions.

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

           The increase in amortization expenses to $357,000 in 1994 from $310,000 in 1993 reflects the additional amortization expense of $328,000 related to the full impact of the intangible assets associated with the dataLogix acquisition and the additional amortization expense of $29,000 related to the acquisition of Script-Ease, Inc.

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

           Discontinued operations contributed cash of $202,000 for 1995. The majority of cash contributed from discontinued operations was generated by the collection of accounts receivable and include net cash contributed of $882,000 received upon the sale of approximately 38% of the gross accounts receivable to a third party with which the Company has also contracted with to service and manage the remaining accounts receivable balance. The accounts receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies for applicant medical-legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former subsidiaries, First Western and Veritas. The gross receivables, however, are subject to liens before the WCAB, an administrative body charged with determining an insurance company's liability for the payment of medical-legal evaluation services. The Company expects to collect the accounts receivable from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with a third party for servicing and managing the remaining accounts receivable balance. In estimating net accounts receivable, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution by the California WCAB of the collectibility of the receivables. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations on an ongoing basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the assets. See "Business-Discontinued Operations."


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

        Consolidated Balance Sheet as of December 31, 1995 and 1994

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

                                          Arthur Andersen LLP

Atlanta, Georgia
February 13, 1996

                            TRANSCEND SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                               DECEMBER 31,
                                          ------------------------
                                             1994         1995
                                          -----------  -----------

                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............  $   150,000  $ 1,073,000
  Trade accounts receivable, net of al-
   lowance for doubtful accounts of
   $15,000 and $42,000, respectively....      700,000    3,056,000
  Prepaid expenses......................       62,000      309,000
                                          -----------  -----------
    Total current assets................      912,000    4,438,000
NET ASSETS RELATED TO DISCONTINUED OPER-
 ATIONS.................................          --     2,414,000
SECURITIES OF AMHEALTH..................          --     2,050,000
OFFICE FURNITURE AND EQUIPMENT, at cost,
 less accumulated depreciation of
 $298,000 and $1,059,000, respectively..      558,000    1,681,000
DEPOSITS AND OTHER ASSETS...............      130,000      408,000
GOODWILL AND OTHER INTANGIBLE ASSETS,
 less accumulated amortization of
 $381,000 and $1,301,000, respectively..    1,080,000    5,363,000
                                          -----------  -----------
                                          $ 2,680,000  $16,354,000
                                          ===========  ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long term debt.....    2,025,000      208,000
  Accounts payable......................      783,000    1,268,000
  Accrued compensation and employee ben-
   efits................................      506,000    1,560,000
  Other accrued liabilities.............      578,000      808,000
  Current portion of capital lease obli-
   gation...............................       21,000          --
  Deferred income taxes.................          --       133,000
                                          -----------  -----------
    Total current liabilities...........    3,913,000    3,977,000
                                          -----------  -----------
LONG TERM DEBT..........................          --       392,000
CONVERTIBLE DEBENTURES:
  Held by related parties...............          --       450,000
  Held by others........................          --     1,550,000
DEFERRED INCOME TAXES...................          --       543,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
   21,000,000 shares authorized; none
   outstanding..........................          --           --
  Common stock, $.01 par value,
   31,000,000 shares authorized,
   9,733,000 and 18,113,000 shares
   issued and outstanding as of
   December 31, 1994 and 1995,
   respectively.........................       97,000      181,000
  Additional paid in capital............    1,677,000   16,643,000
  Accumulated deficit...................   (3,007,000)  (7,382,000)
                                          -----------  -----------
    Total shareholders' equity..........   (1,233,000)   9,442,000
                                          -----------  -----------
                                          $ 2,680,000  $16,354,000
                                          ===========  ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                              YEAR ENDED DECEMBER 31,
                         ------------------------------------
                            1993        1994         1995
                         ----------  -----------  -----------

NET REVENUE............. $6,208,000  $12,393,000  $25,882,000
DIRECT COSTS............  5,125,000   10,787,000   22,334,000
                         ----------  -----------  -----------
 Gross profit...........  1,083,000    1,606,000    3,548,000
MARKETING AND SALES
 EXPENSES...............    378,000      929,000    2,186,000
GENERAL AND
 ADMINISTRATIVE
 EXPENSES...............  1,330,000    1,673,000    4,604,000
AMORTIZATION EXPENSE....    310,000      357,000      633,000
                         ----------  -----------  -----------
 Operating loss.........   (935,000)  (1,353,000)  (3,875,000)
OTHER INCOME
(EXPENSES):
 Interest expense.......   (135,000)     (66,000)     (96,000)
 Interest income........      3,000        1,000       75,000
 Other..................    101,000       25,000          --
                         ----------  -----------  -----------
                            (31,000)     (40,000)     (21,000)
                         ----------  -----------  -----------
LOSS BEFORE PROVISION
 FOR INCOME TAXES.......   (966,000)  (1,393,000)  (3,896,000)
PROVISION FOR INCOME
 TAXES..................        --        13,000          --
                         ----------  -----------  -----------
LOSS FROM CONTINUING
 OPERATIONS.............   (966,000)  (1,406,000)  (3,896,000)
LOSS FROM DISCONTINUED
 OPERATIONS.............        --           --      (479,000)
                         ----------  -----------  -----------
NET LOSS................ $ (966,000) $(1,406,000) $(4,375,000)
                         ==========  ===========  ===========
Loss per common share:

 CONTINUING OPERATIONS..       (.11)        (.14)        (.22)
 DISCONTINUED OPERATIONS        --           --          (.03)
                         ----------  -----------  -----------
 NET LOSS............... $     (.11) $      (.14) $      (.25)
                         ==========  ===========  ===========
Weighted average common
 shares outstanding.....  8,866,000    9,733,000   17,818,000
                         ==========  ===========  ===========

 The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                  ADDITIONAL                                TOTAL
                          COMMON    PAID-IN     WARRANTS   ACCUMULATED  SHAREHOLDERS'
                          STOCK     CAPITAL    OUTSTANDING   DEFICIT       EQUITY
                         -------- -----------  ----------- -----------  -------------
BALANCE, December 31,
 1992...................   72,000     840,000        --       (635,000)      277,000
 Issuance of 2,103,847
  shares of Common stock
  in stock offering.....   21,000     714,000        --            --        735,000
 Other issuances of
  common stock..........    1,000      28,000        --            --         29,000
 Purchase of shares of
  common stock..........      --      (17,000)       --            --        (17,000)
 Issuance of warrants...      --          --     104,000           --        104,000
 Net loss...............      --          --         --       (966,000)     (966,000)
                         -------- -----------   --------   -----------   -----------
BALANCE, December 31,
 1993...................   94,000   1,565,000    104,000    (1,601,000)      162,000
                         -------- -----------   --------   -----------   -----------
 Issuance of 341,546
  shares of common stock
  from exercise of
  warrants..............    3,000     101,000   (104,000)          --            --
 Other issuance of
  common stock..........      --       11,000        --            --         11,000
 Net loss...............      --          --         --     (1,406,000)   (1,406,000)
                         -------- -----------   --------   -----------   -----------
BALANCE, December 31,
 1994...................   97,000   1,677,000        --     (3,007,000)   (1,233,000)
                         -------- -----------   --------   -----------   -----------
 Issuance of 7,792,446
  shares of Common Stock
  with Merger...........   78,000  14,533,000        --            --     14,611,000
 Issuance of 60,000
  shares of Common Stock
  in acquisition........    1,000     171,000        --            --        172,000
 Issuance of 527,130
  shares from exercise
  of options and other
  issuances.............    5,000     262,000        --            --        267,000
 Net loss...............      --          --         --     (4,375,000)   (4,375,000)
                         -------- -----------   --------   -----------   -----------
BALANCE, December 31,
 1995................... $181,000 $16,643,000   $    --    $(7,382,000)  $ 9,442,000
                         -------- -----------   --------   -----------   -----------

 The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               YEAR  ENDED DECEMBER 31,
                                                                          ------------------------------------
                                                                             1993        1994         1995
                                                                          ----------  -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss...............................................................  $ (966,000) $(1,406,000) $(4,375,000)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
 Loss from discontinued operations......................................         --           --       479,000
 Depreciation and amortization..........................................     396,000      530,000    1,134,000
 Loss on disposal of assets.............................................      12,000          --           --
 Loss on forgiveness of note receivable.................................      60,000          --           --
 Gain on sale of software division......................................    (100,000)         --           --
 Interest expense.......................................................     104,000          --           --
Changes in assets and liabilities, net of acquisitions:
 Receivables............................................................     166,000     (226,000)  (1,412,000)
 Prepaid expenses.......................................................       4,000      (51,000)    (187,000)
 Deposits and other assets..............................................     (20,000)    (101,000)    (351,000)
 Accounts payable.......................................................     109,000      539,000      (37,000)
 Accounts compensation and benefits.....................................         --           --           --
 Accrued expenses and other liabilities.................................     619,000      255,000      291,000
 Other..................................................................      53,000     (119,000)     123,000
                                                                          ----------  -----------  -----------
 Total adjustments......................................................   1,403,000      827,000     (439,000)
                                                                          ----------  -----------  -----------
 Net cash provided by (used in) continuing operations...................     437,000     (579,000)  (4,335,000)
                                                                          ----------  -----------  -----------
 Net cash provided by discontinued operations...........................         --           --       202,000
                                                                          ----------  -----------  -----------
 Net cash provided by (used in) operating activities....................     437,000     (579,000)  (4,133,000)
                                                                          ----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures...................................................    (126,000)    (440,000)  (1,220,000)
 Proceeds from sale of assets...........................................      21,000          --           --
 Proceeds from note receivable..........................................      12,000          --           --
 Proceeds from sale of software division................................     100,000          --           --
 Acquisitions...........................................................  (1,050,000)  (1,000,000)  (1,527,000)
 Cash acquired from acquisitions........................................         --         2,000    7,560,000
 Disposal and transfer of property......................................         --           --        60,000
                                                                          ----------  -----------  -----------
 Net cash used in investing activities..................................  (1,043,000)  (1,438,000)  (4,873,000)
                                                                          ----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowing from short-term debt.........................................     200,000    1,000,000          --
 Borrowing under line of credit agreement...............................     401,000    1,025,000          --
 Principal payments on long-term debt...................................     (26,000)         --       (60,000)
 Principal payments on short-term debt..................................    (200,000)         --           --
 Principal payment on capital lease obligations.........................     (25,000)         --           --
 Repayments of line of credit...........................................    (651,000)         --    (2,025,000)
 Purchase of common stock...............................................     (17,000)         --           --
 Proceeds from Convertible Debenture....................................         --           --     2,000,000
 Proceeds from stock options............................................         --           --           --
 Proceeds from common stock issuance....................................     764,000       11,000      268,000
                                                                          ----------  -----------  -----------
Net cash provided by financing activities...............................     446,000    2,036,000      183,000
                                                                          ----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS...................    (160,000)      19,000     (923,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................     291,000      131,000      150,000
                                                                          ----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................  $  131,000  $   150,000  $ 1,073,000
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

  The net assets related to the discontinued operations at December 31, 1995 were $2,414,000. Collection liabilities of First Western and Veritas have been deducted in determining net accounts receivable. Gross receivables totaled $6,670,000 offset by contractual allowances and collection liabilities of $4,256,000.

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

 Securities of AmHealth

  Prior to its acquisition by Transcend, TriCare sold substantially all of the assets and liabilities of its wholly-owned subsidiary, Occu-Care to AmHealth, Inc. ("AmHealth") for a purchase price of $4,000,000. The purchase price included $1,500,000 in cash paid at closing; AmHealth's Series A Note in the face amount of $1,500,000 bearing interest of 8% per annum commencing December 1, 1994, payable quarterly thereafter, with the principal payable on or prior to December 1, 1995; and AmHealth's Series B Note in the face amount of $1,000,000 bearing interest of 8% per annum commencing December 1, 1994, payable quarterly thereafter, with the principal payable in equal quarterly installments starting December 1, 1995 and continuing until September 1, 2000. TriCare did not receive its first interest payment on its $2,500,000 note receivable from its sale of the assets of Occu-Care, which constituted an event of default. TriCare entered into discussions with AmHealth and restructured the note so that the first payment was due in December 1995. In conjunction with the Merger on January 10, 1995, Transcend recorded these notes at their fair value of $2,050,000 (using a discounted cash flow approach). The Company is recognizing interest income on this note on the cost recovery method, in accordance with SFAS 118, and therefore, has not recorded any interest income for 1995.

  In December, 1995, AmHealth signed a Letter of Intent with CORE, Inc. (NASDAQ; CORE) for CORE to purchase substantially all the assets of AmHealth primarily in exchange for CORE stock. The transaction is expected to close by May, 1996. If the above transaction occurs, Transcend would likely settle AmHealth's $2.5 million obligation (plus accrued interest) to Transcend in exchange for CORE stock. However, there can be no assurances that these transactions will take place. The amount the Company will ultimately realize could differ materially from the carrying value of the investments as reflected in the financial statements due to changes in the financial condition of the purchaser and/or the ultimate valuation of its obligation to Transcend in any purchase of AmHealth by Core, Inc. or any other third party.

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

YEAR ENDING
DECEMBER 31
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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this Annual Report for Transcend Services, Inc.:

         (1) Financial Statements - Transcend

             The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants listed below appear as Item 8.
             Report of Independent Public Accountants.

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

EXHIBIT
  NO.                                   DESCRIPTION
-------      -----------------------------------------------------------------
 *2.1   -    Acquisition of Industrial Plus Health Network, Inc. by Occu-Care,
             Inc. (3/31/92 8-K, Exhibit 2(a))

 *2.2   -    Stock Purchase Agreement between TriCare, Inc., and Dorothy C.
             Sullivan and Timothy Sullivan for the purchase and sale of all issued and outstanding capital stock of Sullivan Health &
             Rehabilitation Management, Inc. (6/15/94 8-K, Exhibit 2(a))

 *2.3   -    Asset Acquisition Agreement, executed on September 16, 1994 by and among Occu-Care, Inc. ("OCI"), a wholly owned subsidiary of
             TriCare, Inc., Industrial PlusHealth Network, a wholly-owned subsidiary of OCI, together with AmHealth, Inc. (9/16/94 8-K,
             Exhibit 2(a))

 *2.4   -    Agreement and Plan of Merger dated as of May 13, 1994 by and among
             TriCare, Inc., First Western Health Corporation and Transcend
             Services, Inc., as amended (included as Appendix A to the
             Prospectus contained in Part I of the S-4)

 *2.5   -    Letter Agreement, dated December 30, 1994, between AmHealth, Inc.
             and Occu-Care, Inc. to exchange AmHealth Inc. convertible
             redeemable preferred stock for the existing junior promissory notes held by Occu-Care and issued by AmHealth (11/30/95 10-Q, Exhibit
             2(a))

*3.1.1  -    Certificate of Incorporation, as amended (1989 S-1, Exhibit 3(a))

*3.1.2  -    Certificate of Incorporation (6/30/95 10-Q, Exhibit 3)

 *3.2   -    Bylaws (as restated) (1993 10-K, Exhibit 3(a))

 *4.1   -    1990 Employee Stock Purchase Plan (1990 S-8, Exhibit 4)

 *4.2   -    1992 Stock Option Plan, as amended (1993 S-8, Exhibit 4(a))

 *4.3   -    Subordinated Convertible Debenture Purchase Agreement (9/30/95 10-
             Q, Exhibit 4)

 *4.4   -    1986 Incentive Stock Option Plan, as amended (1989 S-1, Exhibit
             10(i))

*10.1   -    Form of Non-qualified Stock Option Agreement (1989 S-1, Exhibit
             10(g))

*10.2   -    Form of Incentive Stock Option Agreement (1989 S-1, Exhibit 10(j))

*10.3   -    Restated Rental and Management Agreement between First Western
             Health Corporation and FWHC Medical Group, Inc. dated January 17,
             1990 (1989 S-1, Exhibit 10(l))

*10.4   -    Form of Covenants Not to Compete between Occu-Care and each of the other parties to the Acquisition Agreement (1990 10-K, Exhibit
             10(c))

*10.5   -    Management Agreement between Veritas Healthcare Management and
             Veritas Medical Group, Inc. dated as of January 1, 1991 (1991 S-1,
             Exhibit (10(b))

*10.6   -    Rental and Management Agreement between Occu-Care, Inc. and Occu-
             Care Medical Group, Inc. dated as of May 31, 1990, as amended (1991
             S-1, Exhibit 10(a))

*10.7   -    Rental and Management Agreement between Occu-Care, Inc. and Del Amo
             Industrial Medical Clinic dated as of March 1, 1992 (1992 10-K,
             Exhibit 10(a))

*10.8   -    Form of indemnification agreement (1993 10-K, Exhibit 10(a))

 11     -    Statement re: Computation of earnings per share

 27     -   Financial Data Schedule (for SEC use only)

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 TRANSCEND SERVICES, INC.


Dated:  February 20, 1997        By: /s/ David W. Murphy
                                    ----------------------------
                                    David W. Murphy
                                    Chief Financial Officer
                                    (principal financial and accounting officer)