Form 10-Q/A
period 1996-03-31
TRANSCEND SERVICES INC
filed 1997-02-21
CIK 858452

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 2

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

                           Part II - Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

================================================================================

                      PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            TRANSCEND SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                            DECEMBER 31,        MARCH 31,
                                               1995               1996
                                            ------------       -----------
                                                               (UNAUDITED)
                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.............     $ 1,073,000        $   635,000
  Trade accounts receivable, net of
   allowance for doubtful
   accounts of $42,000 and
   $46,000, respectively................       3,056,000          2,815,000
  Prepaid expenses......................         309,000            721,000
                                             -----------        -----------
    Total current assets................       4,438,000          4,171,000
NET ASSETS RELATED TO DISCONTINUED
 OPERATIONS.............................       2,414,000          2,407,000
SECURITIES OF AMHEALTH..................       2,050,000          2,050,000
OFFICE FURNITURE AND EQUIPMENT, at cost,
 less accumulated depreciation of
 $1,059,000 and $1,235,000,
 respectively...........................       1,681,000          1,816,000
DEPOSITS AND OTHER ASSETS...............         408,000            381,000
GOODWILL AND OTHER INTANGIBLE ASSETS,
 less accumulated amortization of
 $1,301,000 and $1,446,000,
 respectively...........................       5,363,000          5,218,000
                                             -----------        -----------
                                             $16,354,000        $16,043,000
                                             ===========        ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long term debt.....         208,000            108,000
  Accounts payable......................       1,268,000          1,173,000
  Accrued compensation and employee
   benefits.............................       1,560,000          1,527,000
  Other accrued liabilities.............         808,000          1,276,000
  Current portion of capital lease
   obligation...........................             --                 --
  Deferred income taxes.................         133,000            103,000
                                             -----------        -----------
    Total current liabilities...........       3,977,000          4,187,000
                                             -----------        -----------
LONG TERM DEBT..........................         392,000            368,000
CONVERTIBLE DEBENTURES:
  Held by related parties...............         450,000            450,000
  Held by others........................       1,550,000          1,550,000
DEFERRED INCOME TAXES...................         543,000            540,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
   21,000,000 shares authorized; none
   outstanding..........................             --                 --
  Common stock, $.01 par value,
   31,000,000 shares authorized,
   18,113,000 and 18,291,000
   shares issued and outstanding as of
   December 31, 1995 and March
   31, 1996, respectively...............         181,000            183,000
  Additional paid in capital............      16,643,000         16,799,000
  Accumulated deficit...................      (7,382,000)        (8,034,000)
                                             -----------        -----------
    Total shareholders' equity..........       9,442,000          8,948,000
                                             -----------        -----------
                                             $16,354,000        $16,043,000
                                             ===========        ===========

   The accompanying notes are an integral part of these consolidated balance sheets.

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED
                                             MARCH 31,
                                      ------------------------
                                         1995         1996
                                      -----------  -----------
                                            (UNAUDITED)
NET REVENUE.........................  $ 4,897,000  $ 8,688,000
DIRECT COSTS........................    4,346,000    7,260,000
                                      -----------  -----------
 Gross profit.......................      551,000    1,428,000
MARKETING AND SALES
 EXPENSES...........................      437,000      641,000
GENERAL AND
 ADMINISTRATIVE
 EXPENSES...........................    1,113,000    1,122,000
AMORTIZATION EXPENSE................      145,000      145,000
                                      -----------  -----------
 Operating loss.....................   (1,144,000)    (480,000)
OTHER INCOME
(EXPENSES):
 Interest expense...................          --       (52,000)
 Interest income....................       36,000        9,000
 Other..............................          --           --
                                      -----------  -----------
                                           36,000      (43,000)
                                      -----------  -----------
LOSS BEFORE PROVISION
 FOR INCOME TAXES...................   (1,108,000)    (523,000)
PROVISION FOR INCOME
 TAXES..............................          --           --
                                      -----------  -----------
LOSS FROM CONTINUING OPERATIONS.....  $(1,108,000)    (523,000)
LOSS FROM DISCONTINUED OPERATIONS...     (120,000)    (129,000)
                                      -----------  -----------
NET LOSS............................  $(1,228,000) $  (652,000)
                                      ===========  ===========

Loss per common share:
  Continuing operations.............  $      (.06) $      (.03)
  Discontinued operations...........         (.01)        (.01)
                                             -----        -----
Net loss............................  $      (.07) $      (.04)
                                             =====        =====
Weighted average common
 shares outstanding.................   17,533,000   18,217,000
                                      ===========  ===========

 The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                   ----------------------
                                                      1995        1996
                                                   -----------  ---------
                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss.......................................   $(1,228,000) $(652,000)
 Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
 Loss from discontinued operations..............       120,000    129,000
 Depreciation and amortization..................       255,000    322,000
 Changes in assets and liabilities, net of
  acquisitions:
 Receivables....................................      (145,000)   242,000
 Prepaid expenses...............................      (111,000)  (412,000)
 Deposits and other assets......................       (17,000)    27,000
 Accounts payable...............................      (929,000)   (95,000)
 Accounts compensation and benefits.............       359,000    (34,000)
 Accrued expenses and other liabilities.........      (189,000)   467,000
 Other..........................................       (36,000)   (30,000)
                                                   -----------  ---------
 Total adjustments..............................      (693,000)   616,000
                                                   -----------  ---------
 Net cash provided by (used in) continuing
  operations....................................    (1,921,000)   (36,000)
                                                   -----------  ---------
 Net cash provided by discontinued
  operations....................................        79,000   (122,000)
                                                   -----------  ---------
 Net cash provided by (used in) operating
  activities....................................    (1,842,000)  (158,000)
                                                   -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures...........................      (472,000)  (313,000)
 Acquisitions...................................      (966,000)       --
 Cash acquired from acquisitions................     7,486,000        --
 Disposal and transfer of property..............           --         --
                                                   -----------  ---------
 Net cash used in investing activities..........    (6,048,000)  (313,000)
                                                   -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt...........           --     (24,000)
 Principal payments on short-term debt..........    (1,007,000)  (100,000)
 Principal payment on capital lease obligations.           --         --
 Repayments of line of credit...................    (1,020,000)       --
 Proceeds from stock options....................           --     157,000
                                                   -----------  ---------
Net cash provided by financing activities.......    (2,027,000)    33,000
                                                   -----------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS....................................    (2,179,000)  (438,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD.........................................       150,000  1,073,000
                                                   -----------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD......   $ 2,329,000  $ 635,000
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

  The Company's loss from discontinued operations of $120,000 and $129,000 for the quarters ended March 31, 1996 and March 31, 1995, respectively, is due to legal expenses incurred in connection with the Lawsuit. See "Part II. Other Information -- Item 1. Legal Proceedings."

DISCONTINUED OPERATIONS

  At March 31, 1996, the net assets related to the discontinued operations of the Company's healthcare subsidiaries, First Western and Veritas, both of which ceased operations as of April 30, 1993, were $2,407,000 in net accounts receivable. The collection liabilities of First Western and Veritas have been deducted in determining net accounts receivable. In October 1995, the Company sold approximately 38% of the gross accounts receivable to a third party with which the Company has also contracted with to service and manage the remaining accounts receivable balance for a set fee. The net accounts receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies for applicant medical/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former subsidiaries, First Western Health Corporation and Veritas Healthcare Management. The Company expects to collect the accounts receivable from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with the third party for servicing and managing the remaining accounts receivable balance. Payment of a portion of the remaining gross receivables, however, is contested by the insurance companies. The collection of these contested accounts receivable is therefore subject to resolution by the California Workers Compensation Appeals Board, an administrative body charged with determining an insurance company's liability for the payment of medical/legal evaluation services. In estimating net accounts receivable, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution by the California Workers Compensation Appeals Board of the collectibility of the disputed portion of the receivables. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations on an ongoing basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the asset.

  In September 1994, the Company sold substantially all of the assets and liabilities of its wholly-owned subsidiary, Occu-Care, Inc., which operated industrial medical clinics, to AmHealth, Inc. ("AmHealth") for a purchase price of $4,000,000. The purchase price included $1,500,000 in cash paid at closing and the issuance of two promissory notes bearing interest at 8% per annum. AmHealth defaulted on the first interest payments on the two notes. In conjunction with the Merger on January 10, 1995, the Company recorded these notes as one due for $2,050,000, which was the Company's estimate of their fair value (using a discounted cash flow approach). AmHealth defaulted on a December 1, 1995 mandatory redemption of a portion of this obligation. However, in December 1995, AmHealth executed a Letter of Intent with CORE, Inc., a public company pursuant to which, in exchange for CORE stock, CORE would purchase substantially all the assets of AmHealth in a transaction expected to close by July 1996. If the above transaction occurs, the Company would likely settle AmHealth's $2.5 million obligation to Transcend in exchange for CORE stock. There can be no assurance that the CORE/AmHealth transaction will close and there can be no assurance that the amount the Company will ultimately realize on the notes will not be materially less than the carrying value of the investment as reflected in the Company's financial statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-k

    (a)  Exhibits:

         11   Computation of Per Share Earnings
         27.1 Financial Data Schedule

    (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       TRANSCEND SERVICES, INC.



Dated:  February 20, 1997           By:  /s/ David W. Murphy
                                       -------------------------------
                                       David W. Murphy
                                       (Chief Financial and Accounting Officer)