Form 10-Q/A
period 1996-06-30
TRANSCEND SERVICES INC
filed 1997-02-21
CIK 858452

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


                            TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                      December 31,      June 30,
                                                           1995          1996
                                                      --------------  ------------
                                                                      (Unaudited)
   ASSETS

CURRENT ASSETS:

 Cash and cash equivalents...........................    $1,117,000    $  458,000
 Accounts receivable, net of allowance for
   doubtful accounts of $42,000 and
   $48,000 respectively..............................     3,165,000     3,980,000
 Prepaid expenses, supplies and other................       309,000       882,000
                                                         ----------  ------------
   Total current assets..............................     4,591,000     5,320,000

NET ASSETS RELATED TO DISCONTINUED
  OPERATIONS.........................................     2,414,000     2,368,000
SECURITIES FROM SALE OF OCCU-CARE....................     2,050,000     2,050,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
 at cost net of accumulated depreciation
 and amortization....................................     1,767,000     2,359,000
OTHER ASSETS.........................................       408,000       203,000
GOODWILL AND OTHER INTANGIBLE ASSETS,
 net of accumulated amortization.....................     5,363,000     5,086,000
                                                         ----------  ------------
 Total assets........................................   $16,593,000   $17,386,000
                                                         ==========  ============
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Current portion of long-term debt and
          financing leases...........................   $   208,000   $    98,000
     Accounts payable................................     1,268,000     1,328,000
     Accrued compensation and employee benefits......     1,570,000     1,229,000
     Other accrued liabilities.......................       808,000     1,285,000
     Bank line of credit.............................             -     1,673,000
     Note Payable....................................             -        83,000
          Deferred income taxes......................       133,000       103,000
                                                        -----------   -----------
               Total current liabilities.............     3,987,000     5,799,000

CONVERTIBLE DEBENTURES...............................     2,000,000     2,000,000
LONG TERM DEBT.......................................       431,000       344,000
DEFERRED INCOME TAXES................................       543,000       541,000

STOCKHOLDERS' EQUITY:
 Preferred Stock, $.01 par value:
      Authorized - 21,000,000 shares
      No shares outstanding
 Common Stock, $.01 par value:
      Authorized - 31,000,000 shares
      Issued and outstanding 18,113,000 shares at
           December 31, 1995 and 18,771,679  shares
           at June 30, 1996..........................      183,000        188,000
 Additional paid-in capital..........................   16,642,000     17,444,000
 Retained earnings (deficit).........................   (7,193,000)    (8,930,000)
                                                       -----------    -----------
      Total stockholders' equity.....................    9,632,000      8,702,000
                                                       -----------    -----------
      Total liabilities and stockholders' equity.....  $16,593,000    $17,386,000
                                                       ===========    ===========


                            TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                 Three Months Ended            Six Months Ended
                                      June 30,                     June 30,
                                 1995          1996           1995           1996
                             ------------   -----------   ------------   ------------
SALES......................  $  5,640,000   $10,580,000   $ 10,657,000   $ 19,268,000
DIRECT EXPENSES............     4,986,000     9,184,000      9,398,000     16,444,000
                             ------------   -----------   ------------   ------------
     GROSS PROFIT..........       654,000     1,396,000      1,259,000      2,824,000

MARKETING AND SALES EXPENSE       587,000       594,000      1,024,000      1,235,000
GENERAL AND ADMINISTRATIVE
 EXPENSES..................     1,288,000     1,310,000      2,449,000      2,432,000
AMORTIZATION EXPENSE.......       167,000       132,000        312,000        277,000
                             ------------   -----------   ------------   ------------
OPERATING LOSS.............    (1,388,000)     (640,000)    (2,526,000)    (1,120,000)
OTHER INCOME (EXPENSES):
     Interest Expense......        (9,000)      (69,000)        (9,000)      (121,000)
     Interest Income.......        10,000        17,000         47,000         26,000
        Other..............             -             -              -              -
                             ------------   -----------   ------------   ------------

TOTAL  OTHER INCOME
 (EXPENSE).................         1,000       (52,000)        38,000        (95,000)

LOSS FROM CONTINUING
 OPERATIONS................   ($1,387,000)     (692,000)   ($2,488,000)   ($1,215,000)
LOSS FROM DISCONTINUED
 OPERATIONS................      (120,000)     (271,000)      (240,000)      (400,000)
                             ------------   -----------   ------------   ------------
NET LOSS...................   ($1,507,000)    ($963,000)   ($2,728,000)   ($1,615,000)
                             ============   ===========   ============   ============

LOSS PER COMMON SHARE AND
   COMMON SHARE EQUIVALENT:
   CONTINUING OPERATIONS...        ($0.08)       ($0.04)        ($0.14)        ($0.07)
   DISCONTINUED OPERATIONS.         (0.01)        (0.01)         (0.01)         (0.02)
                             ------------   -----------   ------------   ------------
NET LOSS...................        ($0.09)       ($0.05)        ($0.15)        ($0.09)
                             ============   ===========   ============   ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING...............   17,835,000    18,639,000     17,835,000     18,517,000
                             ============   ===========   ============   ============


                    TRANSCEND SERVICES, INC. AND AFFILIATES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,

                                                            1995         1996
                                                            ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss................................................ ($2,728,000)   ($1,615,000)

Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:

Depreciation and amortization...........................     565,000        690,000

Loss from discontinued operations.......................     240,000        400,000
Changes in assets and liabilities, net of acquisitions:
     Accounts receivable................................    (258,000)      (648,000)
     Prepaid expenses...................................    (152,000)      (569,000)
     Deposits and other assets..........................      18,000        210,000
     Accounts payable...................................    (511,000)        45,000
     Accrued compensation and benefits..................     296,000       (380,000)
     Accrued expenses...................................    (483,000)       477,000
     Other..............................................     (15,000)             -
     Deferred income taxes..............................     (35,000)       (30,000)
                                                        ------------   ------------
     Total adjustments..................................    (335,000)      (195,000)
                                                        ------------   ------------
Net Cash provided by (used in)
     continuing operations..............................  (3,063,000)    (1,420,000)
                                                        ------------   ------------
Net Cash provided by (used in)
     discontinued operations............................     107,000       (354,000)
                                                        ------------   ------------

Net Cash provided by (used in)
     operating activities...............................  (2,956,000)    (1,774,000)
                                                        ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...............................    (649,000)      (778,000)
     Disposal and transfer of property..................      59,000              -
     Cash acquired from acquisitions....................   7,560,000         37,000
     Distribution of retained earnings (by EMT owners
       prior to merger).................................                   (121,000)
     Acquisitions.......................................  (2,339,000)             -
                                                        ------------   ------------
Net Cash provided by (used in) investing activities.....   4,631,000       (862,000)

NET CASH FROM FINANCING ACTIVITIES:
     Borrowing from debt................................     648,000      1,684,000
     Payments on debt...................................  (2,040,000)      (198,000)
     Payments under line of credit agreement............
     Proceeds - Common Stock, net.......................     173,000
     Proceeds - Stock Options, net......................      35,000        491,000
                                                        ------------   ------------
Net Cash provided by (used in) financing activities.....  (1,184,000)     1,977,000

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS...................................     491,000       (659,000)
CASH AND CASH EQUIVALENTS, at
     beginning of period................................     150,000      1,117,000
                                                        ------------   ------------

CASH AND CASH EQUIVALENTS, at end of period.............$    641,000   $    458,000
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

RESULTS OF OPERATIONS

The Company's net loss for the quarter and six months ended June 30, 1996 were $963,000 and $1,615,000, respectively. Management believes that the Company's losses are primarily attributable to the significant expenses incurred by the Company to build a sales and management organization of a size necessary to support an increased number of outsourcing contracts and the expansion of the Company's services to healthcare institutions. For the quarter and six months ended June 30, 1996, the Company's marketing and sales expenses were $594,000 and $1,235,000 , respectively, and the Company's general and administrative expenses amounted to $1,310,000 and $2,432,000, respectively. The build-up of the Company's management infrastructure has been necessary in order for the Company to manage the planned growth in its outsourcing business and will allow it to grow revenues significantly from current levels without increasing selling, general and administrative costs by the same proportion, as is illustrated in the 1996 quarterly and six month comparisons detailed below. At the present time, the Company's revenues are not sufficient to support these expenses and generate profits. The Company will be required to increase its revenues from contract management and other services and effectively manage its costs to achieve profitability. In addition, the Company's pricing mechanism on most of its outsourcing contracts requires the Company to increase operating efficiencies over the life of the contract in order to increase profit margins. The Company will also be required to procure a critical mass of such contracts and be able to renew such outsourcing contracts to the level needed to become profitable.

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

The loss from discontinued operations relates to legal expenses incurred in connection with the Lawsuit. See "Part II Other Information -- Item 1. Legal Proceedings."

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

The loss from discontinued operations relates to legal expenses incurred in connection with the Lawsuit. See "Part II Other Information -- Item 1. Legal Proceedings."

DISCONTINUED OPERATIONS

At June 30, 1996, the net assets of the discontinued operations of the Company's healthcare subsidiaries, First Western and Veritas, both of which ceased operations as of April 30, 1993, were $2,368,000 in net accounts receivable. The collection liabilities of First Western and Veritas have been deducted in determining net accounts receivable. In October, 1995, the Company sold approximately 38% of the gross accounts receivable to a third party with which the Company has also contracted with to service and manage the remaining accounts receivable balance for a set fee. The net accounts receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies for applicant medical/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former subsidiaries, First Western Health Corporation and Veritas Healthcare Management. The Company expects to collect the accounts receivable from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with the third party for servicing and managing the remaining accounts receivable balance. Payment of a portion of the remaining gross receivables, however, is contested by the insurance companies. The collection of these contested accounts receivable is therefore subject to resolution by the California Workers Compensation Appeals Board, an administrative body charged with determining an insurance company's liability for the payment of medical/legal evaluation services. In estimating net accounts receivable, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution by the California Workers Compensation Appeals Board of the collectibility of the disputed portion of the receivables. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations on an on-going basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the asset.

In September 1994, the Company sold substantially all the assets and liabilities of its wholly-owned subsidiary, Occu-Care, which operated industrial medical clinics, to AmHealth, Inc. ("AmHealth") for a price of $4,000,000. The purchase price included $1,500,000 in cash paid at closing and the issuance of two promissory notes bearing interest at 8% per annum. AmHealth defaulted on the first interest payments on the two notes. In conjunction with the Merger on January 30, 1995, the Company recorded these notes as one due for $2,050,000, which was the Company's estimate of fair market value (using a discounted cash flow approach). AmHealth defaulted on a December 1, 1995 mandatory redemption of a portion of this obligation.

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

                                     ITEM 6
                        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     4.1*    Loan and Security Agreement, $5,000,000 Working Capital Line and
             $750,000 Equipment Line, provided by Silicon Valley Bank to
             Transcend Services, Inc.
     4.2*    Working Capital Note
     4.3*    Equipment Term Note
     4.4*    Warrant to Purchase Common Stock
     4.5*    Silicon Valley Bank Antidilution Agreement
     4.6*    Silicon Valley Bank Registration Rights Agreement
    +11      Statement Re Computation of Per Share Earnings
    +27.1    Financial Data Schedule

     *       Previously filed.
     +       Amended hereby.

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



Date: February 20, 1997        By:/S/ David W. Murphy
                                  --------------------------------
                                  David W. Murphy
                                  Chief Financial Officer
                                  (Principal Financial and
                                  Accounting Officer)