Form 10-Q/A
period 1996-09-30
TRANSCEND SERVICES INC
filed 1997-02-21
CIK 858452

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996: (List all such items, financial statements, exhibits or other portions amended)


                        Part I - Financial Information

Item 1.  Financial Statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

================================================================================

                        PART 1 - FINANCIAL INFORMATION

Item 1 - Financial Statements

                           TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                  December 31,                  September 30,
                                                                     1995                           1996
                                                                   ---------                     ----------
                                                                                                 (Unaudited)

         ASSETS

CURRENT ASSETS:

    Cash and cash equivalents.................................      $1,117,000                 $  1,640,000
    Accounts receivable, net .................................       3,165,000                    3,146,000
    Prepaid expenses, supplies and other......................         309,000                      790,000
                                                                    ----------                   ----------
         Total current assets.................................       4,591,000                    5,576,000

NET ASSETS RELATED TO DISCONTINUED
     OPERATIONS...............................................       2,414,000                    2,467,000
SECURITIES FROM AMHEALTH......................................       2,050,000                      350,000
EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
    net of accumulated depreciation
    and amortization..........................................       1,767,000                    2,462,000
OTHER ASSETS..................................................         408,000                      170,000
GOODWILL AND OTHER INTANGIBLE ASSETS,
    net of accumulated amortization...........................       5,363,000                    4,957,000
                                                                    ----------                   ----------
   Total assets..............................................      $16,593,000                  $15,982,000
                                                                   ===========                  ===========


    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt ........................     $   208,000                   $   98,000
    Accounts payable..........................................       1,268,000                    1,347,000
    Accrued compensation and employee benefits................       1,570,000                    1,460,000
    Other accrued liabilities.................................         808,000                      948,000
    Bank line of credit.......................................            -                       2,118,000
    Note Payable..............................................            -                          12,000
    Deferred income taxes.....................................         133,000                      103,000
                                                                    ----------                   ----------
         Total current liabilities............................       3,987,000                    6,086,000
                                                                    ----------

CONVERTIBLE DEBENTURES........................................       2,000,000                    2,000,000
LONG TERM DEBT................................................         431,000                      315,000
DEFERRED INCOME TAXES ........................................         543,000                      541,000

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value:
         Authorized - 21,000,000 shares
         No shares outstanding
    Common Stock, $.01 par value:
         Authorized - 31,000,000 shares
         Issued and outstanding 18,113,000 shares at
             December 31, 1995 and 19,368,000  shares
             at September 30, 1996............................         183,000                      325,000
    Additional paid-in capital................................      16,642,000                   20,080,000
    Retained earnings (deficit)...............................      (7,193,000)                 (13,365,000)
                                                                    ----------                   ----------
         Total shareholders' equity...........................       9,632,000                    7,040,000
                                                                    ----------                   ----------
         Total liabilities and shareholders' equity...........     $16,593,000                  $15,982,000
                                                                   ===========                  ===========

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    Three  Months Ended           Nine  Months Ended
                                                                       September 30,                 September 30,

                                                                        1995          1996             1995           1996
                                                                        ----          ----             ----           ----


SALES.........................................................   $7,412,000    $8,701,000      $18,069,000    $27,969,000
DIRECT EXPENSES...............................................    6,023,000     7,880,000       15,421,000     24,324,000
                                                                  ---------     ---------       ----------     ----------
    GROSS PROFIT..............................................    1,389,000       821,000        2,648,000      3,645,000

MARKETING AND SALES EXPENSE...................................      701,000       667,000        1,725,000      1,902,000
GENERAL AND ADMINISTRATIVE EXPENSES...........................    1,282,000     2,083,000        3,731,000      4,515,000
AMORTIZATION EXPENSE..........................................      165,000       129,000          478,000        406,000
WRITE DOWN OF AMHEALTH SECURITIES.............................          -       1,700,000              -        1,700,000
                                                                  ---------     ---------       ----------     ----------
    OPERATING LOSS............................................     (759,000)   (3,758,000)      (3,286,000)    (4,878,000)

OTHER INCOME (EXPENSES):
    Interest Expense..........................................      (33,000)     (100,000)         (43,000)      (221,000)
    Interest Income...........................................          -          15,000           47,000         41,000
           Other..............................................          -        (200,000)             -         (200,000)
                                                                  ---------     ---------       ----------     ----------
TOTAL  OTHER INCOME (EXPENSE).................................      (33,000)     (285,000)           4,000       (380,000)


LOSS FROM CONTINUING OPERATIONS...............................     (792,000)   (4,043,000)      (3,282,000)    (5,258,000)

LOSS FROM DISCONTINUED OPERATIONS.............................     (119,000)     (393,000)        (359,000)      (793,000)
                                                                   ---------     ---------        ---------      ---------

NET LOSS......................................................    ($911,000)   ($4,436,000)    ($3,641,000)   ($6,051,000)
                                                                  ==========   ============    ============   ============


LOSS PER COMMON SHARE AND
    COMMON SHARE EQUIVALENT...................................
    Continuing Operations.....................................      ($0.04)         ($0.21)        ($0.18)        ($0.28)
    Discontinued Operations...................................       (0.01)         (0.02)          (0.02)       (  0.05)
                                                                   --------      ---------          ------       --------
NET LOSS PER COMMON SHARE AND
    COMMON SHARE EQUIVALENT...................................      ($0.05)        ($0.23)         ($0.20)        ($0.33)
                                                                    =======        =======        ========        =======

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING ..............................................   18,078,000     18,990,000      17,973,000     18,510,000
                                                                 ==========     ==========      ==========     ==========

                    TRANSCEND SERVICES, INC. AND AFFILIATES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         Nine Months Ended
                                                                                            September 30,

                                                                                    1995                    1996
                                                                                    ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss...................................................................      ($3,641,000)        ($6,051,000)

Adjustments to reconcile net loss to
    net cash used in operating activities:

Depreciation and amortization..............................................          896,000           1,047,000
Write-down of AmHealh Securities...........................................             -              1,700,000
Loss related to Discontinued Operations....................................          359,000             793,000

Changes in assets and liabilities, net of acquisitions:
    Accounts receivable....................................................       (1,367,000)            187,000
    Prepaid expenses.......................................................          (96,000)           (477,000)
    Deposits and other assets..............................................         (344,000)            242,000
    Accounts payable.......................................................         (915,000)             64,000
    Accrued compensation and benefits......................................          734,000            (149,000)
    Accrued expenses.......................................................         (121,000)            140,000
    Deferred income taxes..................................................          (35,000)            (30,000)
    Other..................................................................           91,000                -
                                                                                 -----------         -----------
         Total adjustments.................................................         (798,000)         (3,517,000)
                                                                                 -----------         -----------
Net Cash used in continuing operations.....................................       (4,439,000)         (2,534,000)
                                                                                 -----------         -----------
Net Cash used in discontinued operations...................................           89,000            (844,000)
                                                                                 -----------         -----------

Net Cash provided by (used in)
    operating activities...................................................       (4,350,000)         (3,378,000)
                                                                                 -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures...................................................         (878,000)         (1,110,000)
    Disposal of property...................................................           60,000                -
    Cash acquired from acquisitions........................................        7,560,000              37,000
    Distributions of retained earnings (by EMT owners prior to merger)                  -               (121,000)
    Acquisitions..........................................................        (2,349,000)               -

Net Cash provided by (used in) investing activities.......................         4,393,000          (1,194,000)

NET CASH FROM FINANCING ACTIVITIES:

    Borrowing from debt...................................................           648,000           2,129,000
    Payments on debt......................................................        (2,067,000)           (298,000)
    Proceeds - Convertible Debentures ....................................         2,000,000                -
    Proceeds - Common Stock and Warrants,  net ...........................             -               2,447,000
    Proceeds - Stock Options, net.........................................           328,000             817,000
                                                                                 -----------         -----------
Net Cash provided by (used in) financing activities.......................           909,000           5,095,000

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS......................................................           952,000             523,000
CASH AND CASH EQUIVALENTS, at
    beginning of period...................................................           150,000           1,117,000
                                                                                 -----------         -----------

CASH AND CASH EQUIVALENTS, at end of period...............................        $1,102,000          $1,640,000
                                                                                  ==========         ===========

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

(6) In August, 1996, the Company decided to write down $1.7 million of its $2.05 million note from AmHealth, Inc. ("AmHealth") to which it sold substantially all of the assets and liabilities of the Company's wholly-owned subsidiary, Occu-Care, Inc. for a total purchase price of $4.0 million in September, 1994. The Company took this action only after receiving notice on or about July 23, 1996, that AmHealth's proposed transaction to sell substantially all of its assets to CORE, Inc. for cash had fallen through and the Definitive Agreement between CORE, Inc. and AmHealth, had been officially terminated. The CORE transaction would have resulted in AmHealth receiving enough cash to pay off all of the $2,050,000 owed to the Company as well as $5,287 in legal fees incurred in connection with the Company's execution of a definitive settlement agreement (signed June 17, 1996 between the Company and AmHealth) pursuant to which AmHealth had agreed to immediately settle any and all outstanding claims with the Company.

(7) The Company expensed approximately $220,000 in the third quarter of 1996 in connection with the termination of 15 employees. The liability remaining at September 30, 1996 was approximately $75,000 the majority of which will be paid in the fourth quarter of 1996.

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

The Company is also considering pricing its contract management contracts, where possible, to provide for more contingency sharing of either (i) the one-time cash flow savings that the Company generates for its contract management customers through a reduction in gross days receivables outstanding due to the processing of bills being delayed in the medical records department and/or (ii) increased revenues realized by hospital customers as a result of the Company's favorable impact (through enhanced coder and physician training) on the hospital's Case Mix Index (a measurement of the hospital's severity/acuity level for DRG reimbursements under Medicare). Of its 18 contracts as of September 30, 1996, only one contract was priced under a contingency sharing arrangement, and there can be no guarantee that the Company will be successful in pricing any of its future contracts in this manner.

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

Results of Operations

The Company's net loss for the quarter and nine months ended September 30, 1996 were $4,436,000 and $6,051,000, respectively, reflecting one-time, non-recurring losses from continuing and discontinued operations of approximately $2,900,000. The Company's losses are primarily attributable to the following: (i) a one-time $1.7 million write-down of the AmHealth receivable due the Company for the sale of its Occu-care clinics in December, 1994, which receivable the Company determined to write-down following AmHealth's failed attempt to sell its clinics to CORE, Inc. in July, 1996; (ii) approximately $1.0 million in one-time charges incurred in connection with the Company's internal reorganization and restructuring efforts in July and August of the third quarter ended September 30, 1996; and
(iii) approximately $200,000 of expenses incurred in connection with the Company's attempt to raise additional capital through a public offering of common stock in May, 1996.

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

The increase in total revenues for the quarter ending September 30, 1996, as compared to the quarter ended September 30, 1995, is primarily attributable to
(i) contract management outsourcing revenues of approximately $814,000 related to six (6) contract management contracts signed in the fourth quarter of 1995 and year-to-date 1996 and (ii) increased medical transcription revenues resulting from strong internal growth in existing locations and the acquisition of two transcription businesses in June of 1996. These increases were partially offset by the decrease in case management revenues in the Company's wholly-owned subsidiary, Sullivan Health Management, which has sustained the loss of several key accounts over the 1996 fiscal year. In September, 1996, the Company hired an experienced sales and operations manager to serve as President of Sullivan and lead a re-building effort now underway to increase sales and improve the operations of Sullivan. Sullivan experienced a net loss from continuing operations for the quarter ended September 30, 1996.

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

Marketing and sales expenses decreased 4.9% to $667,000 in the three months ended September 30, 1996 from $701,000 in the prior year period and decreased as a percentage of revenues to 7.6% for the quarter ended September 30, 1996 from 9.5% for the quarter ended September 30, 1995. The decrease in sales and marketing expenditures as a percentage of revenues is attributable to (i) the Company's investment in a national sales force and marketing program in 1995 which has led to an increase in total sales during fiscal 1996 without a meaningful increase in marketing and sales expenditures in fiscal year 1996; as revenues increase, marketing and sales expenses, as a percentage of revenues, should continue to decline, and (ii) a higher level of sales commissions were paid out in the quarter ended September 30, 1995 compared to the September 30, 1996 quarter as six new contracts were signed in the third quarter of 1995.

General and administrative expenses of $2,083,000 for the three months ended September 30, 1996 represented an increase of 62.5% over the $1,282,000 expended in the same prior year period. The increase in general and administrative expenses from 17.3% to 23.9% of revenues (in the quarter-to-quarter comparison) is primarily a result of (i) certain charges related to the Company's re-organization (i.e., one-time severance payments); (ii) an increase in the Company's health insurance costs in 1996 versus the same quarter comparison in 1995; and (iii) other general cost increases. The Company believes that the reorganization of its sales, operating and administrative functions undertaken in the third quarter of 1996 should result in a significant reduction of selling, general and administrative ("S,G&A") expenses in the new year and into 1997. Specifically, S,G&A expenses (inclusive of its Sullivan subsidiary's S,G&A costs) included one-time costs of approximately $630,000, of which approximately 35% were severance costs for employees whose job positions were eliminated. Reduced employee expenses will be realized as a result of these actions. The remaining non-recurring costs included: (i) moving expenses incurred in Sullivan's corporate office relocation; (ii) costs incurred in connection with the EMT and GMT acquisitions; (iii) consulting fees incurred in connection with the Company's Information Service Center concept; and (iv) costs, including legal, incurred in connection with the settlement of a lease/buy-out transaction. The impact of the reorganization will be realized immediately in the fourth quarter of 1996 and every quarter thereafter on a comparative basis as the cost reductions inherent in this reorganization were more or less permanent. The Company also recognized in the most recent quarter ended September 30, 1996, through its reorganization, approximately $400,000 of one-time non-recurring costs in its direct operating costs that negatively impacted gross margins for the contract management, transcription and Sullivan operations. These costs primarily related to the loss and transition from one contract management account and the setting up of a new large (outsourced) transcription customer. These costs, on a comparative quarter- to-quarter basis, will not be repeated going forward.

The Company's loss from continuing operations increased to $4,043,000 for the quarter ended September 30, 1996 from $792,000 in the third quarter of the prior year period. The loss from discontinued operations increased to $393,000 for the quarter ended September 30, 1996 from $119,000 in the third quarter of 1995 as a result of additional legal fees incurred in connection with the Company's civil lawsuit against certain insurance companies in the state of California.

Other expenses increased to $285,000 for the quarter ended September 30, 1996 as compared to other expense of $33,000 for the quarter ended September 30, 1995, primarily due to the impact of interest expense incurred in connection with (i) the August 15, 1995 private placement of 8% Subordinated Convertible Debentures and (ii) the Company's borrowings against its working capital line of credit totaling $2,118,000 as of September 30, 1996. Also, the Company has expensed $200,000 in the third quarter of 1996 to cover all of its legal, accounting and printing costs incurred in connection with its May/June filing with the SEC to raise additional capital through a secondary offering of common stock. Due to adverse marketing conditions, the Company withdrew its offering in July in 1996, prior to marketing.

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

The increase in total revenues for the nine months ended September 30, 1996, is primarily attributable to (i) contract management outsourcing revenues of approximately $2,163,000 related to six contract management contracts signed in the fourth quarter 1995 and year-to-date 1996 and (ii) increased medical transcription revenues, primarily resulting from strong internal growth in existing locations and the acquisition of two transcription businesses in June of 1996.

Gross profit increased 37.7% to $3,645,000 for the nine months ended September 30, 1996 from $2,648,000 in the first nine months of the prior year. Gross profit as a percentage of revenues decreased to 13.0% for the nine months ended September 30, 1996 from 14.7 % in the same prior year period. This decrease was primarily attributable to the contract management outsourcing division, which experienced a decline from 15.9% in the nine months ended September 30, 1995 to 14.4% for the same period in 1996. Gross profit as a percentage of revenues decreased in the contract management division as a result of (i) increased operating expenses incurred in several contract management accounts during the third quarter of 1996 and (ii) increased costs associated with the termination of the Company largest contract management outsourcing customer to date (Pinnacle Health System). In addition, the medical transcription business experienced a decrease in its gross margins as a percentage of revenue in the nine months ended September 30, 1996 from 16.8% in 1995 to 14.7% in 1996. The margin decrease in transcription is a result of increased operating costs in several of the Company's transcription sites, including the one-time costs associated with opening a new branch location; the start-up costs incurred with implementing several new outsourcing contracts in transcription and the costs associated with the Company's recently acquired transcription companies in Salt Lake City (EMT) and Los Angeles (GMT).

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

General and administrative expenses of $4,515,000 for the nine months ended September 30, 1996 increased approximately 21.0% over the $3,731,000 expended in the same prior year period; however, this represents a decrease as measured as a percentage of revenues in comparing the 1995 and 1996 nine month periods. The decline in general and administrative expenses from 20.0% to 16.1% of revenues (in the September 30, 1995 to September 30, 1996 comparison) is a result of the Company's leveraging its administrative cost structure over a higher revenue base. The Company believes that the reorganization of its sales, operating and administrative functions undertaken in the third quarter of 1996 should result in a significant reduction of S,G&A expenses in the new year and into 1997. Specifically, S,G&A expenses (inclusive of its Sullivan subsidiary's S,G&A costs) included one-time costs of approximately $630,000, of which approximately 35% were severance costs for employees whose job positions were eliminated. Reduced employee expenses will be realized as a result of these actions. The remaining non-recurring costs included: (i) moving expenses incurred in Sulllivan's corporate office relocation; (ii) costs incurred in connection with the EMT and GMT acquisitions; (iii) consulting fees incurred in connection with the Company's Information Service Center concept; and (iv) costs, including legal, incurred in connection with the settlement of a lease/buy-out transaction. The impact of the reorganization will be realized immediately in the fourth quarter of 1996 and every quarter thereafter on a comparative basis as the cost reductions inherent in this reorganization were more or less permanent. The Company also recognized in the most recent quarter ended September 30, 1996, through its reorganization, approximately $400,000 of one-time non-recurring costs in its direct operating costs that negatively impacted gross margins for the contract management, transcription and Sullivan operations. These costs primarily related to the loss and transition from one contract management account and the setting up of a new large (outsourced) transcription customer. These costs, on a comparative quarter-to-quarter basis, will not be repeated going forward.

The Company's loss from continuing operations increased to $5,258,000 for the nine months ended September 30, 1996 from $3,282,000 in the first nine months of the prior year period. The loss from discontinued operations increased to $793,000 for the nine months ended September 30, 1996 from $359,000 in the first nine months of 1995 as a result of additional legal fees incurred in connection with the Company's civil lawsuit against certain insurance companies in the state of California.

Other expenses increased to $380,000 for the nine months ended September 30, 1996 as compared to other income of $4,000 for the nine months ended September 30, 1995, primarily due to the impact of interest expense incurred in connection with (i) the August 15, 1995 private placement of 8% Subordinated Convertible Debentures and (ii) the Company's borrowings against its working capital line of credit totaling $2,118,000 as of September 30, 1996. Also, the Company has expensed $200,000 in the third quarter of 1996 to cover all of its legal, accounting and printing costs incurred in connection with its May/June filing with the SEC to raise additional capital through a secondary offering of common stock. Due to adverse marketing conditions, the Company withdrew its offering in July, 1996 prior to marketing.

Discontinued Operations

At September 30, 1996, the net assets related to the discontinued operations of the Company's healthcare subsidiaries, First Western Health Corporation ("First Western") and Veritas Healthcare Management ("Veritas") were $2,467,000 in net accounts receivable. The collection liabilities of First Western and Veritas have been deducted in determining net accounts receivable. In October, 1995, the Company sold approximately 38% of the gross accounts receivable to a third party with which the Company has also contracted with to service and manage the remaining accounts receivable balance for a set fee. The net accounts receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies from applicant/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former subsidiaries, First Western and Veritas. The applicant/legal evaluation services were provided to injured California workers who, under Section 4620 of the California Labor Code (the "California Code"), are entitled to "medical-legal" testimony from a physician of his or her choosing in order to provide medical evidence that he or she is entitled to benefits under California's workers' compensation system. Under section 4621 of the California Code, employers are responsible for paying the employees' costs of such medical-legal expenses that are reasonably, actually and necessarily incurred and payment for such costs must be made or objected to within 60 days of receipt of the billing from the provider. Notwithstanding the requirement for prompt payment and objection, many insurance companies fail to pay promptly.

In the event of non-payment, a lien is filed with the California Workers' Compensation Appeals Board ("WCAB"), after which the medical-legal provider is known as a "lien claimant." In connection with the accounts receivable owed the Company, liens have been filed with the WCAB for all $6,064,000 of the gross accounts receivable outstanding as of September 30, 1996. While lien claimants are supposed to be paid immediately, they are not entitled to a determination as to the collectibility on the lien by an administrative court hearing until there has been a hearing on the employee's underlying case. Accordingly, if an insurer fails to pay a medical-legal provider's bill as required and continues to dispute payment after the filing of a lien, the provider may have to wait years until the injured worker's health status reaches the point that entitlement to benefits may be determined. In addition, even if the case in chief has been determined, backlogs in the system often create delays of several years before an order for payment can be obtained. The situation is analogous to the several years or longer that it often takes in the civil court system to obtain judgement after filing an action. Although it may take a number of years, the Company does not believe that there is any dispute as to the Company's ability to attempt collection on the liens and expects to collect the accounts receivable from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with the third party for servicing and managing the remaining accounts receivable balance. During the nine months ended September 30, 1996, the Company collected approximately $330,000 on the receivables and wrote off approximately $276,037, exclusive of the receivables sold to the third party. As a further delay to the Company obtaining an order of payment, four insurers that are defendants in the Lawsuit have obtained stays of the proceedings before the WCAB, pending resolution of the Lawsuit. Such stays relate to the collection of $5,516,000 of the total gross receivables. Although over 91% of the accounts receivable are subject to the stays of proceeds, the Company believes that it will be able to collect such accounts as the stays of proceedings only impact the timing of the Company's collection, not the insurance companies' legal obligation to pay for the services rendered. In estimating net accounts receivable, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution by the California WCAB of the collectibility of the disputed receivables. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations on an ongoing basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the asset.

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

For the nine months ended September 30, 1996, financing activities provided $5,095,000, primarily from (i) the proceeds received on the exercise of incentive stock options in the amount of $817,000; (ii) the utilization of credit facilities (as described below) in the amount of $2,129,000; and (iii) proceeds of $2,447,000 received in connection with the sale of common stock and warrants.

On April 30, 1996, the Company established two separate credit-facilities with Silicon Valley East (Wellesley, Massachusetts) a division of Silicon Valley Bank, a California-chartered bank (Santa Clara, California). The aggregate credit available (under both facilities) is $5.75 million. The banking facilities are secured by all of the Company's assets. One of the facilities is a $5.0 million working capital credit line under which the Company may borrow a certain percentage of its accounts receivable balance, subject to an initial cap of $3.0 million that was to be removed if the Company realized net income of at least $50,000 in the quarter ended September 30, 1996. Because the Company recognized a loss in the third quarter, this facility remains capped at $3.0 million. The second facility is a $750,000 term facility set up to help the Company meet any of its capital investment requirements in the near term which include the purchase of computers and transcription related equipment. This term note is subject to an initial cap of $250,000, with the cap being removed during such periods that the Company maintains a minimum debt service ratio of 1.5 to 1.0, where debt service is defined as earnings before interest and taxes plus depreciation and amortization, divided by total interest plus current portion of long-term debt. As of September 30, 1996 the Company was not maintaining the required debt service ratio, therefore, the cap of $250,000 remains in place on this term facility. As of September 30, 1996 total borrowings under both facilities totaled $2,118,000. The stated interest rate on the working capital facility is prime plus 0.5% and the stated interest rate on the term loan is prime plus 1.0%. Both of these facilities will mature on April 30, 1997. Due to the Company's third quarter financial losses, the Company's borrowing capacity is currently capped at the $2,118,000 level of debt; the Company is currently re-negotiating all of its major financial covenants and borrowing capabilities with Silicon Valley East as a result of its third quarter loss and one-time, non-recurring balance sheet adjustments.

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

                          PART II - OTHER INFORMATION

                                    ITEM 6
                       EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed with this report.


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

Date: February 20, 1997                 By:/S/ David W. Murphy
                                           -------------------
                                          David W. Murphy
                                          Chief Financial Officer
                                             (Principal financial and
                                             accounting officer)