Form 10-K
period 1996-12-31
TRANSCEND SERVICES INC
filed 1997-03-31
CIK 858452

--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                                    MARK ONE
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                                 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996
                                       or

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the voting stock held by non-affiliates of the
      Registrant, computed using the last sale price as reported for the Registrant's common stock on March 3, 1997 was $58,778,592.

Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

          Class                             Outstanding at March 3, 1997
          -----
Common Stock, $.01 par value                           19,495,202
                                              -----------------------------



--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

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

GENERAL

  Transcend Services, Inc. (the "Company" or "Transcend") is a healthcare services company focused on the emerging field of healthcare information management ("HIM") services to hospitals and other associated healthcare providers. The Company provides a range of HIM services, including: (i) contract management ("outsourcing") of the healthcare information or medical records function, as well as the admissions function; (ii) transcription of physicians' dictated medical notes; and (iii) consulting services relating to medical records and reimbursement coding. As of December 31, 1996, the Company operated, on a contract management basis, the medical records and certain other HIM functions of 20 general acute care hospitals located in 13 states and the District of Columbia. The Company also provides, through its 100% wholly-owned subsidiary, Sullivan Health Management Services, Inc., case management and disability management services to insurance carriers, third party administrators and self-insured employers.

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

  With over 5,000 hospitals in the United States, the market for outsourcing the management of medical records departments and other affiliated departments is sizable. Approximately 3,000 hospitals in the United States have more than 100 beds and constitute the Company's first tier of market opportunity. American Hospital Publishing, Inc.'s annual contract management survey published on October 4, 1996, revealed that in 1997 medical records contract management is
expected to grow 175%.   According to research conducted by Modern Healthcare
magazine as of December 9, 1996, 67.5% of hospitals surveyed outsource one or more departments. This survey also revealed that 33.8% of hospitals surveyed are considering further outsourcing.

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

HISTORY OF THE COMPANY

  The Company was incorporated in California in 1976 and was reorganized as a Delaware corporation in 1988. On January 10, 1995, the Company, formerly known as "TriCare, Inc.," acquired Transcend Services, Inc., then a Georgia corporation, by the merger of Transcend Services, Inc. into First Western Health Corporation ("First Western"), a subsidiary of the Company (the "Merger"). Prior to the Merger, Transcend Services, Inc., which was originally organized in 1984, provided consulting services for medical records management, quality and utilization management, records coding and records management software. In 1992, the former Transcend Services, Inc. developed, tested and marketed new lines of business intended to capitalize on the increasing need for the outsourcing of medical records, and by the end of 1992 had entered into its first long-term agreement for the management of a hospital's medical records department. On May 31, 1995, Transcend Services, Inc. and Veritas Healthcare Management ("Veritas"), another subsidiary of the Company, merged into the Company, whose name was then changed to "Transcend Services, Inc." The Merger was treated for financial accounting purposes as the acquisition of TriCare, Inc. by Transcend Services, Inc. and the historical financial statements of the former Transcend Services, Inc. have become the financial statements of the Company and include the businesses of both companies after the effective date of the Merger. The Company has one wholly-owned operating subsidiary, Sullivan Health Management Services, Inc. ("Sullivan").

BUSINESS STRATEGY

  The Company's business strategy focuses on the application of advanced technological tools and HIM expertise to improve the efficiency and productivity of HIM services from pre-admission of the patient through post-discharge. Key elements of the Company's business strategy consist of the following:

  Increase Penetration of Outsourcing Market. The Company is focused on increasing its penetration of the healthcare information outsourcing market through the implementation of an enhanced sales, marketing and lead generation program. The Company's initial target market is comprised of the approximate 3,000 hospitals in the United States with more than 100 beds. The Company has substantially expanded its marketing efforts, evidenced by the fact that the Company conducted 61 onsite detailed consultations with potential customers ("operational assessments") during the twelve month period ended December 31, 1996 as compared to a total of 16 operational assessments during calendar year 1995. Furthermore, the Company intends to continue expanding its marketing efforts to include large clinics, sub-acute care facilities, HMOs, skilled nursing facilities and other healthcare providers as part of the integrated healthcare delivery system.

  Apply Emerging Technology. Although the Company is a service company and therefore does not intend to develop a proprietary software/hardware system, the Company is technology oriented and intends to utilize the most effective technology available to reshape the way information is managed across the integrated healthcare delivery system to obtain new levels of cost effectiveness. Through a strategic partnership with a small imaging company, the Company has introduced an electronic document management ("EDM") product in three of its contract management sites over the past two years. However, the Company does not intend to invest in the research and development of EDM systems, and to the extent that more effective technological products become available, the Company will use such technology, or partner with qualified technology companies, to establish the most effective optical scanning or electronic imaging capabilities at its sites. In March, 1997, the Company signed a three year non-exclusive Agreement to enter into a marketing relationship with MedPlus, Inc., which incorporates MedPlus' Chartmaxx Electronic Patient Record System into Transcend's medical records department outsourcing service offerings. MedPlus is a Cincinnati-based company that develops, sells and supports hardware and software solutions to address the HIM needs of healthcare organizations. MedPlus' product offerings include electronic patient records systems, optical document archival and retrieval systems, intelligent bar coding solutions, object-oriented workflow and document management systems and lab automation and physician office productivity consulting.

  Develop Data Delivery Centers. The Company has developed the concept of a Data Delivery Center as a business model for the provision of future outsourcing services in a format designed to further reduce hospital costs and improve efficiencies by reducing and moving staff off-site and taking advantage of economies of scale. Under the model, once the Company has signed contracts with a group of healthcare provider customers which are under common ownership and/or located in a given geographic area, the Company plans to consolidate all of the functional and technological aspects of HIM services into one centralized off-site service center. The Company believes that the Data Delivery Center model offers several benefits, including the ability to perform similar functions for multiple clients, to offer outsourcing services to larger integrated delivery systems and to provide geographically spaced healthcare providers with a central
location for the receipt of patient data.    As an initial step in 1997, the
Data Delivery Center will be set up (and operational) to provide a single centralized, off-site service offering - coding - to multiple hospital customers (prior to the expansion of full-service medical records outsourcing through the Data Delivery Center).

  Expand Range of Contract Management Services. Once the Company has established itself in a hospital by successfully managing the medical records department, the Company believes it is well positioned to manage other aspects of the hospital's operations related to health information, including patient admitting and the business office. As of December 31, 1996, the Company managed patient admissions for three hospitals, but managed no business office functions for any customers. The Company intends to pursue additional outsourcing business from existing as well as new customers. The Company believes that additional efficiencies in information management can be achieved through the management of the record creation process at its point of beginning (pre-registration, admitting) through post-discharge (the business office).

  Pursue Acquisitions and Strategic Alliances. The Company has historically used an acquisition strategy to fulfill part of its business plan, and will continue to seek acquisition opportunities to complement, expand and diversify its services portfolio. The Company will also pursue the formation of strategic alliances in an effort to accelerate its growth through market expansion (i.e.,
such as the VHA Marketing Agreement signed in December, 1996).   See "  -- Sales
and Marketing."   The Company is presently pursuing joint marketing efforts with other companies to establish more comprehensive outsourcing relationships to be implemented over a larger shared client base.

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

  With respect to staffing requirements, the Company's outsourcing contracts are of two types. The first is a "Management Only" contract by which the Company provides a department director to supervise a hospital's medical records department and employs the departmental supervisory personnel, while all other employees of the department remain on the hospital's payroll. As of December 31, 1996, the Company had only four "Management Only" contracts out of a total of 20. The second type is a full contract management services agreement (covering 16 of a total of 20 contracts) by which the Company provides not only a records-management director but also hires all the employees of the department as the Company's employees. The Company generally provides supplemental training to these employees once it takes over the department. The Company prefers, whenever possible, to maintain the employment of all of the employees of a hospital's outsourced department and is rarely required to hire new employees.

  A significant feature of the Company's contract management services is the use of a Professional Services Team, made up of highly skilled and experienced professionals, whose responsibility is to act as an internal consulting team to its outsourced customers. This team is used during initial implementation to reengineer the outsourced department's work processes, to support the customer sites at any time and to develop "Best Practices," the Company's quality standards that are continuously updated to represent the best in the outsourcing marketplace. In December, 1996, the Company signed a consulting services Agreement with Superior Consultant Company, Inc. (Southfield, Michigan) to provide additional professional support for the implementation of new contract management accounts. The Agreement with Superior will allow the Company, in coordination with its Professional Services Team, to implement several contract management accounts simultaneously, if necessary, throughout 1997 by using Superior's professional healthcare consultants throughout its new client implementation processes.

  The Company believes that the application of better technology in contract management will reshape the way information is managed across the healthcare delivery system in the future and provide additional cost savings. Although the Company does not intend to directly invest in research and development of EDM systems, it will use the most effective technology available to the extent that its customers desire to implement such systems. Such technology is designed to
provide simultaneous access to the medical record by multiple users.   From 1994
to 1996, the Company worked with a small imaging company to develop and beta test an EDM product, trademarked "TransChart(TM)," and has now installed this optical scanning product in three of its contract management sites. The Company has had a non-exclusive agreement with the imaging company to use such company's hardware and software products, and obtain maintenance and support services, pursuant to a set fee schedule, and such company has agreed to make certain modifications to its products at the request of the Company. The Company continues to seek to implement the most effective optical scanning capabilities at its sites, and in March, 1997, signed a three year non-exclusive Agreement to enter into a marketing relationship with MedPlus, Inc., which incorporates MedPlus' Chartmaxx Electronic Patient Record System into Transcend's medical records department outsourcing service offerings. MedPlus is a Cincinnati-based company that develops, sells and supports hardware and software solutions to address the HIM needs of healthcare organizations. Product offerings include electronic patient records systems, optical document archival and retrieval systems, intelligent bar coding solutions, object-oriented workflow and document management systems and lab automation and physician office productivity consulting. The application of more advanced technologies is a key factor in the Company's planned implementation of its Data Delivery Center concept.
"See --Future Outsourcing Services-- Data Delivery Centers."

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

  The Company believes that there is a significant outsourcing opportunity in the healthcare industry to provide multiple information management and processing functions on an integrated basis beginning before a patient is admitted, through the creation and management of the medical record and continuing after a patient is discharged, in the business office. It is the intention of the Company to seek more outsourcing contracts providing fully-integrated health information management across multiple departments of the same institution for a single fee. Under the terms of three of the Company's outsourcing contracts, the Company has undertaken to provide not only medical records management services, but also to manage that hospital's patient access (admissions) function. The Company also manages the social services, utilization management and quality management functions for two hospitals. Although the Company had no outsourcing contracts for the hospital business office as of December 31, 1996, the Company may explore opportunities for contract management of the business office later in fiscal 1997. Better management of the business office benefits the hospital by both reducing costs and increasing the turnover rate of accounts receivable. The Company has demonstrated that by more effectively managing medical records, it has significantly reduced the level of unbilled accounts receivable and has created a more efficient and accurate flow of information to the business office.

  FUTURE OUTSOURCING SERVICES--DATA DELIVERY CENTERS. The Company has developed the concept of a Data Delivery Center ("DDC") as a business model for the provision of future outsourcing services in a format designed to reduce hospital costs and improve efficiencies. The Company hired an outside consultant to assist the Company in the development of a design for the work flow processes of the DDC and related equipment requirements. The consultant's assessment has been completed and the respective technology partners have been selected (Network Imaging Corporation of Herndon, Virginia and Healthdyne Information Services, "HIE", of Marietta, Georgia) to begin the implementation of the Company's first DDC by June of 1997. The first DDC will be set-up to process coding work from hospital customers in a single, centralized off-site DDC. Going forward, under the fully developed DDC model, once the Company has signed contracts with a group of healthcare provider customers which are under common ownership and/or located in a given geographic area, the Company plans to consolidate all of the functional and technological aspects of HIM services into one centralized service center. Specific areas of initial focus would include functions such as chart assembly and analysis, coding, transcription and information retrieval and storage. In order to streamline the flow of patient information as much as possible, additional labor intensive services such as scheduling, preregistration information assembly, benefit verification and procedure precertification, and almost all patient accounting and billing functions, could also be added. In contrast to current HIM operations under which most of the personnel remains on site at the customer's facility, all of the staff performing these functions would be relocated to the DDC, with the potential for a significant portion of the personnel to become home-based "telecommuters." Fewer than ten individuals would remain at the client hospital with responsibilities for document scanning and customer service functions, as well as to provide an administrative liaison role in the hospital, participate in hospital committee functions, oversee compliance issues and other management functions. The Company believes that the DDC model offers several benefits, including the ability to (i) perform similar functions for multiple clients that are common throughout the pre-admission to post-discharge healthcare continuum, thereby increasing efficiency and reducing staffing needs, (ii) offer outsourcing services to larger integrated delivery systems with multiple facilities and to provide geographically spaced healthcare providers with a central location from which they receive patient data, and (iii) increase the scope of potential clients to include larger medical clinics, skilled nursing facilities, long-term care facilities and, eventually, payors such as HMOs with complex information management requirements.

  MEDICAL TRANSCRIPTION SERVICES. The Company entered the medical transcription services business because it saw an opportunity to improve accuracy, reduce turnaround time and improve margins for its contract management customers, primarily through advances in technology. The market for medical transcription is not formally tracked, but the Executive Director of the Medical Transcription Industry Alliance has estimated that as of December, 1996, the total U.S. market for medical transcription services is in excess of $1 billion and that the market is continuing to experience growth as more hospitals outsource their medical transcription needs. The medical transcription services market is highly fragmented, with over 500 transcription companies nationally.

  The Company's transcription business provides a computer-based service for transcription of physician dictation for hospitals. While its service arrangements vary from institution to institution, some of which require transcription to be performed on-site or by hospital employees, the transcription division's services are primarily defined as transcription of dictation at remote locations, and transmission via modem or similar telephone link into the computer data base of the contracting hospital. As a result, while it provides services to over 150 different medical institutions in the United States, the transcription division is able to provide such services from seven small regional offices and therefore many of its transcription employees are able to work as "telecommuters" using networked computer terminals in their homes.

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

  CONSULTING AND CODING SERVICES. The Company continues to offer independent consulting services to hospitals on a case by case basis, and believes that its consulting services comprise an additional service offering to its existing customer base. The Company provides advice with respect to management and operations of medical records departments and related healthcare information functions, particularly reimbursement coding or "optimization" services and Case Mix Index Improvement, as well as consultation services regarding the health information aspects of hospitals' utilization management and quality management functions. Such services, which can also include interim medical records department management and related services, are provided on a negotiated fee for service basis. The Company's consulting and coding department includes specialists in various aspects of records coding and management. The Company has a medical doctor on its staff of consultants, which allows the Company to offer consultation services to physicians who are interested in improving their coding and reimbursement practices.

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

  As the use of medical records management technology increases in the future, the Company believes that three levels of healthcare provider customers will emerge. The Company divides these customers into "No Tech," "Medium Tech," and "High Tech" categories. The No Tech customer is one that has not embraced the use of technology within the facility's medical records functions to enhance productivity, quality and costs. This customer will either lack the financial resources and/or vision to progress past the paper record. For this customer, the Company will continue to reengineer the paper processes and continue to guarantee the customer reduced costs and improved quality, timeliness and service. The Medium Tech customer will be ready to begin to leverage technology, primarily through the use of optical scanning to reduce costs, improve quality and timeliness and provide multiple users access to the same record simultaneously. This will also allow for the electronic completion of the patient record by the physician, providing a significant productivity tool for the physician as well. The High

Tech customer will likely initially be large for-profit systems or not-for-profit multi-hospital groups, which will be committed to the complete change of the medical record process as it is known today. The Company believes that the High Tech customer group will be the initial market for its Data Delivery Center concept.

  PRINCIPAL CUSTOMERS.   Based on its revenues for the fiscal year ended
December 31, 1994, fees paid by each of the following hospitals accounted for 10% or more of the Company's revenues in such period: Good Samaritan Hospital, Downers Grove, Illinois (14%); Greater Southeast Community Hospital, Washington, D.C. (including Fort Washington Medical Center, Fort Washington, Maryland) (15%); Tulane University Hospital and Clinic, New Orleans, Louisiana (16%); and Memorial Medical Center of Jacksonville, Jacksonville, Florida (15%). Based on revenues for the fiscal years ended December 31, 1995 and December 31, 1996, no hospital paid fees to the Company which amounted to or exceeded 10% of the Company's revenues in those periods.

SALES AND MARKETING

  As of December 31, 1996, the Company employed eight full-time sales personnel in the contract management area of its business. Because the Company's outsourcing services are relatively new in the industry, marketing of those services has proceeded principally on the basis of personal contacts by the Company's sales personnel with senior hospital executives as well as referrals from its consulting clients. Beginning in early 1996, the Company added a telemarketing program, targeting hospital chief executive and chief financial officers, in an effort to significantly improve qualified sales leads and shorten the overall sales cycle. Having established its initial base of outsourcing contract clientele, the Company's sales force provides coverage in virtually every major hospital market in the country, with sales representatives in each of the principal geographic regions of the country (Southwest, West, Midwest, Southeast, Mid-Atlantic and Northeast). The Company's 1996 marketing strategy also included targeted advertising in industry trade publications, direct mailings, trade shows, customer testimonials, seminars and other educational literature that emphasizes the Company's market leadership position, its management expertise and its track record with current clients. The
Company expects to continue this sales and marketing strategy in 1997. In addition, on December 5, 1996, the Company signed a three-year Marketing Agreement with VHA, Inc. ("VHA") whereby VHA agrees to exclusively promote and sell Transcend's outsourcing services in medical records and patient access contract management, coding and consulting services and medical transcription services to its 1,400 hospital members throughout the United States, excluding hospitals in certain excepted geographic territories. VHA will have the opportunity to earn equity in the Company in accordance with a restricted stock agreement based solely on VHA's sourcing a specified amount of annual sales revenues (from its active role in selling to its member hospitals) to the Company.

  The Company's transcription and consulting services have historically been marketed primarily through personal contacts and referrals from existing clients. While management believes that this is an appropriate marketing strategy, particularly for consulting services, the Company has begun to implement a broader marketing campaign for its transcription services, particularly in those markets in which its transcription offices are located. The VHA Agreement also covers these services.

COMPETITION

  Management of the Company believes that the success of its outsourcing business is dependant upon the acceptance by hospitals and other healthcare providers of the concept of outsourcing medical records, admissions and other affiliated departments. Because this is an emerging field in the healthcare industry, the Company's greatest competition presently comes from existing, internal medical records departments of hospitals, which often resist the outsourcing concept. Acceptance by hospitals of the outsourcing of medical records and related departments will depend in part on the ability of the Company to alleviate concerns of hospital management related to outsourcing, such as loss of control of the outsourced function, information quality and integrity concerns, and a bias against outsourcing due to previous poor experiences. As of December 31, 1996, there was one national firm, HealthTask, Inc. (a 50/50 joint venture between Ernst & Young and Norrell) and one regional firm, Pyramid, Inc. (Southern California based), engaged in the same business. The Company expects that as the concept of outsourcing becomes more accepted, it will encounter further competition from some or all of the following sources: other traditional healthcare information management consultants; coding consultants; multi-specialty healthcare services businesses which currently provide contract management to clinical, housekeeping, dietary or other non-medical services departments of hospitals; management information services providers, particularly developers and vendors of management software; and other parties in contract management businesses (for example, business or financial management services) desiring to enter the healthcare field. The Company expects that competitive factors will include reputation for expertise in health information management, size and scope of referenceable accounts, prior experience in outsourcing, and pricing. Additionally, there are companies that operate in other areas of the health information management spectrum, including admissions, the business office and transcription. As the Company expands its scope into these other areas of health information management, the Company expects to confront other, perhaps better established, better capitalized and larger competitors.

  The Company experiences competition with respect to both its transcription and consulting business from a variety of sources, including, in each case, both local and national businesses. The markets both for medical transcription services and for medical records coding and consultation services are highly fragmented, and no competitor or identifiable group of competitors could be said to be dominant. The Company believes the principal competitive factors in each case include reputation and prior experience, and in the case of transcription services, pricing, timeliness (i.e., turnaround times on transcribed documents) and accuracy of performance. In both fields, the Company, in some cases, competes with larger, better known and better capitalized competitors. With respect to its case management business, the Company competes with several large national vendors including CRA Managed Care, Inc., CorVel Corporation, Intracorp and Genex, Inc., as well as many regional and local competitors that have established a niche in the business. Additionally, many insurance carriers and third party administrators have developed case management programs of their own rather than outsourcing this business.

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

EMPLOYEES

  As of December 31, 1996, the Company had approximately 746 full-time employees and 148 part-time employees, including 20 administrative and executive employees at its headquarters office in Atlanta, Georgia; 23 employees in sales and marketing or consultative functions; and 416 employees at outsourcing sites as well as 383 employees in its medical transcription operations. As of December 31, 1996, Sullivan had 47 full-time employees, five part-time employees and contracts with over 23 registered nurses who are not employees of the Company. The Company also supervises an additional 211 employees of contracting hospitals at outsourcing sites, pursuant to the terms of its outsourcing agreements. Neither the Company nor any of the employees it supervises is currently a party to any collective bargaining agreement; the hospital employees at one outsourcing site have been solicited by union representatives, but no definitive action toward representation has been taken. The Company has not experienced any strikes or work stoppages, and believes that its relations with its employees are good.

DISCONTINUED OPERATIONS

  At December 31, 1996, the net assets related to the discontinued operations of the Company's healthcare subsidiaries, First Western and Veritas, both of which ceased operations as of April 30, 1993, totaled $2,577,000, consisting of $5,992,000 of gross accounts receivable offset by $3,415,000 in collection liabilities. In October 1995, the Company sold approximately 38% of the gross accounts receivable to a third party with which the Company has also contracted with to service and manage the remaining accounts receivable balance for a set fee. The net assets from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies for applicant medical/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the
Company's former subsidiaries, First Western and Veritas.   The  applicant/legal
evaluation services were provided to injured California workers who, under
Section 4620 of the California Labor Code (the "California Code"), are entitled to

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

  In the event of non-payment, a lien is filed with the California Workers' Compensation Appeals Board ("WCAB"), after which the medical-legal provider is known as a "lien claimant." In connection with the accounts receivable owed the Company, liens have been filed with the WCAB for all $5,992,000 of the gross accounts receivable outstanding as of December 31, 1996. While lien claimants are supposed to be paid immediately, they are not entitled to a determination as to the collectibility on the lien by an administrative court hearing until there has been a hearing on the employee's underlying case. Accordingly, if an insurer fails to pay a medical-legal provider's bill as required and continues to dispute payment after the filing of a lien, the provider may have to wait years until the injured worker's health status reaches the point that entitlement to benefits may be determined. In addition, even after an employee's entitlement to benefits has been determined, backlogs in the system often create delays of several years before an order for payment can be obtained. The situation is analogous to the several years or longer that it often takes in the civil court system to obtain judgement after filing an action. Although it may take a number of years, the Company does not believe that there is any dispute as to the Company's ability to attempt collection on the liens and expects to collect the accounts receivable from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with the third party for servicing and managing the remaining accounts receivable balance. During the twelve months ended December 31, 1996, the Company collected approximately $456,000 on the receivables and wrote off approximately $295,000. As a further delay to the Company obtaining an order of payment, four insurers that are defendants in the Lawsuit (see "Item 3. Legal Proceedings.") have obtained stays of the proceedings before the WCAB, pending resolution of the Lawsuit. Such stays relate to the collection of $5,528,000 of the total gross receivables. Although over 92% of the accounts receivable are subject to the stays of proceedings, the Company believes that it will be able to collect such accounts as the stays of proceedings only impact the timing of the Company's collection, not the insurance companies' legal obligation to pay for the services rendered. In estimating net accounts receivable, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution by the California WCAB of the collectibility of the disputed receivables. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations on an ongoing basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the asset.

  In September 1994, the Company sold substantially all the assets and liabilities of its wholly-owned subsidiary, Occu-Care, Inc., which operated industrial medical clinics, to AmHealth, Inc. ("AmHealth") for a price of $4,000,000. The purchase price included $1,500,000 in cash paid at closing and the issuance of two promissory notes bearing interest at 8% per annum. AmHealth defaulted on the first interest payments on the two notes. In conjunction with the Merger on January 10, 1995, the Company recorded these notes as one note due for $2,050,000, which was the Company's estimate of fair market value (using a discounted cash flow approach). AmHealth defaulted on a December 1, 1995 mandatory redemption of a portion this obligation.

  On May 10, 1996, AmHealth executed a definitive agreement with CORE, Inc., a public company, pursuant to which CORE would purchase for cash substantially all the assets of AmHealth in a transaction expected to close by July, 1996. In anticipation of the consummation of the foregoing transaction, in June, 1996, the Company executed a definitive settlement agreement pursuant to which AmHealth had agreed to pay the Company the sum of $2,050,000 (the carrying value of the asset) and $5,287 in attorney's fees in full satisfaction of AmHealth's obligation to the Company arising out of the sale of all of the assets and liabilities of Occu-Care, Inc. Under the terms of the settlement agreement, the Company agreed to extend the maturity of the note through July 31, 1996 and to accept payment under the note simultaneously with the closing of the acquisition of AmHealth by CORE. The Company dismissed its lawsuit against AmHealth, filed on June 6, 1996 for breach of AmHealth's mandatory redemptive obligation on the $2.5 million owed to the Company, without prejudice on June 26, 1996.

  On or about July 23, 1996, CORE announced that it had terminated its agreement to purchase, for cash, substantially all of the assets of AmHealth, citing market conditions related to a public offering of stock by CORE. Since CORE's decision to terminate the AmHealth Agreement, the Company investigated several different means by which to ultimately collect its monies due, as an unsecured creditor, from AmHealth. AmHealth officials reported that AmHealth was running cash flow positive, prior to debt service, and that it was currently negotiating with some of its secured creditors, as well as other third parties who may have had an interest in acquiring certain of AmHealth's assets, to determine future actions. While the Company will vigorously pursue all of the assets to which it has a right (approximately $2.9 million inclusive of accrued interest), it decided, in August, 1996, to take a $1.7 million write down of the receivable from AmHealth to its estimated fair value.

  In November, 1996, AmHealth had its four Northern California operating entities (three clinics and its Employee Services Division) foreclosed on by the senior secured creditors. The operations were turned over to the senior secured creditors and the outstanding receivables for the four entities are now being collected by the creditor who had the first lien position on all of the outstanding accounts receivable. There remain five clinics under AmHealth ownership in Southern California, all of which are generating operating profits according to AmHealth officials. AmHealth is in the process of trying to sell the remaining clinics and use the proceeds from the sale to negotiate a final payout - at a substantially lower level than the current principal amount of debt outstanding - to all of AmHealth's creditors. As of December 31, 1996, with all of the information the Company has received from AmHealth regarding the likelihood of a final payment and the potential amount of that payment, the Company believes the carrying value of the AmHealth receivable is valued correctly as it is stated on the Company's December 31, 1996 balance sheet.

ITEM 2. PROPERTIES.

  The Company leases the space for its principal offices in Atlanta, Georgia. It also leases space for its transcription offices in Chicago, Illinois; Pittsburgh, Pennsylvania; Columbus, Ohio; Boston and Stoughton, Massachusetts; Marietta, Georgia; Salt Lake City, Utah and Fullerton, California. The Company leases space for its case management business in Orlando, Florida and Dallas, Texas.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is subject to certain claims in the ordinary course of business which are not material.

  On September 17, 1993, the Company and its healthcare subsidiaries, First Western Health Corporation and Veritas Healthcare Management, and the physician-owned medical groups, FWHC Medical Group, Inc. and Veritas Medical Group, Inc., which had contracts with the healthcare subsidiaries, initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against 22 of the largest California workers' compensation insurance carriers, which was subsequently amended to name 16 defendants (including State Compensation Insurance Fund, Continental Casualty Company, California Compensation Insurance Company, Zenith National Insurance Corporation and Pacific Rim Assurance Company). The action seeks $115 million in compensatory damages plus punitive damages. The plaintiffs claim abuse of process, intentional interference with contractual and prospective business relations, negligent interference and unlawful or unfair business practices which led to the discontinuation in April 1993 of the former business of the Company's healthcare subsidiaries and their contracting associated medical groups (the "Lawsuit"). The claims arise out of the Company's former business, which prior to the merger with Transcend Services, Inc., included providing medical/legal evaluations and medical treatment services (in association with managed medical groups) in the workers' compensation industry in California. Seven defendants in the Lawsuit have filed cross complaints against the plaintiffs seeking restitution, accounting from the plaintiffs for monies previously paid by the defendants, disgorgement of profits, injunctive relief, attorneys' fees and punitive damages, based upon allegations of illegal corporate practice of medicine, illegal referral arrangements, specific statutory violations and related improper conduct. The Company and its counsel do not believe that it is likely that the Company will be held liable on any of the cross complaints; however, there can be no assurance that the Company will be successful in the defense of the cross complaints. In addition, there can be no assurance as to the recovery by the Company of the damages sought in its complaint against the defendants. The costs associated with the conduct of the Lawsuit cannot be ascertained with certainty but are expected to be substantial. Based upon facts and circumstances known to date, in the opinion of management, final resolution of the Lawsuit will not have a material adverse effect on the Company's financial condition or results
of operations.   See Note 2 of "Notes to Consolidated Financial Statements."

  Following a hearing in November, 1996, the Los Angeles County Superior Court, on December 20, 1996, sustained the defendants' demurrer to the Second Amended Complaint of the plaintiffs (including the Company and certain of its subsidiaries), with leave to further amend the complaint. The Court determined in such ruling that exclusive jurisdiction with respect to the claims contained in the Lawsuit resides with the California WCAB and that the Superior Court of the State of California is an improper forum. The Company has been advised by counsel that there is no remedy for the damages claimed in the Lawsuit from the California WCAB. However, the plaintiffs will file a Third Amended Complaint with the Superior Court and a hearing is expected to be held respecting the Third Amended Complaint by the end of the second quarter of 1997. If the Court sustains the defendants' demurrer at such hearing, a final order dismissing the Lawsuit will be entered and the Company expects to appeal any such ruling. If the Superior Court's ruling is upheld on appeal, the cross complaints against the plaintiffs also are likely to be dismissed.

  With respect to any future expenses related to the Lawsuit, commencing in December 1996 and for the remainder of the case, the Company is only responsible for out-of-pocket expenses and the payment to its legal counsel of a percentage of any recovery awarded in the Lawsuit. In 1996, the Company expensed approximately $1,582,000 of legal expenses connected with the Lawsuit. All future out-of-pocket legal expenses, in excess of the capped legal fees, will continue to be expensed on a current basis.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                                    PART II

  Transcend Common Stock is quoted on the National Market. As of March 1, 1997 there were approximately 522 holders of record of Transcend Common Stock. The table below sets forth for the fiscal periods indicated the high and low bid prices per share of Transcend Common Stock as reported on the National Market. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business and the Board of Directors does not anticipate paying cash dividends on the common Stock in the foreseeable future. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including among other things, future earnings, operations, capital requirements, contractual restrictions, the general financial condition of the Company, general business conditions and other factors deemed relevant by the Board. Pursuant to the terms of certain financing agreements, the Company is restricted from paying dividends to its shareholders.

                                               PRICE PER SHARE OF
                                                 COMMON STOCK
                                                 ------------
                                           HIGH                      LOW
Year Ended December 31,                    ----                      ---
 1996
 First Quarter.............            $  9-3/8                  $ 4-7/8
 Second Quarter............            $ 12-1/8                  $ 7-3/4
 Third Quarter.............            $ 10-3/4                  $ 3-5/8
 Fourth Quarter............            $  6-1/8                  $ 4-3/8

Year Ended December 31,
 1995
 First Quarter.............            $  4-1/8                  $1-9/16
 Second Quarter............            $3-11/16                  $ 2-1/2
 Third Quarter.............            $  7-1/2                  $ 2-1/2
 Fourth Quarter............            $  7-1/8                  $ 4-3/4

RECENT SALES OF UNREGISTERED SECURITIES

  On April 30, 1996, the Company granted a warrant to purchase shares of its Common Stock to Silicon Valley Bank, a California-chartered bank (the "Silicon Valley Warrant"), in connection with two credit facilities the Company established with Silicon Valley East, a Division of Silicon Valley Bank. The Silicon Valley Warrant entitles the holder to purchase an aggregate of 25,000 shares of the Company's Common Stock, subject to certain adjustments, at an exercise price of $11.25 per share. The Silicon Valley Warrant expires April 30, 2001.

  The issuance of the Silicon Valley Warrant described above was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. Offers and sales were made without any public solicitation and the Silicon Valley Warrant bears a restrictive legend. No underwriter was involved in the transaction and no commissions were paid.

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the Company's consolidated financial statements. The report of Arthur Andersen LLP, independent public accountants, with respect to such consolidated financial statements as of December 31, 1995 and 1996 and for the three years in the
period ended December 31, 1996 is included on page 23.   This selected
consolidated financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included and incorporated by reference herein.

                                                    YEARS ENDED DECEMBER 31,
                                       ---------------------------------------------------
                                         1992     1993       1994         1995      1996
                                       -------  -------  -------------  --------  --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENTS OF OPERATIONS
   DATA(1)(2):
Net revenues.........................  $1,702   $6,511      $12,886   $26,825   $37,970
   Direct costs......................     893    5,428       11,233    22,745    32,591
                                       ------   ------      -------   -------   -------
   Gross profit......................     809    1,083        1,653     4,080     5,379
Marketing and sales expense..........     209      378          929     2,186     2,480
General and administrative expense...     715    1,330        1,673     4,961     5,771
Write down of AmHealth...............      --       --           --        --     1,700
Amortization expense of
   intangible assets.................      --      310          357       633       535
                                       ------   ------      -------   -------   -------
Operating loss.......................    (115)    (935)      (1,306)   (3,700)   (5,107)
                                       ------   ------      -------   -------   -------
Interest, net........................     (16)    (132)         (65)      (21)     (262)
Other................................      (2)     101           25        --      (200)
                                       ------   ------      -------   -------   -------
Total other income (expenses)........     (18)     (31)         (40)      (21)     (462)
                                       ------   ------      -------   -------   -------

Loss before income tax provision
 and discontinued operations.......      (133)    (966)      (1,346)   (3,721)   (5,569)
Provision for income tax.............      --       --           13        --        --
                                       ------   ------        -------   -------   -------
Loss before discontinued operations..    (133)    (966)      (1,359)   (3,721)   (5,569)
Loss from discontinued operations....      --       --           --      (479)   (1,582)
                                       ------   ------      -------   -------   -------
Net Loss.............................  $ (133)  $ (966)     $(1,359)  $(4,200)  $(7,151)
                                       ======   ======      =======   =======   =======
Net loss per common share:
Loss before discontinued operations..   $(.02)   $(.11)       $(.14)    $(.20)    $(.30)
Loss from discontinued operations....      --       --           --      (.03)     (.08)
                                       ------   ------      -------   -------   -------
Net Loss.............................   $(.02)   $(.11)       $(.14)    $(.23)    $(.38)
                                       ======   ======      =======   =======   =======
Weighted average shares
   outstanding.......................   7,392    9,096        9,963    18,017    18,908

                                                         DECEMBER 31,
                                                         ------------

                                         1992     1993         1994      1995      1996
                                       ------   ------      -------   -------   -------
BALANCE SHEET DATA:
Working capital......................  $  202   $ (569)     $(2,983)  $   605   $(1,551)
Total assets.........................     790    1,200        2,751    16,592    16,144
Long-term debt and capital lease
   obligations.......................     300       --           --     2,431     2,284
Shareholders' equity.................     277      168       (1,180)    9,632     5,971
--------

(1) On January 10, 1995, the Company acquired a Georgia corporation then known as "Transcend Services, Inc." by the merger of Transcend into a subsidiary of the Company. The merger was treated for financial accounting purposes as the acquisition of the Company by the former Transcend and the historical financial statements of the former Transcend have become the financial statements of the Company and include the business of both companies after the effective date of the merger. See Note 1 of "Notes to Consolidated Financial Statements."
(2) The Company has completed several acquisitions that could affect the comparability of the information reflected in the table. See Note 12 of "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) contained elsewhere in this Report.

OVERVIEW

  Transcend is a healthcare services company focused on the emerging field of healthcare information management ("HIM") services to hospitals and other associated healthcare providers. The Company provides a range of HIM services, including: (i) contract management ("outsourcing") of the healthcare information or medical records function, as well as the admissions function; (ii) transcription of physicians' dictated medical notes; and (iii) consulting services relating to medical records and reimbursement coding. As of December 31, 1996, the Company operated on a contract management basis, the medical records and certain other HIM functions of 20 general acute care hospitals located in 13 states and the District of Columbia. The Company also provides through its 100% wholly owned subsidiary, Sullivan Health Management Services, Inc., case management and disability management services to insurance carriers, third party administrators and self-insured employers.

  The Company intends to expand the range of its contract management services to include management of other functional areas of hospitals, such as management of patient access (admissions), utilization review, quality assurance and the business office. As of December 31, 1996, the Company provided full contract management outsourcing services in the admissions departments for three of the hospitals it manages. The Company is actively seeking to provide this expanded range of services to its current and future hospital customers. The Company also provides, through outsourcing as well as other contracts, medical records transcription services through computer and telephone links from centralized facilities to approximately 150 hospital customers.

  Approximately 3,000 hospitals in the United States have more than 100 beds and constitute the Company's first tier of market opportunity. The Company had contract management contracts covering the medical records departments of 15 hospitals as of December 31, 1995 and 20 hospitals as of December 31, 1996, ranging in bed size from 56 beds to 541 beds, with the average contract size of approximately $1.3 million. The initial contract terms of the Company's current contracts range from two to five years and are generally terminable without cause upon expiration of the initial term or for cause at any time during the initial term thereof. The Company's existing contracts currently have remaining terms ranging from approximately one to five years. Due to its limited operating history in medical records management, the Company is unable at the present time to assess or predict its contract renewal rate.

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

  The Company is experimenting with an alternative volume-based pricing structure, based upon a hospital's activity levels such as weighted average number of annual patient discharges, or a "per member per month" ("PMPM") capitated pricing option similar to current pricing mechanisms used by managed healthcare groups. As of December 31, 1996, the Company had signed one contract based on a volume oriented pricing structure tied to weighted annual patient discharges. There is an opportunity to realize higher margins on an activity-based pricing structure. The principal advantage of a volume-based pricing mechanism is that as a hospital's volume of business increases, the Company's revenues will increase at a faster rate than operating expenses. However, if a customer's business volume decreases, the Company's revenues will also decrease
at a faster rate than its operating expenses.   The Company is also considering
pricing its contract management contracts, where possible, to provide for more contingency sharing of either (i) the one-time cash flow savings that the Company generates for its contract management customers through a reduction in gross days receivables outstanding by processing bills being delayed in the medical records department and/or (ii) increased revenues realized by hospital customers as a result of the Company's favorable impact (through enhanced coder and physician training) on the hospital's Case Mix Index (a measurement of the hospital's severity/acuity level for DRG reimbursements under Medicare). Of its 20 contracts as of December 31, 1996, only one contract was priced under a contingency sharing arrangement.

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

RESULTS OF OPERATIONS

  The Company's losses from operations in 1994, 1995 and 1996 were $1,306,000, $3,700,000 and $5,107,000, respectively. Management believes that the Company's operating losses are primarily attributable to the significant expenses incurred by the Company to build a larger sales and management organization to support an increased number of outsourcing contracts and the expansion of the Company's services to healthcare institutions. In fiscal 1994, 1995 and 1996, the Company's marketing and sales expenses were $929,000, $2,186,000 and $2,480,000, respectively. In addition, the Company's general and administrative expenses for fiscal 1994, 1995 and 1996 were $1,673,000, $4,961,000 and $5,771,000, respectively. The buildup of the Company's management infrastructure had been put in place to match the anticipated rapid growth in its outsourcing business. The Company's major reorganization, initiated in July/August of 1996, resulted in significant cost reductions and helped the Company achieve a near break-even result from continuing operations (operating loss prior to interest and amortization expenses of approximately $100,000) in the fourth quarter of 1996. The Company will be required to increase its revenues from contract management and other services and effectively manage its costs to achieve profitability. In addition, the Company's pricing mechanism on most of its outsourcing contracts requires the Company to increase operating efficiencies over the life of the contract in order to increase profit margins. The Company will also be required to procure a critical mass of such contracts and be able to renew such contracts on favorable terms. There can be no assurance that the Company will be able to attain the required operating efficiencies or increase the number of outsourcing contracts to the level needed to become profitable.

 Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Net revenues for the Company increased from $26,825,000 in 1995 to $37,970,000 in 1996, an increase of 41.5%. Contract management revenues were the largest single service class revenue source for the Company representing 53.3% of total revenues in 1995 and 57.3% in 1996. Contract management revenues increased from $14,300,000 in 1995 to $21,743,000 in 1996, an increase of 52.0%. Medical transcription revenues were the second largest source of revenues for the Company for 1995 and 1996, representing 28.4% of total revenues in 1995 and 29.4% in the 1996. Medical transcription revenues grew from $7,605,000 in 1995 to $11,162,000 in 1996, an increase of 46.8%. Consulting and coding revenues represented 2.9% of the Company's total revenues for 1995 and 2.4% of the Company's total revenues for 1996. Consulting and coding revenues increased 20.6% from $768,000 in 1995 to $926,000 in 1996. Case management revenues represented 15.5% of the Company's total revenues in 1995 as compared to 9.1% in 1996. Case management revenues decreased from $4,152,000 in 1995 to $3,461,000 in 1996, a decrease of 16.6% due to a consolidation of certain sales territories and the loss of several key accounts.

  The increase in total revenues for 1996 is primarily attributable to (i) contract management outsourcing revenues of approximately $12,789,000 related to 16 contract management contracts signed in the second half of 1995 and for the calendar year 1996 and (ii) increased medical transcription revenues, primarily resulting from strong internal growth in existing locations and the acquisition of two transcription businesses (Greiner Medical Transcription, "GMT", and Express Medical Transcription, "EMT") in June of 1996. GMT contributed
$782,000 and EMT contributed $1,277,000 in 1996 revenues, together representing $2,059,000, or 58% of the total increase of $3,557,000 in medical transcription revenues. These increases were partially offset by the decrease in case management revenues in the Company's wholly-owned subsidiary, Sullivan Health Management, which has sustained the loss of several key accounts over the 1996 fiscal year. In August, 1996, the Company hired an experienced sales and operations manager to serve as President of Sullivan and lead a re-building effort now underway to increase sales and improve the operations of Sullivan. Sullivan experienced a net loss from continuing operations of $726,000 for the year ended December 31, 1996 compared to a net loss from continuing operations of $653,000 for the year ended December 31, 1995.

  Gross profit increased 31.8% to $5,379,000 for 1996 from $4,080,000 in the prior year. Gross profit as a percentage of total Company revenues decreased to 14.2% for 1996 from 15.2 % in the prior year. This decrease was primarily attributable to the medical transcription division, which experienced a decrease in gross margins from 18.9% in 1995 to 14.6% for 1996. The margin decrease in transcription was a result of increased operating costs in several of the Company's transcription sites, including the costs associated with opening a new branch location; the start-up costs incurred with implementing several new outsourcing contracts in transcription and the costs associated with the Company's recently acquired transcription companies in Salt Lake City (EMT) and Los Angeles (GMT). Gross profit as a percentage of revenues increased in the contract management division from 14.3% in 1995 to 17.5% in 1996 as a result of
(i) decreased operating expenses incurred in several contract management accounts during the fourth quarter of 1996; (ii) more effective implementation of new sites and (iii) favorable re-pricing of two of its twenty contracts.
The Company's overall gross margin was further eroded in the 1995 to 1996 comparison by the decrease in case management's gross profit margin from 21.0% for the year ended December 31, 1995 to 16.1% for the year ended December 31, 1996. This decline in case management gross margin is the result of a higher case management operating cost structure in place while revenues declined. Sullivan's cost structure has been restructured to more closely match its current revenue stream.

  Marketing and sales expenses increased 13.4% to $2,480,000 in 1996 from $2,186,000 in the prior year and decreased as a percentage of revenues to 6.5% for 1996 from 8.1% for 1995. The decrease in sales and marketing expenditures as a percentage of revenues is attributable to the Company's investment in a national sales force and marketing program in 1995 and early 1996 which has led to a significant increase in sales in 1996 without a material increase in marketing and sales expenditures in the 1996 fiscal year. The Company believes that as revenues increase, marketing and sales expense, as a percentage of revenues, should decline.

  General and administrative expenses of $5,771,000 for the 1996 fiscal year increased approximately 16.3% over the $4,961,000 expended in the same prior year period; however, this represents a decrease as measured as a percentage of revenues in comparing 1995 and 1996. The decline in general and administrative expenses as a percentage of revenues from 18.5% in 1995 to 15.2% in 1996 is a result of the Company's leveraging its relatively fixed sales and administrative cost structure over a higher revenue base. The Company expensed approximately $1.0 million in one-time charges incurred in connection with the Company's internal reorganization and restructuring efforts. The Company believes that the reorganization of its sales, operating and administrative functions undertaken in the third quarter of 1996 should result in a significant reduction of selling, general and administrative ("S,G&A") expenses in 1997. Specifically, S,G&A expenses (inclusive of its Sullivan subsidiary's S,G&A costs) included one-time costs in 1996 of approximately $630,000, of which approximately 35% were severance costs for employees whose job positions were eliminated. Reduced employee expenses were realized in the fourth quarter of 1996 and will continue to be realized in 1997 as a result of these actions. The remaining non-recurring costs included: (i) moving expenses incurred in Sullivan's corporate office relocation; (ii) costs incurred in connection with the EMT and GMT acquisitions; (iii) consulting fees incurred in connection with the Company's Information Service Center concept; and (iv) costs, including legal, incurred in connection with the settlement of a lease/buy-out transaction. The impact of the reorganization has been realized in the fourth quarter of 1996 and the Company anticipates that it will continue thereafter in 1997 on a comparative basis as the cost reductions inherent in this reorganization were more or less permanent. The Company also recognized in the fiscal year ended December 31, 1996, through its reorganization, approximately $400,000 of one-time non-recurring costs in its direct operating costs that negatively impacted gross margins for the contract management, transcription and Sullivan operations. These costs primarily related to the loss and transition from one contract management account and the setting up of a new large (outsourced) transcription customer. These costs, on a comparative quarter-to-quarter basis, will not be repeated going forward.

  In a quarter to quarter comparison, the Company's general and administrative expenses declined as a percentage or revenue from 23.9% in the third quarter ended September 30, 1996 to 12.6% of revenue in the fourth quarter ended December 31, 1996. This decrease was primarily the result of the Company's reorganization and restructuring undertaken in July and August, 1996, and the fact that there were significant one-time charges incurred in connection with the reorganization efforts that were realized in the third quarter ended September 30, 1996.

  Amortization expenses decreased to $535,000 in 1996 from $633,000 in 1995 reflecting the impact of the 1993 acquisition of dataLogix, Inc. being fully amortized.

  Other expenses increased to $462,000 for 1996 as compared to $21,000 for 1995, primarily due to the impact of interest expense incurred in connection with (i) the August 15, 1995 private placement of 8% Subordinated Convertible Debentures and (ii) the Company's borrowings against its working capital line of credit totaling $2,118,000 as of December 31, 1996. Also, the Company expensed $200,000 in the third quarter of 1996 to cover all of its legal, accounting and printing costs incurred in connection with its filing of a registration statement in May 1996 to raise additional capital through a public offering of its Common Stock. Due to adverse market conditions, the Company withdrew its offering in July, 1996.

  The Company's loss before discontinued operations increased to $5,569,000 for 1996 from $3,721,000 in the prior year, inclusive of several one-time, non-recurring charges; namely (i) the $1.7 million write down of the AmHealth receivable; (ii) approximately $200,000 incurred in connection with the Company's attempt to raise additional capital through a public offering of its Common Stock in May of 1996; and (iii) approximately $1.0 million incurred in connection with the Company's internal reorganization and restructuring. The Company's reorganization has resulted in a more streamlined management, sales and implementation effort and has lowered the Company's overall selling, general, administrative and operating costs. This was first evident in the three month period ending December 31, 1996 where results from continuing operations, before interest and amortization, were at a near break-even level (approximately $100,000 loss) and this represented the Company's single best operating quarter since September, 1994.

  The loss from discontinued operations increased to $1,582,000 for 1996 from $479,000 in 1995 as a result of the charge for legal fees incurred in connection with the Company's civil lawsuit against certain insurance companies in the state of California. With respect to any future expenses related to the Lawsuit, commencing in December 1996 and for the remainder of the case, the Company is only responsible for out-of-pocket expenses and the payment to its legal counsel of a percentage of any recovery awarded in the Lawsuit. All future out-of-pocket legal expenses, in excess of the capped legal fees, will continue to be expensed on a current basis. See "Item 3. Legal Proceedings."

 Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

  Net revenues increased 108.2% to $26,825,000 in 1995 from $12,886,000 in 1994.
The increase in net revenues is primarily attributable to operations in the Company's contract management outsourcing division, contributing $5,058,000 of the overall increase due to the addition of six new outsourcing contracts. Contract management revenues grew 54.7% from 1994 to 1995 and represented 71.7% of the Company's total revenues in 1994 as compared to 53.3% of total revenues in 1995. Medical transcription revenues grew from $2,920,000 in 1994 to $7,605,000 for 1995, where $1,676,000 of this increase was due to the acquisition of International Dictating Services, Inc. ("IDS") and where $1,584,000 of this increase was due to the Medical Transcription of Atlanta, Inc. ("MTA") acquisition. Medical transcription revenues represented 22.7% of the Company's total revenues in 1994 as compared to 28.4% of total revenues in 1995. Sullivan's 1994 revenues are not included as they were prior to the Merger; therefore, $4,152,000 of the $13,939,000 total revenue increase in the Company's revenues between 1994 and 1995 is due to the inclusion of Sullivan in 1995.

  Gross profit increased 146.8% to $4,080,000 in 1995 from $1,653,000 in 1994.
Gross profit as a percentage of revenues increased to 15.2% in 1995 from 12.8% in 1994. This increase was primarily attributable to the addition of Sullivan's case management revenues reflecting an overall 21% gross margin. Gross margins in contract management outsourcing increased to 14.3% from 11.5% in 1994. Average transcription margins increased from 17.3% to 18.9%.

  Marketing and sales expenses increased 135% to $2,186,000 in 1995 from $929,000 in 1994 and increased as a percentage of revenues to 8.1% from 7.2% in 1994. The increase is attributable to expenses of approximately $80,000 associated with the efforts to heighten market awareness of the Company and contract outsourcing, the expansion of the Company's sales force by the addition of one person, an increase in commission compensation of approximately $156,000 relating to the six new contract management contracts signed in the third quarter and the additional sales costs of approximately $765,000 related to the case management division.

  General and administrative expenses increased 196.5% to $4,961,000 in 1995 from $1,673,000 in 1994 and increased as a percentage of revenues to 18.5% from 13%. The increase reflects additional expense of approximately $874,000 for expanded management and support staff incurred to position the Company for future growth, as well as the additional overhead of approximately $761,000 attributable to the Merger.

  Amortization expenses increased to $633,000 in 1995 from $357,000 in 1994 reflecting the additional amortization expense of $276,000 related to the full impact of the intangible assets associated with the Company's acquisition of three medical transcription businesses and the additional amortization expense of $162,000 related to the Merger.

  Other expense decreased to $21,000 in 1995 from $50,000 in 1994, primarily as the result of the Company's recognition of higher interest income as applied against interest expense.

  The Company's loss before discontinued operations increased to $3,721,000 in 1995 from $1,359,000 in 1994; however, beginning in the second quarter of 1995, the Company realized an improving trend with regard to minimizing its loss from operations. The Company's loss from continuing operations was $1,387,000 in the second quarter ending June 30, 1995. The loss from continuing operations for the third quarter ended September 30, 1995 was $792,000, while the fourth quarter ended December 31, 1995 loss from operations decreased to $439,000.

  The Company's loss from discontinued operations of $479,000 in 1995 represents legal expenses incurred in connection with the Lawsuit. "See Item 3. Legal Proceedings."

  Total current assets increased 384.3% to $4,591,000 in 1995 from $948,000 in 1994 and trade accounts receivable increased 330.0% to $3,165,000 in 1995 from $736,000 in 1994. This increase in current assets and accounts receivable is attributable to a number of factors including (i) the Merger, which accounted for $955,000 and $782,000 of the increase in total current assets and trade accounts receivable, respectively, (ii) the acquisition of Sullivan, which accounted for $842,000 and $702,000 of the increase in total current assets and trade accounts receivable, respectively, (iii) the addition of new outsourcing contracts, which accounted for $810,000 and $630,000 of the increase in total current assets and trade accounts receivable, respectively, and (iv) the growth of the Company's transcription business following the acquisitions of MTA and IDS, which accounted for $1,017,000 of the increase in total current assets and trade accounts receivable. In addition, in connection with the growth of the Company's transcription and its consulting and coding businesses, accounts receivable increased for fiscal 1995 because it took transcription and consulting and coding accounts receivable approximately 30 days to turn in 1995 as compared to approximately 20 days in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash flows from continuing operations required the use of cash of $545,000 and $4,234,000 and $1,396,000 in 1994, 1995 and 1996, respectively.
Cash has been used to continue funding the Company's operating losses and, in 1995, to finance the growth of certain of the Company's acquisitions' working capital needs. See "Consolidated Statements of Cash Flows."

  Discontinued operations used cash of $1,745,000 in 1996.   This is a net cash
total that includes cash contributed from discontinued operations (through the collection of accounts receivable) of $456,000 and cash expenditures of $2,201,000 for collection costs and legal fees and expenses incurred in connection with the Company's civil lawsuit filed against certain insurance
carriers in the Superior Court in California.   "See Item 3.  Legal
Proceedings."   The accounts receivable from the discontinued operations
represent reimbursements that are owed the Company by certain insurance companies for applicant medical/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former subsidiaries, First Western and Veritas. The gross receivables, however, are subject to liens before the WCAB, an administrative body charged with determining an insurance company's liability
for the payment of medical-legal evaluation services.   The Company expects to
collect the accounts receivable from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with a third party for servicing and managing the
remaining accounts receivable balance.   In estimating net accounts receivable,
the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution by the California WCAB of the collectibility of the disputed portion of the receivables. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations on an ongoing basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the assets. "See Item 1. Business-Discontinued Operations."

  The Company's working capital position decreased during the twelve months ended December 31, 1996, from $605,000 at December 31, 1995 to a negative $1,551,000 at December 31, 1996. This decline in the Company's working capital position is primarily the result of the Company having to increase its short term debt (i.e., working capital credit facility provided by Silicon Valley
Bank) by $2.1 million to help finance the Company's large losses from continuing and discontinued (i.e., lawsuit fees and expenses) operations. Although the Company has a negative cash flow, the Company's accounts receivables turn faster than related payables, allowing the Company to operate and grow its business. Under the terms of its contract management fixed-fee pricing schedules, the Company receives the annual fee in monthly payments in advance (due on the first day of the month), prior to actually incurring any of the month's fixed and/or variable operating expenses. This results in accounts receivables for contract management turning in approximately seven days. The Company also receives an up-front implementation fee prior to incurring any costs associated with the actual start-up of a contract management site.

  The Company's cash flows from investing activities used cash of $1,462,000 and $1,411,000 in 1994 and 1996, respectively, and provided cash of $4,776,000 in 1995. The Company's principal uses of cash for investing purposes are for capital expenditures and acquisitions. In 1996, the Company incurred $1,338,000 in capital expenditures, primarily in its medical transcription division for digital dictation equipment and related technology investments. In early 1997, the Company has made a commitment to fund its first Data Delivery Center. The total expenditure of approximately $400,000 is expected to be financed through either the working capital facility with Coast Business Credit described below or another third party financing relationship. In 1995, in connection with the Company's acquisition of TriCare, it acquired approximately $7.5 million of cash.

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

  Cash flows from financing activities provided $2,038,000, $223,000 and $5,095,000 in 1994, 1995, and 1996, respectively. The Company's primary sources of cash over the past several years have been (i) proceeds from borrowings under a line of credit facility (1994 and April, 1996); (ii) proceeds from the issuance of convertible debentures (August, 1995); (iii) proceeds from the issuance of common stock and warrants through a private placement in September, 1996 and (iv) proceeds from the exercise of incentive stock options. In 1995, the Company retired its line of credit and issued $2 million of convertible debentures as discussed above. During 1996, financing activities provided $5,095,000, primarily from (i) the proceeds received on the exercise of incentive stock options in the amount of $849,000; (ii) the utilization of credit facilities (as described below) in the amount of $2,118,000; and (iii) proceeds of $2,446,000 received in connection with the sale of common stock and warrants (as described below).

  On April 30, 1996, the Company established two separate credit-facilities with Silicon Valley East (Wellesley, Massachusetts) a division of Silicon Valley Bank, a California-chartered bank (Santa Clara, California). The aggregate credit available (under both facilities) is $5.75 million. The banking facilities are secured by all of the Company's assets. One of the facilities is a $5.0 million working capital credit line under which the Company may borrow a certain percentage of its accounts receivable balance, subject to an initial cap of $3.0 million that was to be removed if the Company realized net income of at least $50,000 in the quarter ended September 30, 1996. Because the Company recognized a loss in the third quarter as well as the fourth quarter, this facility remains capped at $3.0 million. The second facility is a $750,000 term facility set up to help the Company meet any of its capital investment requirements in the near term which include the purchase of computers and transcription related equipment. This term note is subject to an initial cap of $250,000, with the cap being removed during such periods that the Company maintains a minimum debt service ratio of 1.5 to 1.0, where debt service is defined as earnings before interest and taxes plus depreciation and amortization, divided by total interest plus current portion of long-term debt. As of December 31, 1996 the Company was not maintaining the required debt service ratio, therefore, the cap of $250,000 remains in place on this term facility. As of December 31, 1996 total borrowings under both facilities totaled $2,118,000. The stated interest rate on the working capital facility is prime plus 0.5% and the stated interest rate on the term loan is prime plus 1.0%. Both of these facilities will mature on April 30, 1997. Due to the Company's financial losses, the

Company's borrowing capacity is currently capped at the $2,118,000 level of debt. The Company has been in negotiations with Silicon Valley to re-define all of its major financial covenants and establish new borrowing capabilities with Silicon Valley East as a result of its third and fourth quarter losses (inclusive of all one-time, non-recurring balance sheet adjustments).

  On February 28, 1997, the Company received full loan committee approval from Coast Business Credit, a California-based asset-based lender (and a division of Southern Pacific Thrift and Loan Association) to provide the Company a $5.0 million working capital facility to be effective (funding capability) by early April, 1997. The facility will be used to pay off Silicon Valley in full upon initial funding. This new Coast facility does not contain any financial covenants and is based on a funding formula (for determining funding limits) as follows: 1.5 times monthly contractual contract management revenues, plus 80% of all medical transcription receivables under 90 days (aging). Based on current monthly contractual contract management revenues and 80% of all medical transcription receivables under 90 days as of February 28, 1997, this would provide the Company with a current funding capacity of approximately $3.8 million. The facility will have a term of two years and will be priced at prime plus 2.25% declining to prime plus 1.75% upon two consecutive quarters of achievement and ongoing maintenance of debt service coverage of not less than
1.5 times measured on an EBITA basis including all principal and interest (excluding depreciation). The facility will be secured by a first security interest on all Company assets.

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

  The Company anticipates that cash on hand, together with internally generated funds, cash collected from discontinued operations and cash available under its new working capital facility with Coast Business Credit, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business, and fund the out-of-pocket expenses (legal fees now capped) of its civil litigation action against certain insurance carriers for 1997. The Company will continue to pursue various alternatives to allow for the effective use of cash (i.e., leasing for capital asset funding). This should help the Company to (i) continue its rapid growth, (ii) achieve operating profitability and positive cash flow from operations during 1997, and (iii) continue to fund the out-of-pocket expenses to be incurred in connection with its civil litigation against certain insurance carriers.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 The following financial statements are filed with this report:

 Report of Arthur Andersen LLP, Independent Public Accountants

 Consolidated Balance Sheets at December 31, 1995 and 1996

 Consolidated Statements of Operations for the years ended December 31, 1994, 1995 and 1996

  Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1995 and 1996

 Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996

 Notes to Consolidated Financial Statements
                                      22

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
TRANSCEND SERVICES, INC.:

  We have audited the accompanying consolidated balance sheets of Transcend Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiaries as of December 31, 1995 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                 ARTHUR ANDERSEN LLP



ATLANTA, GEORGIA
FEBRUARY 14, 1997

                            TRANSCEND SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                    DECEMBER 31,
                                                                            ----------------------------
                                                                                1995           1996
                                                                            -------------  -------------
        ASSETS
       -------

CURRENT ASSETS:
                   Cash and cash equivalents..............................   $ 1,117,000   $  1,660,000
                   Accounts receivable, net of allowance for doubtful
                   accounts of $42,000 and $147,000 in 1995
                   and 1996, respectively.................................     3,165,000      3,594,000
                   Other..................................................       309,000        543,000
                                                                             -----------   ------------
                   Total current assets...................................     4,591,000      5,797,000
                                                                             -----------   ------------

NET ASSETS RELATED TO DISCONTINUED OPER-
 ATIONS...................................................................     2,414,000      2,577,000
SECURITIES OF AMHEALTH....................................................     2,050,000        350,000
EQUIPMENT and LEASEHOLD IMPROVEMENTS, at
                   cost, less accumulated depreciation and amortization
                   of $1,085,000 and $2,040,000 in 1995 and 1996,
                   respectively...........................................     1,766,000      2,434,000
DEPOSITS AND OTHER ASSETS.................................................       408,000        158,000
GOODWILL AND OTHER INTANGIBLE ASSETS,
                    less accumulated amortization of $1,301,000 and
                    $1,836,000 in 1995 and 1996, respectively.............     5,363,000      4,828,000
                                                                             -----------   ------------
                   Total assets...........................................   $16,592,000   $ 16,144,000
                                                                             ===========   ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

CURRENT LIABILITIES:
                   Current maturities of long term debt and note payable..   $   208,000   $  2,226,000
                   Accounts payable.......................................     1,268,000      1,989,000
                   Accrued compensation and employee benefits.............     1,570,000      1,702,000
                   Other accrued liabilities..............................       807,000      1,318,000
                   Deferred income taxes..................................       133,000        113,000
                                                                             -----------   ------------
                   Total current liabilities..............................     3,986,000      7,348,000
                                                                             -----------   ------------

CONVERTIBLE DEBENTURES....................................................     2,000,000      2,000,000
                                                                             -----------   ------------

LONG TERM DEBT, net of current maturities.................................       431,000        284,000
                                                                             -----------   ------------

DEFERRED INCOME TAXES.....................................................       543,000        541,000
                                                                             -----------   ------------

SHAREHOLDERS' EQUITY:
                   Preferred stock, $.01 par value; 21,000,000 shares
                   authorized; none outstanding...........................            --            ---
                   Common stock, $.01 par value, 30,000,000 shares
                   authorized, 18,343,000 and 19,469,000 shares issued
                   and outstanding as of December 31, 1995 and 1996,
                   respectively...........................................       183,000        194,000
                   Additional paid-in capital.............................    16,642,000     19,931,000
                   Retained deficit.......................................    (7,193,000)   (14,154,000)
                                                                             -----------   ------------
                      Total shareholders' equity..........................     9,632,000      5,971,000
                                                                             -----------   ------------
                      Total liabilities and shareholders' equity..........   $16,592,000   $ 16,144,000
                                                                             ===========   ============

--------------------

 The accompanying notes are an integral part of these consolidated balance sheets.

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------

                                                 1994          1995          1996
                                                 ----          ----          ----

NET REVENUE.................................  $12,886,000   $26,825,000   $37,970,000
DIRECT COSTS................................   11,233,000    22,745,000    32,591,000
                                              -----------   -----------   -----------
 Gross profit...............................    1,653,000     4,080,000     5,379,000

MARKETING AND SALES EXPENSES................      929,000     2,186,000     2,480,000
GENERAL AND ADMINISTRATIVE EXPENSES.........    1,673,000     4,961,000     5,771,000
WRITE DOWN OF AMHEALTH......................          -0-           -0-     1,700,000
AMORTIZATION EXPENSE........................      357,000       633,000       535,000
                                              -----------   -----------   -----------
 Loss from Operations.......................   (1,306,000)   (3,700,000)   (5,107,000)

OTHER INCOME (EXPENSE):
 Interest expense...........................      (66,000)      (96,000)     (320,000)
 Interest income............................        1,000        75,000        58,000
 Other......................................       25,000           -0-      (200,000)
                                              -----------   -----------   -----------
                                                  (40,000)      (21,000)     (462,000)
                                              -----------   -----------   -----------

LOSS BEFORE PROVISION FOR INCOME TAXES AND
  DISCONTINUED OPERATIONS...................   (1,346,000)   (3,721,000)   (5,569,000)
PROVISION FOR INCOME TAXES..................       13,000           -0-           -0-
                                              -----------   -----------   -----------
LOSS BEFORE DISCONTINUED OPERATIONS.........   (1,359,000)   (3,721,000)   (5,569,000)
LOSS FROM DISCONTINUED OPERATIONS...........          -0-      (479,000)   (1,582,000)
                                              -----------   -----------   -----------
NET LOSS....................................  $(1,359,000)  $(4,200,000)  $(7,151,000)
                                              ===========   ===========   ===========

NET LOSS PER COMMON SHARE:
BEFORE DISCONTINUED OPERATIONS..............       $(0.14)       $(0.20)  $     (0.30)
DISCONTINUED OPERATIONS.....................           --          (.03)        (0.08)
                                              -----------   -----------   -----------
NET LOSS....................................       $(0.14)       $(0.23)  $     (0.38)
                                              ===========   ===========   ===========

Weighted average common shares outstanding..    9,963,000    18,017,000    18,908,000
                                              ===========   ===========   ===========

-------------------

 The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  ADDITIONAL                                TOTAL
                                         COMMON    PAID-IN    WARRANTS      RETAINED     SHAREHOLDERS'
                                         STOCK    CAPITAL    OUTSTANDING    DEFICIT        EQUITY
                                         -----    -------   -----------     -------        ------
BALANCE, December 31,1993............  $ 96,000  $ 1,564,000  $ 104,000   $ (1,596,000)  $   168,000
                                       --------  -----------  ---------   ------------   -----------
Issuance of 341,546
             shares of Common Stock
             from exercise of
             warrants................     3,000      101,000   (104,000)            --            --
 Other issuance of
             Common Stock............        --       11,000         --             --        11,000
 Net loss............................        --           --         --     (1,359,000)   (1,359,000)
                                       --------  -----------  ---------   ------------   -----------
BALANCE, December 31, 1994...........    99,000    1,676,000         --     (2,955,000)   (1,180,000)
                                       --------  -----------  ---------   ------------   -----------
Issuance of 7,792,446
             shares of Common Stock
             with Merger.............    78,000   14,533,000         --             --    14,611,000
Issuance of 60,000
             shares of Common Stock
             in Acquisition..........     1,000      171,000         --             --       172,000
Issuance of 527,130
             shares from exercise
             of options and other
             issuances...............     5,000      262,000         --             --       267,000
Net loss.............................        --           --         --     (4,200,000)   (4,200,000)
Distribution to Former Shareholder
    /Owner (1).......................        --           --         --        (38,000)      (38,000)
                                       --------  -----------  ---------   ------------   -----------
BALANCE, December 31, 1995...........   183,000   16,642,000         --     (7,193,000)    9,632,000
                                       --------  -----------  ---------   ------------   -----------
Issuance of 521,725
             shares of Common Stock
             in Private Placement....     5,000    2,441,000         --             --     2,446,000
 Issuance of 87,805
             shares of Common Stock
             in Acquisitions.........     1,000           --         --        311,000       312,000
Issuance of 476,054 shares of
    Common Stock from exercise
    of options and other issuances...     5,000      848,000         --             --       853,000
Net loss.............................        --           --         --     (7,151,000)   (7,151,000)
Distribution to Former Shareholder
   /Owner (1)........................        --           --         --       (121,000)     (121,000)
                                       --------  -----------  ---------   ------------   -----------
BALANCE, December 31, 1996...........  $194,000  $19,931,000  $     ---   $(14,154,000)  $ 5,971,000
                                       ========  ===========  =========   ============   ===========

--------------------

The accompanying notes are an integral part of these consolidated statements.
(1) Distribution to former Shareholder/Owner of EMT prior to June, 1996 acquisition made by Transcend.
                                                                26

                           TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                           ------------------------
                                                                                     1994            1995           1996
                                                                                     ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss........................................................................   $(1,359,000)  $(4,200,000)  $(7,151,000)
                                                                                   -----------   -----------   -----------
   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization................................................       540,000     1,141,000     1,423,000
   Write down of AmHealth Securities............................................            --            --     1,700,000
   Loss related to Discontinued Operations......................................            --       479,000     1,582,000
Changes in assets and liabilities, net of acquisitions:
   Accounts receivable..........................................................      (262,000)   (1,485,000)     (262,000)
   Prepaid expenses.............................................................       (51,000)     (187,000)     (230,000)
   Deposits and other assets....................................................      (101,000)     (351,000)      255,000
   Accounts payable.............................................................       554,000       (52,000)      706,000
   Accrued liabilities..........................................................       253,000       298,000       601,000
   Other........................................................................      (119,000)      123,000       (20,000)
                                                                                   -----------   -----------   -----------
Total adjustments...............................................................       814,000       (34,000)    5,755,000
                                                                                   -----------   -----------   -----------
Net Cash used in continuing operations..........................................      (545,000)   (4,234,000)   (1,396,000)
                                                                                   -----------   -----------   -----------
Net Cash provided by (used in) discontinued operations..........................            --       202,000    (1,745,000)
                                                                                   -----------   -----------   -----------
Net Cash used in operating activities...........................................      (545,000)   (4,032,000)   (3,141,000)
                                                                                   -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.........................................................      (464,000)   (1,279,000)   (1,338,000)
   Disposal and transfer of property............................................            --        60,000        11,000
   Cash acquired from acquisitions..............................................         2,000     7,560,000        37,000
   Acquisitions.................................................................    (1,000,000)   (1,527,000)           --
   Distribution to former shareholder/owner (1).................................            --       (38,000)     (121,000)
                                                                                   -----------   -----------   -----------
Net Cash (used in) provided by investing activities.............................    (1,462,000)    4,776,000    (1,411,000)
                                                                                   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from short-term debt..............................................     1,000,000            --            --
   Repayments on short-term debt................................................            --            --      (100,000)
   Borrowings under line of credit agreement....................................     1,025,000        40,000     2,118,000
   Repayments on line of credit agreement.......................................            --    (2,025,000)           --
   Principal payments long-term debt............................................            --       (60,000)     (218,000)
   Proceeds - Convertible Debentures............................................            --     2,000,000            --
   Proceeds from private placement of  Common stock.............................            --            --     2,446,000
   Proceeds - Stock options and other issuances.................................        13,000       268,000       849,000
                                                                                   -----------   -----------   -----------
Net cash provided by financing activities.......................................     2,038,000       223,000     5,095,000
                                                                                   -----------   -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................        31,000       967,000       543,000
CASH AND CASH EQUIVALENTS, at beginning of year.................................       119,000       150,000     1,117,000
                                                                                   -----------   -----------   -----------
CASH AND CASH EQUIVALENTS, at end of year.......................................   $   150,000   $ 1,117,000   $ 1,660,000
                                                                                   ===========   ===========   ===========

---------------------------

The accompanying notes are an integral part of these consolidated statements.
(1) Distribution to former Shareholder/Owner of EMT prior to June, 1996 acquisition made by Transcend.

                           TRANSCEND SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1994, 1995 AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

   Transcend Services, Inc. (the "Company") is engaged in the field of contract outsourcing of the health information management/medical records and patient access functions of hospitals. The Company offers operations evaluation, consulting, reimbursement coding, transcription, and other services generally resident in the medical records department of hospitals. Currently, it emphasizes three- to five-year contractual relationships for management of the entire hospital medical records and patient access departments. The Company's three largest hospital contracts accounted for approximately 46%, 25% and 18% of sales in 1994, 1995, and 1996, respectively.

   The Company was incorporated in 1976 and was reorganized as a Delaware corporation in 1988. On January 10, 1995, the Company, formerly known as TriCare, Inc., acquired Transcend Services, Inc., a Georgia corporation by the merger of Transcend Services, Inc. into First Western Health Corporation ("Merger"), a subsidiary of the Company. On May 31, 1995, Transcend Services, Inc., a California corporation following its January 10, 1995 merger into the Company, and Veritas Healthcare Management, a California corporation owned by the Company, merged into the Company, whose name was then changed to "Transcend Services, Inc." The Merger was treated for financial accounting purposes as the acquisition of TriCare by Transcend and the historical financial statements of Transcend have become the financial statements of the Company and include the businesses of both companies after the effective date of the Merger. The Company has one wholly-owned operating subsidiary, Sullivan Health Management Services, Inc. ("Sullivan") which provides case management and disability management services.

BASIS OF PRESENTATION

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE

   An allowance for doubtful accounts has been established to provide for losses on uncollectible accounts based on management's estimates and historical collection. Bad debt expense amounted to $9,000, $0 and $101,000 in 1994, 1995 and 1996, respectively.

REVENUE AND COST RECOGNITION

   Revenue is recognized monthly as the work is performed.

   SERVICE LINE                            REVENUE RECOGNITION
   ------------                            -------------------

   Contract Management (Outsourcing):      Monthly; 1/12th of annual fixed fee.

                           TRANSCEND SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1994, 1995 AND 1996


  Transcription:          Monthly; revenue recognized on a per line/per
                          character basis for actual dictation .
  Consulting & Coding:    Monthly; revenue recognized for
                          work incurred on time and material basis.
  Case Management:        Monthly; revenue recognized as work is
                          incurred; usually on fixed cost per hour per case.

  One-time nonrefundable contract implementation fees have been amortized over the first three months of a contract to match when the costs are incurred for implementation. Direct costs are expensed as incurred and include contract labor costs related to medical records processing, transcription, coding costs and case management costs, as well as purchased services, such as microfilming, record storage, software licenses, etc.

DEPRECIATION

  Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets which range from three to seven years.

INCOME TAXES

  The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No 109. Under the asset and liability approach, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.

DEPOSITS AND OTHER ASSETS

  Deposits and other assets includes $144,000 in restricted cash used as collateral for a letter of credit related to a contract outsourcing agreement which expires in September, 1997.

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

FAIR VALUE OF DEBT

  In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Investments", the fair value of short-term debt is estimated to approximate its carrying value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The estimated fair value of long-term debt at December 31, 1995 and 1996 was equal to the carrying amount included in the accompanying balance sheet.

                           TRANSCEND SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1994, 1995 AND 1996

NET LOSS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

   Net loss per common share has been computed based on the weighted average number of the Company's common shares outstanding. Common equivalent shares from stock options and warrants have not been included in the computation due to their antidilutive effect.

NEW ACCOUNTING PRONOUNCEMENTS

   In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, as well as for long-lived assets and certain identifiable intangibles to be disposed of. The Company adopted the new standard on January 1, 1996. The impact of adopting this standard was not material. Management periodically evaluates the carrying values of its long-lived assets, based upon future cash flows and operating income generated by the underlying assets in determining the carrying value.

   The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Effective in 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on net income and per share data as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123 (Note 10).

RESTATEMENT OF PRIOR YEAR BALANCES

   Certain prior year balances have been restated to conform with current year presentation.

2. DISCONTINUED OPERATIONS

   LEGAL PROCEEDINGS

   On September 17, 1993, the Company and its healthcare subsidiaries, First Western Health Corporation and Veritas Healthcare Management, and the physician-owned medical groups, FWHC Medical Group, Inc. and Veritas Medical Group, Inc., which had contracts with the healthcare subsidiaries, initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against 22 of the largest California workers' compensation insurance carriers, which was subsequently amended to name 16 defendants (including State Compensation Insurance Fund, Continental Casualty Company, California Compensation Insurance Company, Zenith National Insurance Corporation and Pacific Rim Assurance Company). The action seeks $115 million in compensatory damages plus punitive damages. The plaintiffs claim abuse of process, intentional interference with contractual and prospective business relations, negligent interference and unlawful or unfair business practices which led to the discontinuation in April 1993 of the former business of the Company's healthcare subsidiaries and their contracting associated medical groups (the "Lawsuit"). The claims arise out of the Company's former business, which prior to the merger with Transcend Services, Inc., included providing medical/legal evaluations and medical treatment services (in association with managed medical groups) in the workers' compensation industry in California. Seven defendants in the Lawsuit have filed cross complaints against the plaintiffs seeking restitution, accounting from the plaintiffs for monies previously paid by the defendants, disgorgement of profits, injunctive relief, attorneys' fees and punitive damages, based upon allegations of illegal corporate practice of medicine, illegal referral arrangements, specific statutory violations and related improper conduct. The Company and its counsel do not believe that it is likely that the Company will be held liable on any of the cross complaints; however, there can be no assurance that the Company will be successful in the defense of the cross complaints. In addition, there can be no assurance as to the recovery by the Company of the damages sought in its complaint against the defendants. The costs associated with the conduct of the Lawsuit cannot be ascertained with certainty but are

                           TRANSCEND SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1994, 1995 AND 1996

expected to be substantial. Based upon facts and circumstances known to date, in the opinion of management, final resolution of the Lawsuit will not have a material adverse effect on the Company's financial condition or results of operations.

  Following a hearing in November, 1996, the Los Angeles County Superior Court, on December 20, 1996, sustained the defendants' demurrer to the Second Amended Complaint of the plaintiffs (including the Company and certain of its subsidiaries), with leave to further amend the complaint. The Court determined in such ruling that exclusive jurisdiction with respect to the claims contained in the Lawsuit resides with the California Workers' Compensation Appeals Board and that the Superior Court of the State of California is an improper forum. The Company has been advised by counsel that there is no remedy for the damages claimed in the Lawsuit from the California Workers' Compensation Appeals Board. However, the plaintiffs will file a Third Amended Complaint with the Superior Court and a hearing is expected to be held respecting the Third Amended Complaint by the end of the first quarter of 1997. If the Court sustains the defendants' demurrer at such hearing, a final order dismissing the Lawsuit will be entered and the Company expects to appeal any such ruling. If the Superior Court's ruling is upheld on appeal, the cross complaints against the plaintiffs also are likely to be dismissed.

  With respect to any future expenses related to the Lawsuit, commencing in December 1996 and for the remainder of the case, the Company is only responsible for out-of-pocket expenses and the payment to its legal counsel of a percentage of any recovery awarded in the Lawsuit. In 1995 and 1996, the Company expensed approximately $479,000 and $1,582,000, respectively, of legal expenses connected with the Lawsuit. All future out-of-pocket legal expenses, in excess of the capped legal fees, will continue to be expensed on a current basis going forward.

  First Western/Veritas

  At December 31, 1996, the net assets related to the discontinued operations of the Company's healthcare subsidiaries, First Western Health Corporation ("First Western") and Veritas Healthcare Management ("Veritas") were $2,577,000, consisting of $5,992,000 of gross accounts receivable offset by $3,415,000 in collection liabilities. In October, 1995, the Company sold approximately 38% of the gross accounts receivable to a third party with which the Company has also contracted with to service and manage the remaining accounts receivable balance for a set fee. The net accounts receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies from applicant/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former subsidiaries, First Western and Veritas. The applicant/legal evaluation services were provided to injured California workers who, under Section 4620 of the California Labor Code (the "California Code"), are entitled to "medical-legal" testimony from a physician of his or her choosing in order to provide medical evidence that he or she is entitled to benefits under California's workers' compensation system. Under section 4621 of the California Code, employers are responsible for paying the employees' costs of such medical-legal expenses that are reasonably, actually and necessarily incurred and payment for such costs must be made or objected to within 60 days of receipt of the billing from the provider. Notwithstanding the requirement for prompt payment and objection, many insurance companies fail to pay promptly.

  In the event of non-payment, a lien is filed with the California Workers' Compensation Appeals Board ("WCAB"), after which the medical-legal provider is known as a "lien claimant." In connection with the accounts receivable owed the Company, liens have been filed with the WCAB for all $5,992,000 of the gross accounts receivable outstanding as of December 31, 1996. While lien claimants are supposed to be paid immediately, they are not entitled to a determination as to the collectibility on the lien by an administrative court hearing until there has been a hearing on the employee's underlying case. Accordingly, if an insurer fails to pay a medical-legal provider's bill as required and continues to dispute payment after the filing of a lien, the provider may have to wait years until the injured worker's health status reaches the point that entitlement to benefits may be determined. In addition, after the WCAB has made a determination as to collectability, backlogs in the system often create delays of several years before an order for payment can be obtained. The situation is analogous to the several years or longer that it often takes in the civil court system to obtain judgement after filing an action.

                           TRANSCEND SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1994, 1995 AND 1996

Although it may take a number of years, the Company does not believe that there is any dispute as to the Company's ability to attempt collection on the liens and expects to collect the accounts receivable from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with the third party for servicing and managing the remaining accounts receivable balance. During the year ended December 31, 1996, the Company collected approximately $456,000 on the receivables and wrote off approximately $295,000. As a further delay to the Company obtaining an order of payment, four insurers that are defendants in the Lawsuit have obtained stays of the proceedings before the WCAB, pending resolution of the Lawsuit. Such stays relate to the collection of $5,528,000 of the total gross receivables. Although over 92% of the accounts receivable are subject to the stays of proceeds, the Company believes that it will be able to collect such accounts as the stays of proceedings only impact the timing of the Company's collection, not the insurance companies' legal obligation to pay for the services rendered. The sale of approximately 38% of the gross receivables to a third party did not result in any gain or loss to the Company. In estimating net accounts receivable, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution by the California WCAB of the collectibility of the disputed receivables. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations on an ongoing basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the asset.

3.   ASSET WRITEDOWN

   In September 1994, the Company sold substantially all the assets and liabilities of its wholly-owned subsidiary, Occu-Care, Inc., which operated industrial medical clinics, to AmHealth, Inc. ("AmHealth") for a price of $4,000,000. The purchase price included $1,500,000 in cash paid at closing and the issuance of two promissory notes bearing interest at 8% per annum. AmHealth defaulted on the first interest payments on the two notes. In conjunction with the Merger on January 10, 1995, the Company recorded these notes as one note due for $2,050,000, which was the Company's estimate of fair market value (using a discounted cash flow method). AmHealth defaulted on a December 1, 1995 mandatory redemption of a portion this obligation.

   On May 10, 1996, AmHealth executed a definitive agreement with CORE, Inc., a public company, pursuant to which CORE would purchase for cash substantially all the assets of AmHealth in a transaction expected to close by July, 1996. In anticipation of the consummation of the foregoing transaction, in June, 1996, the Company executed a definitive settlement agreement pursuant to which AmHealth had agreed to pay the Company the sum of $2,050,000 (the carrying value of the asset) and $5,287 in attorney's fees in full satisfaction of AmHealth's obligation to the Company arising out of the sale of all of the assets and liabilities of Occu-Care, Inc. Under the terms of the settlement agreement, the Company agreed to extend the maturity of the note through July 31, 1996 and to accept payment under the note simultaneously with the closing of the acquisition of AmHealth by CORE. The Company dismissed its lawsuit against AmHealth, filed on June 6, 1996 for breach of AmHealth's mandatory redemptive obligation on the $2.5 million owed to the Company, without prejudice on June 26, 1996.

   In July, 1996, CORE announced that it had terminated its agreement to purchase, for cash, substantially all of the assets of AmHealth, citing market conditions related to a public offering of stock by CORE. Since CORE's decision to terminate the AmHealth Agreement, the Company investigated several different means by which to ultimately collect its monies due, as an unsecured creditor, from AmHealth. AmHealth officials reported that AmHealth was running cash flow positive, prior to debt service, and that it was currently negotiating with some of its secured creditors, as well as other third parties who may have had an interest in acquiring certain of AmHealth's assets, to determine future actions. While the Company will vigorously pursue all of the assets to which it has a right (approximately $2.9 million inclusive of accrued interest), in August, 1996, the Company took a $1.7 million write down of the receivable from AmHealth to its estimated fair value.

   In November, 1996, AmHealth had its four Northern California operating entities (three clinics and its Employee Services Division) foreclosed on by the senior creditors. The operations were turned over to the senior creditors and the outstanding

                           TRANSCEND SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1994, 1995 AND 1996

receivables for those four entities are now being collected by the creditor who had the first lien position on all of the outstanding accounts receivable.
There are five remaining clinics under AmHealth ownership in Southern California, all of which are generating operating profits according to AmHealth
officials.   AmHealth is in the process of trying to sell the remaining clinics and use the proceeds from the sale to negotiate a final payout - albeit substantially lower than the current principal amount of debt outstanding to all
of AmHealth's creditors.   With all of the information the Company has received
from AmHealth regarding the likelihood of a final payment and the potential amount of that payment, the Company believes the carrying value of the AmHealth receivable is properly valued on the Company's December 31, 1996 balance sheet.

4. EQUIPMENT AND LEASEHOLD IMPROVEMENTS

   The summary of office furniture and equipment at December 31, 1995 and 1996 is as follows:

                                                                                     1995            1996
                                                                                ---------------  ------------
 Office equipment and furniture.............................................       $ 2,851,000   $ 4,474,000
 Less accumulated depreciation..............................................        (1,085,000)   (2,040,000)
                                                                                   -----------   -----------
                                                                                   $ 1,766,000   $ 2,434,000
                                                                                   ===========   ===========

5. INDEBTEDNESS

    Long-term debt is summarized as follows at December 31, 1995 and 1996:

                                                                                       1995          1996
                                                                                   -----------   -----------
 Note payable, interest at 8.5%; paid in full  on
   January 1, 1996..........................................................           100,000            --
  Note payable, interest at 8.5% monthly payments
   of principal and interest of 11,284 maturing
   on May 19, 2000..........................................................           490,000       392,000
  $5,000,000 revolving line of credit, interest computed
   at prime plus 0.5 percent (8.75% at December 31, 1996),
   matures April 5, 1997....................................................                --     1,870,000
  $750,000 equipment line, interest computed at prime
   plus 1 percent (9.25% at December 31, 1996),
   matures June 5, 1999.....................................................                --       248,000
  Other.....................................................................            49,000            --
                                                                                   -----------   -----------
  Total Debt................................................................           639,000     2,510,000
  Less: Current Maturities of Long-Term Debt................................          (208,000)   (2,226.000)
                                                                                   -----------   -----------
                                                                                   $   431,000   $   284,000
                                                                                   ===========   ===========

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

Subsequent to year end, the Company entered into a new working capital facility with Coast Business Credit which provides for maximum borrowings of $5.0 million and is based on 1.5 times monthly contractual contract management revenues, plus 80% of all medical transcription receivables under 90 days (aging). The facility will have a term of two years and will be priced at prime plus 2.25% declining to prime plus 1.75% upon two consecutive quarters of achievement and ongoing maintenance of debt service coverage of not less than 1.5 times measured on an EBITA basis including all principal and interest (excluding depreciation). The facility will be secured by a first security interest on all Company assets. The Company will use the proceeds from this facility to pay off the balance on the $5,000,000 revolver due and equipment line.

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996


      SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest was approximately $36,000, $56,000 and $311,000 for the three years ended December 31, 1994, 1995 and 1996, respectively.

6. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

   The Company leases certain office facilities under noncancellable operating leases. Future minimum annual rental obligations under noncancelable operating leases as of December 31, 1996 are as follows:

1997.......................................................  $535,000
1998.......................................................   508,000
1999.......................................................   434,000
2000.......................................................   270,000
2001.......................................................    74,000
Thereafter.................................................     4,000
                                                             --------
                                                           $1,825,000
                                                           ==========

   Rent expense was approximately $150,000, $443,000 and $665,000 for the three years ended December 31 1994, 1995 and 1996, respectively.

LITIGATION

   On September 17, 1993, the Company and its healthcare subsidiaries, First Western Health Corporation and Veritas Healthcare Management, and the physician-owned medical groups, FWHC Medical Group, Inc. and Veritas Medical Group, Inc., which had contracts with the healthcare subsidiaries, initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against 22 of the largest California workers' compensation insurance carriers, which lawsuit was subsequently amended to name 16 defendants (including State Compensation Insurance Fund, Continental Casualty Company, California Compensation Insurance Company, Zenith National Insurance Corporation and Pacific Rim Assurance Company). (See Note 2 where discussed.)

   On June 22, 1995, an action was filed by Timothy S. Priest in his capacity as administrator of the estate of Robert V. Taylor against Carol Brown, Debbie Ostwald, Sullivan Health & Rehabilitation Management, Inc. ("Sullivan") and Fireman's Fund Insurance Company, in the circuit Court of Franklin County, Tennessee, alleging breach of the duty to provide reasonably competent nursing care to an injured individual. The Company's subsidiary, Sullivan, and a former employee of Sullivan are defendants in the case. The Plaintiff seeks compensatory damages in the amount of $1 million and punitive damages in the amount of $2 million, plus costs. Management of the Company believes that Sullivan has meritorious defenses to the allegations and intends to vigorously contest liability in this matter. At the present time, management of the Company cannot predict the outcome of this litigation, but does not believe that the resolution of the litigation will have a material adverse effect on the Company's financial condition or results of operations.

                           TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

7. RETIREMENT PLAN

      The Company maintains a 401(k) retirement plan that covers substantially all eligible employees. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. The Company matches employee contributions on a discretionary basis as determined by the Company's board of directors. For 1994, 1995 and 1996, the Company contributions totaled approximately $17,000, $0 and $0, respectively.

8. TRANSACTIONS WITH RELATED PARTIES

      Approximately 23% of the subordinated debt (Note 4) is held by parties related to certain members of the board of directors.

      Approximately 69% of $2.4 million in a private placement of common stock and warrants to purchase common stock was purchased by certain members of the Board of Directors (See Note 9).

9. SHAREHOLDERS' EQUITY

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

10. STOCK OPTIONS AND WARRANTS

      The Company has established a stock option plan for the employees of the Company. The plan provides for the issuance of incentive stock options and nonstatutory options. Under this plan, options are granted for the Company's common stock at the approximate fair value, as defined in the option agreement. The following is a summary of transactions:

                                            AVERAGE PRICE                                                OPTIONS       PER SHARE
------------------------------------------------------------------------------------------------------  ----------  ---------------
                      OPTIONS OUTSTANDING, December 31, 1993..........................................    724,000   $ .07 to $ .30
                      Forfeited.......................................................................    (31,000)            $.07
                      Exercised.......................................................................    (10,000)            $.07
                                                                                                        ---------
                      OPTIONS OUTSTANDING, December 31, 1994..........................................    683,000   $ .07 to $ .30
                      Options issued in Merger (Note 1)...............................................  1,158,000   $1.87 to $3.75
                      Granted.........................................................................    331,000   $1.87 to $5.62
                      Forfeited.......................................................................   (161,000)  $ .07 to $3.13
                      Exercised.......................................................................   (511,000)  $ .07 to $3.13
                                                                                                        ---------
                      OPTIONS OUTSTANDING DECEMBER 31, 1995...........................................  1,500,000
                      Granted.........................................................................    152,000   $4.00 to $11.38
                      Forfeited.......................................................................   (202,000)  $ .30 to $7.13
                      Exercised.......................................................................   (436,000)  $ .07 to $3.50
                                                                                                        ---------
                      OPTIONS OUTSTANDING, DECEMBER 31, 1996..........................................  1,014,000
                                                                                                        =========
                      Options eligible for exercise at December 31, 1996                                  792,000   $ .07 to $11.25

      At December 31, 1996 there were a total of 631,375 shares of common stock available for grant.

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

      On April 30, 1996, the Company granted a warrant to purchase shares of its Common Stock to Silicon Valley Bank, a California-chartered bank (the "Silicon Valley Warrant"), in connection with two credit facilities the Company established with Silicon Valley East, a Division of Silicon Valley Bank. The Silicon Valley Warrant entitles the holder to purchase an aggregate of 25,000 shares of the Company's Common Stock, subject to certain adjustments, at an exercise price of $11.25 per share. The Silicon Valley Warrant expires April 30, 2001.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

      During 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defined a fair value-based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting methodology required by APB Opinion No. 25 must make pro forma disclosures of net income as if the fair value-based method of accounting defined in SFAS No. 123 was used.

      The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company's common stock granted during 1996 and 1995 to employees and non-employee directors of the Company using the Black-Scholes option-pricing model prescribed by SFAS No. 123 and the following weighted average assumptions:

        Risk-free interest rate              5.08% - 7.89%
        Expected dividend yield              0%
        Expected lives                       Four years
        Expected volatility                  0.70

      The total fair value of the options granted during the years ended December 31, 1996 and 1995 was computed as approximately $517,000 and $364,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net loss for the years ended December 31, 1996 and 1995 would have been as follows:

                                  1996          1995
                              ------------  ------------
Net Loss:
  As reported                  $(7,151,000)  $(4,200,000)
  Pro forma                     (7,443,000)  (4,314,000)
Net Loss per Common Share:
  As reported                        (0.38)        (0.23)
  Pro forma                          (0.39)        (0.24)


   Because SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

   The following table summarized the Company's portion of stock option transactions under the Parent Company's stock option plan.

                                                  Weighted
                                                   Number     Average
                                                     of        Price
                                                   Shares    Per Share
                                                 ----------  ---------
      Outstanding at December 31, 1994             683,000       $0.15
       Options transferred in Merger (Note 1)    1,158,000        2.22
       Granted                                     336,000        3.55
       Forfeited                                  (161,000)       1.38
       Exercised                                  (511,000)       0.52
                                                 ---------       -----
      Outstanding at December 31, 1995           1,505,000        2.43
       Granted                                     147,000        6.79
       Forfeited                                  (202,000)       5.01
       Exercised                                  (436,000)       1.75
                                                 ---------       -----
      Outstanding at December 31, 1996           1,014,000        2.83
                                                 =========       =====


   The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:


                                 Number      Weighted                 Number
                              Outstanding     Average    Weighted  Exercisable   Weighted
                 Actual            at        Remaining   Average        at       Average
                Range of      December 31,  Contractual  Exercise  December 31,  Exercise
              Exercise Price      1996         Life       Price        1996       Price
----------------------------  ------------  -----------  --------  ------------  --------

            $  0.07 - $0.30         15,339          0.3    $ 0.14        11,504     $0.14
            $    1.88-$2.94        754,500          0.7      2.02       508,125      1.99
            $    3.50-$5.75        194,500          2.4      4.12        48,625      5.05
            $  10.63-$11.38         49,500          3.4     11.00             0      0.00
               -------------     ---------          ---    ------       -------     -----
            $  0.07-$11.38       1,013,839          1.2    $ 2.83       568,254     $2.22
               =============     =========          ===    ======       =======     =====


11. INCOME TAXES

   The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities as of December 31, 1995 and 1996 were as follows:

                                        1995          1996
                                    ------------  ------------
Deferred tax liabilities:
Equipment and leasehold...........  $   (44,000)  $   (71,000)
Intangibles Assets................     (290,000)     (234,000)
Discontinued Operations...........     (942,000)   (1,005,000)
Equity............................           --      (263,000)
                                    -----------   -----------
                                     (1,276,000)   (1,573,000)
                                    -----------   -----------

Deferred tax assets:
Net operating loss carryforwards..    3,122,000     6,525,000
Cash-basis deferral...............      330,000       220,000
Accrued Liabilities...............      331,000       226,000
Other.............................      186,000            --
Valuation allowance...............   (3,369,000)   (6,052,000)
                                    -----------   -----------
Net deferred tax (liabilities)....  $  (676,000)  $  (654,000)
                                    ===========   ===========

          At December 31, 1996, the Company had net operating loss carryforwards of approximately $16,731,000 which can be used to reduce future income taxes. If not utilized these carryforwards will begin to expire in 2007. The Company has

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

established a valuation allowance of $3,369,000 and $6,052,000 at December 31, 1995 and 1996, respectively due to the uncertainty regarding the realizability of certain deferred tax assets, including its net operating loss carryforward.

12. ACQUISITIONS

          On September 30, 1994, the Company acquired substantially all of the assets of Script-Ease, Inc., a Pittsburgh-based medical transcription business under the terms of an asset purchase agreement for approximately $1,000,000.
The acquisition was accounted for as a purchase in accordance with APB No. 16 and accordingly the purchase price has been allocated to the net assets acquired
based on the estimated fair values as of the acquisition  date.   The majority
of the excess purchase price over net tangible assets related to customer lists, which is being amortized over seven years and a non-compete agreement that is being amortized over a three year period. The balance of the additional intangibles is goodwill which is being amortized over thirty years.

          On January 10, 1995, Transcend acquired TriCare, Inc. in a merger accounted for as a reverse merger (Note 1). The acquisition was treated as a purchase in accordance with APB No. 16. There were approximately 7.7 million shares issued in the transaction resulting in goodwill of approximately $3.2 million. This goodwill is being amortized over twenty years. On June 15, 1994, TriCare had completed the acquisition of Sullivan for an adjusted purchase price of $3,285,000. Subsequent to the Merger, the Company issued a final payment of $285,000 in lieu of the $1,260,000 obligation which was payable in stock in January 1995 and July 1995, to the former owners of Sullivan Health and Rehabilitation in full satisfaction of its long-term obligation related to the acquisition of Sullivan and gave the former owners a release from any and all further liabilities in connection therewith.

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

          On June 19, 1996, the Company acquired the stock of Greiner's Medical Transcription, Inc. ("GMT"), a California corporation, under the pooling of interests method of accounting. Historical financial statements have not been restated to reflect the combined operations of Transcend and GMT as the impact of the results was not material. The Company issued 87,805 shares of Transcend Common stock at the time of acquisition. The results of operations for GMT are included in the statement of operations beginning on the date of acquisition.

          On June 28, 1996, the Company acquired the stock of Express Medical Transcription, Inc. ("EMT"), a Utah corporation, under the pooling of interests method of accounting. Financial statements have been restated to reflect the combined

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1994, 1995 AND 1996

operations of Transcend and EMT. The Company issued 230,000 shares of Transcend common stock at the time of acquisition.

        The following pro-forma amounts presented below represent the results of operations (excluding discontinued operations) of the Company adjusted to include TriCare, Script-Ease, Inc. and MTA as if these transactions had been consummated at the beginning of each period presented.

                                                     YEAR ENDED DECEMBER 31
                                                    ------------------------
                                                       1995          1996
                                                    -----------  ------------
 (UNAUDITED)
 Sales.................................             $28,554,000   $38,531,000
 Net Loss from  Continuing Operations..             $(3,586,000)  $(5,460,000)
 Net Loss per Common Share.............                  ($0.20)       ($0.29)
 Weighted Average Shares Outstanding                 18,154,000    18,908,000


13.  SIGNIFICANT CUSTOMERS

          During 1994, Tulane University Hospital and Clinic, Memorial Medical Center of Jacksonville, Greater Southeast Community Hospital, and Good Samaritan Hospital made up 16%, 15%, 15%, and 14%, respectively of the Company's net revenue. No individual customer made up greater than 10% of net revenue during 1995 and 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no occurrence requiring a response to this item.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information regarding executive officers and directors of the Company:

                               NAME                                  AGE                  POSITION WITH THE COMPANY
-------------------------------------------------------------------  ---  ----------------------------------------------------------


Larry G. Gerdes                                                       48  President, Chief Executive Officer and Director
G. Scott Dillon                                                       46  Executive Vice President Outsourcing Services
Todd S. Mann                                                          43  Executive Vice President Services Group;
                                                                          President and CEO Sullivan Health
                                                                          Management Services, Inc.
David W. Murphy                                                       39  Executive Vice President Finance, Chief Financial Officer,
                                                                          Secretary and Treasurer
Donald L. Lucas                                                       67  Chairman of the Board
George B. Caldwell                                                    66  Director
Walter S. Huff, Jr                                                    62  Director
Charles E. Thoele                                                     61  Director

DIRECTORS AND EXECUTIVE OFFICERS

          The following persons serve as the directors and executive officers of the Company:

          Mr. Gerdes has served as a director of the Company since June 1985 and as its President and Chief Executive Officer since May 1993. From 1991 to 1993, Mr. Gerdes was a private investor and from May 1992 until the Merger Mr. Gerdes was the Chairman of the Board of Directors of the former Transcend Services, Inc. For the five years prior to 1991, Mr. Gerdes held various executive positions with HBO & Company, a provider of information services to the healthcare industry, including Chief Financial Officer and Executive Vice President. Mr. Gerdes also serves as a Director of and Aksys, Ltd. and Delphi Information Systems, Inc.

          Mr. Dillon has served as the Company's Executive Vice President Outsourcing Services since December 1996 and prior to that served as Chief Development Officer since September 1995. From September 1992 to August 1995, Mr. Dillon served as Executive Vice President and Chief Development Officer for Coastal Physician Services. Prior to Coastal Physician Services, Mr. Dillon served as Executive Vice President and Chief Operating Officer of the Fisher Mangold Group from January 1991 to September 1992. Mr. Dillon's 17 years in the healthcare industry also includes his service in various senior sales and marketing positions with ARAMARK, Inc., EmCare Holdings and the Patient Care Products division of Proctor and Gamble. Mr. Dillon is active in various professional organizations including, the American Hospital Association, the Healthcare Financial Management Association and the Center for Health Information Management.

          Mr. Mann joined the Company in August 1996 as President and CEO of its Sullivan Health Management Services division. In December 1996, he was named Executive Vice President Services Group of Transcend with added responsibilities for its consulting services, inclusive of its Data Delivery Center initiative. From 1985 until joining Transcend, Mr. Mann served as Senior Vice President of International Banking Technologies, which is recognized as creating the concept of placing full-service bank branches in supermarkets, an $80.0 million company Mr. Mann helped start in 1985.

          Mr. Murphy has served as the Company's Executive Vice President Finance and Chief Financial Officer since December 1996 and prior to that served as Chief Financial Officer since May 1995. Mr. Murphy joined the Company in September 1994 as Vice-President of Acquisitions. Prior to joining the Company, Mr. Murphy was a founder and General Partner of an investment company and served in various financial, operating and mergers and acquisition positions with companies such as Hutchinson SA (France), First Boston and International Paper Company.

          Mr. Lucas has served as a director of the Company since December 1985 and has served as Chairman since August 1989. Mr. Lucas has been a venture capitalist for more than 25 years. Mr. Lucas also serves on the boards of directors of Amati Communications Corporation; Cadence Design Systems, Inc.; Coulter Pharmaceutical, Inc.; Macromedia, Inc.; Oracle Corporation; Racotek, Inc. and Tricord Systems, Inc.

          Mr. Caldwell is presently the Chairman of The Collier Company, a healthcare consulting company in Park Ridge, Illinois. He served as President and Chief Executive Officer and President Emeritus of the Lutheran General Health Care System in Park Ridge, Illinois, from 1979 to 1995. Prior to 1979, Mr. Caldwell served as the President and Chief Executive Officer of The Greater Southeast Community Hospital Foundation of Washington, D. C., and as President and Chief Executive Officer of Lake Forest Hospital, Lake Forest, Illinois. Mr. Caldwell is presently Chairman of The Hunter Group and a Director and Chairman of the Executive Committee of MMI Companies.

          Mr. Huff has served as a director of the Company since October 1993. Mr. Huff was the founder of HBO & Company, a provider of information services to the healthcare industry and served as its Chairman from 1974 until 1990 and Chief Executive Officer from 1974 to 1984 and from 1986 until 1989. Since 1990, Mr. Huff has been a private investor.

          Mr. Thoele has served as a director of the Company since October 1993. Mr. Thoele has been a consultant to Sisters of Mercy Health Systems since February 1991. From 1986 to February 1991, he served as a director and the Chief Operating Officer of Sisters of Mercy Health Systems. Mr. Thoele is currently Chairman of the Catholic Hospital Association. Mr. Thoele is also a Director of HBO & Company.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding common stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the common stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with except Todd Mann, an executive officer of the Company, failed to file his initial Statement of Beneficial Ownership of Securities on Form 3 within ten days of becoming an executive officer of the Company.

ITEM 11. EXECUTIVE COMPENSATION

          The following table provides certain summary information for the fiscal years ended December 31, 1994, 1995 and 1996 concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1996 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                              COMPENSATION
                                                                               SECURITIES
                                                                               UNDERLYING
NAME AND PRINCIPAL POSITION              YEAR(1)       SALARY($)  $BONUS($)  OPTIONS/SAR'S(#)
--------------------------------------  ---------      --------  --------   -----------------
Larry G. Gerdes.......................   12/31/96     $ 210,115  $     --           --
President and Chief Executive.........   12/31/95       205,376        --           --
 Officer..............................   12/31/94       116,700        --           --

Julian L. Cohen (2)...................   12/31/96     $ 205,000        --           --
Chief Operating Officer...............   12/31/95       193,756        --         45,000
                                         12/31/94     $  39,600        --        100,000

G. Scott Dillon (3)...................   12/31/96     $ 191,932        --           --
Executive Vice President Outsourcing..   12/31/95        59,599        --         60,000
 Services.............................   12/31/94            --        --           --
David W. Murphy.......................   12/31/96     $ 120,000  $     --           --
Executive Vice President Finance,.....   12/31/95       100,130    22,675         40,000
 Chief Financial Officer,.............   12/31/94        28,385        --         20,000
 Treasurer and Secretary

--------
(1)  The fiscal year ended December 31, 1994 was for a seven month period.
(2)  Mr. Cohen's employment with the Company was terminated in November 1996.
(3) The 1996 compensation listed above includes $32,182 in commissions paid based on achieving certain 1996 sales objectives.

COMPENSATION OF DIRECTORS

         Directors of the Company who are compensated as officers of the Company serve without compensation for their services as directors. Each director of the Company who is not a compensated officer of the Company is paid a fee of $8,000 per annum. Each person who first becomes a non-employee director is granted, as of the date such person becomes a director of the Company, an option to purchase 10,000 shares of Common Stock. Each non-employee director will be granted an option to purchase 6,000 shares of the Common Stock, except the Chairman who will be granted an option to purchase 9,000 shares, upon election or re-election at the annual meeting of shareholders provided they have served on the board a minimum of six months.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The following persons served as members of the Stock Option and Compensation Committee of the Board of Directors during the year ended December 31, 1996: Walter J. Huff, Jr. and Charles E. Thoele. None of the members of the Stock Option and Compensation Committee has been an officer or employee of the Company.

         On September 5, 1996, the Company raised $2.4 million in a private placement of common stock and warrants to purchase common stock. A total of 522,000 shares of common stock were sold at a price of $4.44 per share and a total of 522,000 warrants were sold at a price of $0.25 per warrant to 20 investors. Participating in this private placement were Walter S. Huff, Jr., a director of the Company, who purchased 225,225 shares at $4.44 per share and warrants to purchase an additional 225,225 shares at $.25 per warrant and Charles E. Thoele, a director of the Company, who purchased 11,261 shares at $4.44 per share and warrants to purchase an additional 11,261 shares at $.25 per warrant. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

         As of March 1, 1997, options to purchase a total of 1,095,500 shares of Common Stock were outstanding at a weighted average exercise price of $2.95 per share. In addition, as of March 1, 1997, options to purchase a total of 4,680 shares of Common Stock were outstanding under the former Transcend Services, Inc. stock option plan at a weighted average exercise price of $.30 per share. During fiscal 1996, no options were granted under the Plan to the Named Executive Officers.

         During fiscal 1996, no options were granted under the Plan to the Named Executive Officers. The following table sets forth certain information concerning the unexercised stock options held by the Named Executive Officers.

  AGGREGATED OPTION EXERCISES IN FISCAL 1996 AND FISCAL YEAR END OPTION VALUES

                                 VALUE OF UNEXERCISED OPTIONS AT FISCAL YEAR END
                                 -----------------------------------------------

                                                                   NUMBER                     VALUE OF
                                                                OF SECURITIES               UNEXERCISED(1)
                                                                  UNDERLYING             IN-THE-MONEY OPTIONS
                                 SHARES                          EXERCISED                   AT FY-END($)
                                ACQUIRED      VALUE          OPTIONS AT FY-END               IN-THE-MONEY
NAME                           ON EXERCISE   REALIZED     EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
----                           -----------   --------     -------------------------     -------------------------
Larry G. Gerdes............       100,000    $256,200          616,000 /   --            $    2,011,200 /   --
Julian L. Cohen (2)........        63,500     341,800            --  /     --                    --     /   --
G. Scott Dillon............         7,500      15,000          7,500 / 45,000            $   13,125 / $ 78,750
David W. Murphy............            --          --         20,000 / 40,000            $   56,875 / $103,125

--------
(1) Dollar values calculated by determining the difference between the fair market value of the underlying securities at December 31, 1996 ($5.25 per share) and the aggregate exercise price of the options.

(2) All unexercised options held by Mr. Cohen were canceled upon Mr. Cohen's departure from the Company in November, 1996.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following tables sets forth information regarding the beneficial ownership of the Common Stock as of March 1, 1997, with respect to (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.


                                                    AMOUNT AND
                                                    NATURE OF
  NAME AND ADDRESS                                  BENEFICIAL     PERCENT OF
  OF BENEFICIAL OWNER                             OWNERSHIP/(1)/   CLASS/(1)/
----------------------                          -----------------  ---------------
  Gerdes Huff Investments...............        3,500,001/(2)/     17.953%
  3353 Peachtree Road, N.E, Suite 1030
  Atlanta, Georgia 30326

  Donald L. Lucas.......................          532,145/(3)/      2.729%

  Larry G. Gerdes.......................       4,688,001/(4)/      24.047%
  3353 Peachtree Road, N.E, Suite 1000
  Atlanta, Georgia 30326

  George B. Caldwell....................        112,767/(5)/            *%

  Walter S. Huff, Jr....................      4,824,765/(6)/       24.748%
  3353 Peachtree Road, N.E, Suite 1000
  Atlanta, Georgia 30326

  Charles E. Thoele.....................         64,180/(7)/            *%

  Julian L. Cohen.......................         32,034/(8)/            *%

  G. Scott Dillon.......................          7,750/(9)/            *%

  David W. Murphy.......................        31,146/(10)/            *%

 All Directors and Officers as a group
  ( 8 persons)                               6,760,753/(11)/       34.679%
-------------------

*   Represents less than 1%

/(1)/ "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes shares of Common Stock underlying options and warrants to purchase Common Stock which are exercisable within sixty days of the date hereof. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 19,495,202 shares outstanding as of March 1, 1997, except for certain parties who hold presently exercisable options or warrants to purchase Common Stock. The percentages for those parties who hold presently exercisable options or warrants are based upon the sum of 19,495,202 shares plus the number of shares subject to presently exercisable options or warrants held by them, as indicated in the following notes. Unless otherwise indicated, each person has sole voting and dispositive power with respect to all shares listed opposite his name.
/(2)/ Such shares are owned of record by Gerdes Huff Investments, a general partnership the sole general partners of which are Messrs. Gerdes and Huff. As a result, each of Messrs. Gerdes and Huff are deemed the beneficial owner of all of such shares.
/(3)/ Includes 410,664 held by the Donald L. Lucas and Lygia S. Lucas Trust dated December 3, 1984, of which Mr. Donald L. Lucas is trustee; 35,000 shares held by the Donald L. Lucas Profit Sharing Trust of which Mr. Lucas is Successor Trustee; 21,481 shares held by the Donald L. Lucas Remuneration Account dated July 7, 1993 and 65,000 shares which Mr. Lucas has the right to acquire pursuant to presently exercisable stock options. Excludes certain shares and shares underlying warrants with respect to which Mr. Lucas disclaims beneficial ownership which were purchased by the Richard M. Lucas Cancer Foundation in the Company's private placement dated September 5, 1996 and 71,500 shares which may be acquired upon the conversion of an 8% Convertible Debenture also held by the Richard M. Lucas Cancer Foundation, of which Mr. Lucas is the Chairman.
/(4)/ Includes 3,500,001 shares held by Gerdes Huff Investments, a general partnership of which Mr. Gerdes is a general partner; 93,600 shares held by Mr. Gerdes' spouse; 94,155 shares held by Mr. Gerdes as custodian for his minor children; and 616,000 shares purchasable pursuant to presently exercisable stock options.
/(5)/ Includes 22,522 shares subject to presently exercisable warrants to purchase Common Stock and 16,000 shares which Mr. Caldwell has the right to acquire pursuant to presently exercisable stock options.
/(6)/ Includes 3,500,001 shares held by Gerdes Huff Investments, a general partnership of which Mr. Huff is a general partner; 62,650 shares held by Laumar Corporation which is wholly owned by Mr. Huff; 100,000 shares held by Laumar Investment Partnership which is wholly owned by Mr. Huff; 28,000 shares purchasable pursuant to presently exercisable options; 225,225 shares subject to presently execisable warrants to purchase Common Stock and 56,300 shares held by the Larry G. Gerdes Trust of which Mr. Huff is the trustee. Excludes 57,200 shares with respect to which Mr. Huff disclaims beneficial ownership and which may be acquired upon the conversiom of an 8% Convertible Debenture held by the Walter S. Huff, Jr. Charitable Foundation, of which Mr. Huff's adult children are trustees.
/(7)/ Includes 11,261 shares subject to presently exercisable warrants to purchase Common Stock and 28,000 shares purchasable pursuant to presently exercisable stock options.
/(8)/ Mr. Cohen's employment with the Company terminated in November, 1996. /(9)/ Includes 250 shares held by Mr. Dillon as custodian for his minor children; 7,500 shares purchasable pursuant to presently exercisable options.
/(10)/Includes 27,500 shares purchasable pursuant to presently exercisable options.
/(11)/Includes 788,000 shares subject to presently exercisable stock options and 259,008 shares subject to presently exercisable warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In September 1994, the Company loaned the sum of $80,000 to Julian L. Cohen, the former Chief Operating Officer of the Company, which was used by Mr. Cohen to purchase his residence. The loan to Mr. Cohen was in the form of a promissory note for the principal sum of $80,000, bearing interest at 7 3/4% per annum, payable on each January 1, April 1, July 1 and October 1, commencing on January 1, 1995, with the principal due in one lump sum on September 30, 1999. The note was secured by Mr. Cohen's right to purchase shares of the Company's Common Stock pursuant to the Company's 1992 Stock Option Plan, as amended, and the shares of Common Stock underlying such rights. On November 8, 1996, Mr.
Cohen repaid the $80,000 outstanding through the exercise of 33,500 options.
The Company waived the payment of interest on this Note.

  On September 5, 1996, the Company raised $2.4 million in a private placement of Common Stock and warrants to purchase Common Stock. A total of 522,000 shares of Common Stock were sold at a price of $4.44 per share and a total of 522,000 warrants were sold at a price of $0.25 per warrant to 20 investors. Certain Directors of the Company and parties affiliated with Directors of the Company purchased shares and warrants in this offering as follows: 22,522 shares and warrants to purchase an additional 22,522 shares were purchased by Mr. George B. Caldwell; 225,225 shares and warrants to purchase an additional 225,225 shares were purchased by Mr. Walter S. Huff, Jr.; 11,261 shares and warrants to purchase an additional 11,261 shares were purchased by Mr. Charles E. Thoele; and 50,675 shares and warrants to purchase an additional 50,675 shares were purchased by the Richard M. Lucas Cancer Foundation, of which Mr. Donald L. Lucas is Chairman, and over which Mr. Lucas disclaims beneficial ownership. The $4.44 price represents the ten day average of the closing price of the Company's Common Stock prior to the board meeting approving the private placement. The securities issued in the private placement were issued in reliance on certain exemptions from registration under federal and state securities laws. The warrants have a five-year term and are exercisable at a price of $4.44 per share, are redeemable by the Company at any time with thirty days notice (during which time the holder may exercise the warrants) at an exercise price of $4.44 and are non-transferrable. The shares of Common Stock underlying the warrants and the Common Stock issued in the private placement carry piggy-back registration rights, subject to certain limitations, in the event the Company proposes to register the sale of any of its securities for its own account or for the account of its shareholders.

  See "Item 11. Executive Compensation--Compensation Committee Interlocks and Insider Participation" which describes certain transactions between the Company and Walter S. Huff, Jr., a director of the Company, between the Company and Larry G. Gerdes, an executive officer and director of the Company and between the Company and Charles E. Thoele, a director of the Company.

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

     Report of Independent Public Accountants.

     Consolidated Balance Sheets as of December 31, 1995 and 1996

     Consolidated Statements of Operations for the years ended December 31, 1994,1995 and 1996

     Consolidated Statements of Shareholder's Equity for the years ended December 31, 1994, 1995 and 1996

     Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996

     Notes to Consolidated Financial statements

     No financial statement schedules are required

  (b) Reports on Form 8-K.   No reports on Form 8-K have been filed by the
      Company during the fourth quarter of fiscal 1996.

  (c) Exhibits.
  --------

  The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (i) a Registration Statement on Form S-1 under the Securities Act of 1933 for the Company, Registration No. 33-32587, filed on December 14, 1989 (referred to as "1989 S-1"); (ii) a Registration Statement on Form S-1 under the Securities Act of 1933 for the Company, Registration No. 33-41361, filed on June 26, 1991 (referred to as "1991 S-1"); (iii) a Registration Statement on Form S-4 under the Securities Act of 1933 for the Company, Registration No. 33-83344, filed on December 2, 1993 (referred to as "S-4"); (iv) a Registration Statement on Form S-3 under the Securities Act of 1933 for the Company, Registration No. 333-19177, filed on January 2, 1997 (referred to as "S-3"); (v) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-37685, filed on November 8, 1990 (referred to as "1990 S-8"); (vi) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-57072, filed on January 15, 1993 (referred to as "1993 S-8"); (vii) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 333-16213, filed on November 15, 1996 (referred to as "1996 S-8"); (viii) the Company's Current Report on Form 8-K relating to an event which occurred on March 1, 1992 (referred to as "3/1/92 8-K"); (ix) the Company's Current Report on Form 8-K relating to an event which occurred June 15, 1994 (referred to as "6/15/94 8-K"); (x) the Company's Current Report on Form 8-K relating to an event which occurred September 16, 1994 (referred to as "9/16/94 8-K"); (xi) the Company's Annual Report on Form 10-K for the year ended May 31, 1990 (referred to as "1990 10-K"); (xii) the Company's Annual Report on Form 10-K for the year ended May 31, 1992 (referred to as "1992 10-K"); (xiii) the Company's Annual Report on form 10-K for the year ended May 31, 1993 (referred to as "1993 10-K"); (xiv) the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 (referred to as "11/30/95 10-Q"); and (xv) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (referred to as "6/30/95 10-Q"); and (xvi) Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (referred to as "9/30/96 10-Q/A No. 1".

EXHIBIT
NO.      DESCRIPTION
---      -----------

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

*3.1.1 - Certificate of Incorporation, as amended (1989 S-1, Exhibit 3(a))

*3.1.2 - Certificate of Incorporation (6/30/95 10-Q, Exhibit 3)

*3.2  -  Bylaws (as restated) (1993 10-K, Exhibit 3(a))

*4.1  -  1990 Employee Stock Purchase Plan (1990 S-8, Exhibit 4)

*4.2  -  1992 Stock Option Plan, as amended (1993 S-8, Exhibit 4(a))

*4.3   - 1992 Stock Option Plan, as Amended and Restated (1996 S-8, Exhibit 4.1)

*4.4  -  Subordinated Convertible Debenture Purchase Agreement (9/30/95 10-Q,
         Exhibit 4)

*4.5  -  1986 Incentive Stock Option Plan, as amended (1989 S-1, Exhibit 10(i))

*4.6   - Loan and Security Agreement, $5,000,000 Working Capital Line and
         $750,000 Equipment Line, provided by Silicon Valley Bank to Transcend Services, Inc. (9/30/96 10-Q/A No. 1, Exhibit 4.1)

*4.7   - Working Capital Note (9/30/96 10-Q/A No. 1, Exhibit 4.2)

*4.8   - Equipment Term Note (9/30/96 10-Q/A No. 1, Exhibit 4.3)

*4.9   - Warrant to Purchase Common Stock (9/30/96 10-Q/A No. 1, Exhibit 4.4)

*4.10 -  Silicon Valley Bank Antidilution Agreement (9/30/96 10-Q/A No. 1,
         Exhibit 4.5)

*4.11 -  Silicon Valley Registration Rights Agreement (9/30/96 10-Q/ No. 1,
         Exhibit 4.6)

*10.1  - Form of Non-qualified Stock Option Agreement (1989 S-1, Exhibit
         10(g))

*10.2  - Form of Incentive Stock Option Agreement (1989 S-1, Exhibit 10(j))

*10.3  - Form of Incentive Stock Option Agreement under 1992 Stock Option
         Plan, as Amended and Restated (1996 S-8, Exhibit 4.2)

*10.4  - Restated Rental and Management Agreement between First Western Health
         Corporation and FWHC Medical Group, Inc. dated January 17, 1990 (1989 S-1, Exhibit 10(l))

*10.5 - Form of Covenants Not to Compete between Occu-Care and each of the other parties to the Acquisition Agreement (1990 10-K, Exhibit 10(c))

*10.6  - Management Agreement between Veritas Healthcare Management and
         Veritas Medical Group, Inc. dated as of January 1, 1991 (1991 S-1, Exhibit (10(b))

*10.7  - Rental and Management Agreement between Occu-Care, Inc. and Occu-
         Care Medical Group, Inc. dated as of May 31, 1990, as amended (1991 S-1, Exhibit 10(a))

*10.8  - Rental and Management Agreement between Occu-Care, Inc. and Del Amo
         Industrial Medical Clinic dated as of March 1, 1992 (1992 10-K, Exhibit 10(a))

*10.9  - Form of indemnification agreement (1993 10-K, Exhibit 10(a))

*10.10 - Letter Agreement dated December 5, 1996 by and between the Company and
         VHA, Inc. (S-3, Exhibit 10.1)

*10.11- Services Agreement dated December 5, 1996 by and between the Company and VHA, Inc. (S-3, Exhibit 10.2)

 11   -  Statement re: Computation of earnings per share


 21.1 -  Subsidiaries of the Registrant

 23   -  Consent of Arthur Andersen LLP

 27   -  Financial Data Schedule (for SEC use only)

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    TRANSCEND SERVICES, INC.


Dated: March 27, 1996           By:/s/ Larry G. Gerdes
                                   ---------------------------
                                   Larry G. Gerdes
                                   President
                                   and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      SIGNATURE                        TITLE                     DATE



/s/ Donald L. Lucas          Chairman of the Board            March 27, 1997
--------------------------
Donald L. Lucas


/s/ Larry G. Gerdes          President, Chief Executive       March 27, 1997
--------------------------   Officer and Director
Larry G. Gerdes              (Principal Executive Officer)


/s/ David W. Murphy          Executive Vice President         March 27, 1997
--------------------------   Finance, Chief Financial Officer,
David W. Murphy              Treasurer and Secretary
                             (Principal Financial Officer)


/s/ George B. Caldwell       Director                         March 27, 1997
--------------------------
George B. Caldwell


/s/ Walter S. Huff, Jr.      Director                         March 27, 1997
--------------------------
Walter S. Huff, Jr.



/s/ Charles E. Thoele        Director                         March 27, 1997
--------------------------
Charles E. Thoele