Form 10-K/A
period 1996-12-31
TRANSCEND SERVICES INC
filed 1997-04-22
CIK 858452

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  -----------

                                  FORM 10-K/A

                                  ----------


                               Amendment No. 1 to
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 1996


                                  ----------


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



     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996:

(List all such items, financial statements, exhibits or other portions amended)


Item 3.  Legal Proceedings.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 11. Executive Compensation.

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

  On March 21, 1997, The Los Angeles County Superior Court sustained the defendants' demurrer to the Third Amended and Supplemental Complaint of the plaintiffs (including the Company and certain of its subsidiaries), without leave to further amend the complaint. The Court determined in such ruling that exclusive jurisdiction with respect to the claims contained in the Lawsuit resides with the California WCAB and that the Superior Court of the State of California is an improper forum. The Company has been advised by counsel that there is no remedy for the damages claimed in the Lawsuit from the California WCAB. A final order dismissing the Lawsuit will be entered by the Court, and the Company will appeal the ruling to the California Court of Appeals. By stipulation, the carriers' cross-complaints against the plaintiffs were stayed pending resolution of the plaintiffs' appeal. If the Superior Court's ruling is upheld on appeal, the cross complaints against the plaintiffs also are likely to be dismissed.

  In 1996, the Company expensed approximately $1,582,000 of legal expenses incurred in connection with the Lawsuit. Pursuant to an agreement with its legal counsel retained in connection with the Lawsuit, with respect to any future expenses related to the Lawsuit incurred at the trial court level, commencing in December 1996, the Company is only responsible for out-of-pocket expenses and the payment to its legal counsel of a percentage of any recovery awarded in the Lawsuit. With respect to the appeal of the Superior Court's March 21, 1997 ruling in the Lawsuit, the Company is only responsible for out-of-pocket expenses and, pursuant to an agreement with its counsel, an immaterial amount of legal fees to be incurred in connection with the appeal.

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

  The loss from discontinued operations increased to $1,582,000 for 1996 from $479,000 in 1995 as a result of the charge for legal fees incurred in connection with the Company's civil lawsuit against certain insurance companies in the state of California. With respect to any future expenses related to the Lawsuit incurred at the trial court level, commencing in December 1996, the Company is only responsible for out-of-pocket expenses and the payment to its legal counsel of a percentage of any recovery awarded in the Lawsuit. With respect to the appeal of the Superior Court's March 21, 1997 ruling, the Company is only responsible for out-of-pocket expenses and, pursuant to an agreement with its counsel, an immaterial amount of legal fees to be incurred in connection with the appeal. See "Item 3. Legal Proceedings."

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

  The Company anticipates that cash on hand, together with internally generated funds, cash collected from discontinued operations and cash available under its new working capital facility with Coast Business Credit, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business, fund the legal fees incurred in connection with the appeal of the Superior Court's March 21, 1997 ruling in the Lawsuit and fund the out-of-pocket expenses incurred in connection with the Lawsuit. See "Item 3. Legal Proceedings." The Company will continue to pursue various alternatives to allow for the effective use of cash (i.e., leasing for capital asset funding). This should help the Company to (i) continue its rapid growth, (ii) achieve operating profitability and positive cash flow from operations during 1997, and
(iii) continue to fund the out-of-pocket expenses and certain legal fees to be incurred in connection with the Lawsuit.

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

EMPLOYEE RETIREMENT SAVINGS PLAN

  The Company has established a savings and retirement plan that qualifies as a tax-deferred savings plan under Section 401(k) of the Internal Revenue Code (the "401(k) Plan") for its salaried, clerical and hourly employees. Under the 401(k) Plan, eligible employees may contribute up to $9,500 of their gross salary to the 401(k) Plan in 1996. Each participating employee is fully vested in contributions made by such employee. The Company currently does not match employee contributions, but the Company's policy regarding matching contributions may be changed annually in the discretion of the Board of Directors. All amounts contributed under the 401(k) Plan are invested in one or more investment accounts administered by an independent plan administrator.

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


                                         TRANSCEND SERVICES, INC.


Dated: April 21, 1997                    By:  /s/ David W. Murphy
                                            ---------------------------------
                                            David W. Murphy
                                            Executive Vice President, Finance
                                            and Chief Financial Officer
                                            (principal financial and
                                            accounting officer)