Form 10-Q
period 1997-03-31
TRANSCEND SERVICES INC
filed 1997-05-14
CIK 858452

================================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


       For the transition period from                  to
                                      ----------------    ---------------

                         Commission File Number 0-18217



                            TRANSCEND SERVICES, INC.
             (Exact name of registrant as specified in its charter)



                DELAWARE                                33-0378756
     (State or other jurisdiction of                  (I.R.S Employer
     incorporation or organization)                   Identification No.)

         3353 PEACHTREE ROAD, N.E., SUITE 1000, ATLANTA, GEORGIA  30326
             (Address of principal executive offices and zip code)
       Registrant's telephone number, including area code: (404) 364-8000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----



     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

             Class                           Outstanding at May 12, 1997
             -----                           ---------------------------

     Common Stock, $.01 par value                     20,104,002



================================================================================

                                     INDEX


                                                                      PAGE
                                                                      ----

PART  I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


            Consolidated Balance Sheets as of
            December 31, 1996 and March 31, 1997...........             3

            Consolidated Statements of Operations for the
            Three Months Ended March 31, 1996 and 1997.....             4

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1996 and 1997.....             5

            Notes to Consolidated Financial Statements.....             6


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations..             8



PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings................................            17

Item 2.   Changes in Securities............................            18

Item 6.   Exhibits.........................................            19

SIGNATURES.................................................            20

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                            TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,     MARCH 31,
                                                                 ------------     ---------
                                                                     1996           1997
                                                                     ----           ----
                                                                                 (UNAUDITED)
                 ASSETS
                 ------

CURRENT ASSETS:
  Cash and cash equivalents....................................  $  1,660,000   $    625,000
  Accounts receivable, net of allowance for doubtful
    accounts of $147,000 and $90,000 in 1996
    and 1997,  respectively....................................     3,594,000      3,647,000
  Other........................................................       543,000        555,000
                                                                 ------------   ------------
  Total current assets.........................................     5,797,000      4,827,000
                                                                 ------------   ------------

NET ASSETS RELATED TO DISCONTINUED
  OPERATIONS...................................................     2,577,000      2,584,000
SECURITIES OF AMHEALTH.........................................       350,000        350,000
EQUIPMENT and LEASEHOLD IMPROVEMENTS, net......................     2,434,000      2,291,000
DEPOSITS AND OTHER ASSETS......................................       158,000        156,000
GOODWILL AND OTHER INTANGIBLE ASSETS, net......................     4,828,000      4,709,000
                                                                 ------------   ------------
  Total assets.................................................  $ 16,144,000   $ 14,917,000
                                                                 ============   ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES:
  Current maturities of long term debt and note payable........  $  2,226,000   $  2,202,000
  Accounts payable.............................................     1,989,000      1,194,000
  Accrued compensation and employee benefits...................     1,702,000      1,804,000
  Other accrued liabilities....................................     1,318,000        965,000
  Deferred income taxes........................................       113,000        113,000
                                                                 ------------   ------------
  Total current liabilities....................................     7,348,000      6,278,000
                                                                 ------------   ------------

CONVERTIBLE DEBENTURES.........................................     2,000,000      2,000,000
                                                                 ------------   ------------

LONG TERM DEBT, net of current maturities......................       284,000        258,000
                                                                 ------------   ------------

DEFERRED INCOME TAXES..........................................       541,000        541,000
                                                                 ------------   ------------

SHAREHOLDERS' EQUITY:
  Preferred stock, $.01 par value; 21,000,000 shares
  authorized; none outstanding.................................            --             --
  Common stock, $.01 par value, 30,000,000 shares
  authorized, 19,469,000 shares and 19,495,000
  shares  issued and outstanding as of December 31, 1996, and
  March 31, 1997, respectively.................................       194,000        195,000
  Additional paid-in capital...................................    19,931,000     19,937,000
  Retained deficit.............................................   (14,154,000)   (14,292,000)
                                                                 ------------   ------------
     Total shareholders' equity................................     5,971,000      5,840,000
                                                                 ------------   ------------
     Total liabilities and shareholders' equity................  $ 16,144,000   $ 14,917,000
                                                                 ============   ============

--------------------
 The accompanying notes are an integral part of these consolidated balance sheets.

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------


                                                 1996          1997
                                                 ----          ----
                                                            (UNAUDITED)

NET REVENUE.................................  $ 8,688,000   $ 9,958,000
DIRECT COSTS................................    7,260,000     8,305,000
                                              -----------   -----------
 Gross profit...............................    1,428,000     1,653,000

MARKETING AND SALES EXPENSES................      641,000       416,000
GENERAL AND ADMINISTRATIVE EXPENSES.........    1,122,000     1,133,000
AMORTIZATION EXPENSE........................      145,000       119,000
                                              -----------   -----------
 Loss from Operations.......................     (480,000)      (15,000)

OTHER INCOME (EXPENSE):
 Interest income............................        9,000         7,000
 Interest expense...........................      (52,000)      (96,000)
 Other......................................           --            --
                                              -----------   -----------
                                                  (43,000)      (89,000)
                                              -----------   -----------

LOSS BEFORE PROVISION FOR INCOME TAXES AND
  DISCONTINUED OPERATIONS...................     (523,000)     (104,000)
PROVISION FOR INCOME TAXES..................           --            --
                                              -----------   -----------
LOSS BEFORE DISCONTINUED OPERATIONS.........     (523,000)     (104,000)
LOSS FROM DISCONTINUED OPERATIONS...........     (129,000)      (34,000)
                                              -----------   -----------
NET LOSS....................................  $  (652,000)  $  (138,000)
                                              ===========   ===========

NET LOSS PER COMMON SHARE:
BEFORE DISCONTINUED OPERATIONS..............  $     (0.03)  $     (0.01)
DISCONTINUED OPERATIONS.....................        (0.01)        (0.00)
                                              -----------   -----------
NET LOSS....................................  $     (0.04)  $     (0.01)
                                              ===========   ===========

Weighted average common shares outstanding..   18,447,000    19,494,000
                                              ===========   ===========

-------------------
  The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            THREE MONTHS  ENDED MARCH 31,
                                                                            -----------------------------
                                                                                   1996          1997
                                                                                   ----          ----
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:                                          $ (652,000)  $  (138,000)
Net Loss.....................................................................
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization...............................................     322,000       380,000
 Loss related to Discontinued Operations.....................................     129,000        34,000
Changes in assets and liabilities, net of acquisitions:
 Accounts receivable.........................................................     217,000       (53,000)
 Prepaid expenses............................................................    (416,000)      (12,000)
 Deposits and other assets...................................................      27,000         2,000
 Accounts payable............................................................     (95,000)     (796,000)
 Accrued liabilities.........................................................     446,000      (250,000)
 Other.......................................................................     (30,000)           --
                                                                               ----------   -----------
Total adjustments............................................................     600,000      (695,000)
Net Cash used in continuing operations.......................................     (52,000)     (833,000)
Net Cash used in discontinued operations.....................................    (122,000)      (40,000)
                                                                               ----------   -----------
Net Cash used in operating activities........................................    (174,000)     (873,000)
                                                                               ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures........................................................    (297,000)     (118,000)
                                                                               ----------   -----------
Net Cash used in investing activities........................................    (297,000)     (118,000)
                                                                               ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments on short-term debt...............................................    (100,000)           --
 Repayments on line of credit agreement......................................          --       (25,000)
 Principal payments long-term debt...........................................     (24,000)      (26,000)
 Proceeds - Stock options and other issuances................................     157,000         7,000
                                                                               ----------   -----------
Net cash provided by (used in) financing activities..........................      33,000       (44,000)
                                                                               ----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS....................................    (438,000)   (1,035,000)
CASH AND CASH EQUIVALENTS, at beginning of period............................   1,117,000     1,660,000
                                                                               ----------   -----------
CASH AND CASH EQUIVALENTS, at end of period..................................  $  679,000   $   625,000
                                                                               ==========   ===========

---------------------------
The accompanying notes are an integral part of these consolidated statements.

                    TRANSCEND SERVICES, INC. AND AFFILIATES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1997



  (1) The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the combined financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996. Footnote disclosure which would substantially duplicate the disclosure contained in those documents has been omitted.

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

(3) During the first quarter of 1997, the Financial Accounting Standards Board
(FASB) issued Statement 128, Earnings per Share. This statement sets out new guidelines for the calculation and presentation of earnings per share. The following tables represents a reconciliation of basic and diluted weighted average shares and a pro forma calculation of earnings per share using the guidelines of SFAS #128.

                                                                    For the Three Months
                                                                      Ended March 31,
                                                                 --------------------------
                                                                     1996          1997
                                                                     ----          ----
Basic weighted average shares outstanding                         18,447,000    19,494,000

Shares of common stock assumed issued upon exercise of
stock options using the "treasury stock" method as it applies
to the computation of diluted earnings per share.                        -0-           -0-

Diluted weighted average shares outstanding                       18,447,000    19,494,000
                                                                 -----------   -----------

Net earnings used in the computation of basis and
diluted earnings per share                                       $  (652,000)  $  (138,000)
                                                                 ===========   ===========
Earnings per share:
   Basic                                                         $     (0.04)  $     (0.01)
   Diluted                                                       $     (0.04)  $     (0.01)

Subsequent Event

  On April 16, 1997, the Company acquired 100% of the capital stock of DocuMedX, Inc., a Washington corporation, under the pooling of interests method of accounting. The company issued 608,800 shares of Transcend Common Stock at the time of acquisition and signed Non-Compete Agreements with certain of the former owners of DocuMedX, Inc.

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


  Transcend Services Inc. (the "Company" or "Transcend") is a healthcare services company focused on the emerging field of healthcare information management ("HIM") services to hospitals and other associated healthcare providers. The Company provides a range of HIM services, including: (i) contract management ("outsourcing") of the healthcare information or medical records function, as well as the admissions function; (ii) transcription of physicians' dictated medical notes; and (iii) consulting services relating to medical records and reimbursement coding. As of March 31, 1997, the Company operated, on a contract management basis, the medical records and certain other HIM functions of 19 general acute care hospitals located in twelve states and the District of Columbia. The Company also provides case management and disability management services to insurance carriers, third party administrators and self-insured employers.

  The Company intends to expand the range of its contract management services to include management of other functional areas of hospitals, such as management of patient access (admissions), utilization review, quality assurance and the business office. The Company presently provides full contract management outsourcing services in the admissions departments for two of the 19 hospitals it manages. The Company is actively seeking to provide this expanded range of services to its current and future hospital customers. The Company also provides, through outsourcing as well as other contracts, medical records transcription services through computer and telephone links from centralized facilities to approximately 150 hospital customers.

   Approximately 3,000 hospitals in the United States have more than 100 beds and constitute the Company's first tier of market opportunity. The Company currently has contract management contracts covering the medical records departments of 19 hospitals ranging in bed size from 56 beds to 541 beds, with the average contract size of approximately $1.3 million. The initial contract terms of the Company's current contracts range from two to five years and are generally terminable without cause upon expiration of the initial term or for cause at any time during the initial term thereof. The Company's existing contracts currently have remaining terms ranging from approximately one to five years. Due to its limited operating history in medical records management, the Company is unable at the present time to assess or predict its contract renewal rate.

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

  The Company is experimenting with an alternative volume-based pricing structure, based upon a hospital's activity levels such as weighted average number of annual patient discharges, or a "per member per month" ("PMPM") capitated pricing option similar to current pricing mechanisms used by managed healthcare groups. As of March 31, 1997, the Company had signed one contract based on a volume oriented pricing structure tied to weighted annual patient discharges. There is an opportunity to realize higher margins on an activity-based pricing structure. The principal advantage of a volume-based pricing mechanism is that as a hospital's volume of business increases, the Company's revenues will increase at a faster rate than operating expenses. However, if a customer's business volume decreases, the Company's revenues will also decrease
at a faster rate than its operating expenses.   The Company is also considering
pricing its contract management contracts, where possible, to provide for more contingency sharing of either (i) the one-time cash flow savings that the Company generates for its contract management customers through a reduction in gross days receivables outstanding by processing bills being delayed in the medical records department and/or (ii) increased revenues realized by hospital customers as a result of the Company's favorable impact (through enhanced coder and physician training) on the hospital's Case Mix Index (a measurement of the hospital's severity/acuity level for DRG reimbursements under Medicare). Of its 19 contracts as of March 31, 1997, only one contract was priced under a contingency sharing arrangement.

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

  The Company continues to focus on developing its first Data Delivery Center ("DDC"), a centralized, remote center to initially support and at some point replace entirely some of the critical functions being performed on site in a medical records department through the off-site, electronic processing of health
information.   Working in partnership with the Brady Group (Austin, Texas),
Network Imaging, Inc. and Health Information Enterprises (Atlanta, Georgia), the Company is close to completing Phase I of its first DDC which is designed specifically to allow for the off-site, electronic processing for coding and DRG optimization applications. The Company expects to have the DDC completed and ready for testing by the end of May, 1997, and have two of its contract management (outsourced) hospitals converted over to the DDC for coding by the end of this summer.

RESULTS OF OPERATIONS - GENERAL

  The Company's loss from operations for the quarter ended March 31, 1997 was $15,000. The Company's major reorganization, initiated in July/August 1996, resulted in significant cost reductions and helped the Company achieve a near break-even result from continuing operations. Management believes that it would have achieved operating profitability in the first quarter of 1997 if not for the continued operating losses being generated by the Company's case management business operated through its wholly-owned subsidiary, Sullivan Health Management ("Sullivan"). Sullivan realized a first quarter 1997 operating loss of $234,000, which marked an improvement over Sullivan's operating loss of $354,000 in the fourth quarter of 1996. The Company is focused on improving Sullivan's operations as well as increasing the Company's revenues from contract management and other services and effectively managing its costs in order to achieve profitability. In addition, the Company's pricing mechanism on most of its outsourcing contracts requires the Company to increase operating efficiencies over the life of the contract in order to increase profit margins. The Company will also be required to procure a critical mass of such contracts and be able to renew such contracts on favorable terms. There can be no assurance that the Company will be able to attain the required operating efficiencies or increase the number of outsourcing contracts to the level needed to become profitable.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

  Total revenues for the Company increased to $9,958,000 for the quarter ended March 31, 1997 from $8,688,000 for the quarter ended March 31, 1996, an increase of 14.6%. Contract management revenues were the largest single service class revenue source for the Company in each of these three month periods, representing 57.4% of total revenues in the 1997 quarter and 61.0% in the 1996 quarter. Contract management revenues increased to $5,717,000 in the quarter ended March 31, 1997 from $5,297,000 in the comparable 1996 quarter, an increase of 7.9%. Medical transcription revenues were the second largest source of revenues for the Company for the quarters ended March 31, 1997 and 1996, representing 35.5% of total revenues in the 1997 quarter and 23.0% of total revenues in the 1996 quarter. Medical transcription revenues grew to $3,539,000 for the quarter ended March 31, 1997 from $2,001,000 for the quarter ended March 31, 1996, an increase of 76.9%. Consulting and coding revenues represented 1.5% of the Company's total revenues for the period ending March 31, 1997 and 2.5% of
the Company's total revenues for the period ending March 31, 1996.   Consulting
and coding revenues decreased $71,000 or 32.4% to $148,000 for the quarter ended March 31, 1997 from $219,000 for the quarter ended March 31, 1996. This is due primarily to a drop-off in consulting revenues that are recognized as implementation fees related to the signing of new contract management accounts. In the first quarter ended March 31, 1997, the Company signed no new contract management accounts. Case management revenues represented 5.6% of the Company's total revenues in the quarter ended March 31, 1997 as compared with 13.5% of total revenues in the quarter ended March 31, 1996. Case management revenues decreased to $554,000 in the quarter ended March 31, 1997 from $1,171,000 in the quarter ended March 31, 1996, a decrease of 52.7% due to the loss of several key customer accounts at Sullivan.

  The increase in total revenues for the quarter ended March 31, 1997 is primarily attributable to (i) the increased contract management outsourcing revenues of approximately $420,000 attributable to a net increase of three contracts signed since March 31, 1996 and (ii) increased medical transcription operations revenues of approximately $850,000 resulting from four transcription contracts signed after March 31, 1996 and increased transcription production for existing customers. The increased total revenues were offset by the decrease in case management revenues generated by Sullivan of approximately $617,000 resulting from the loss of several key accounts over the 1996 fiscal year. In August, 1996, the Company hired an experienced sales and operations manager to serve as President of Sullivan and lead a re-building effort now underway to increase sales and improve the operations of Sullivan. Sullivan experienced a net loss from continuing operations of $234,000 for the three month period ended March 31, 1997 compared to net income from continuing operations of $33,000 for the quarter ended March 31, 1996.

  Gross profit as a percentage of revenues increased 15.8% to $1,653,000 for the quarter ended March 31, 1997 from $1,428,000 in the first quarter of the prior year. Gross profit as a percentage of revenues increased to 16.6% for the quarter ended March 31, 1997 from 16.4% for the quarter ended March 31, 1996. This increase was primarily attributable to the contract management outsourcing division which expanded its gross margin to 16.9% in the quarter ended March 31, 1997 from 16.6% in the first quarter ended March 31, 1996. The medical transcription business expanded its gross margin to 18.5% in the quarter ended March 31, 1997, from 17.3% in the quarter ended March 31, 1996. The margin improvement in transcription is a result of increased efficiencies and lower operating costs following the continued deployment of digital technology and the improved productivity of the Company's transcriptionists. The Company's overall gross margin was negatively impacted in the 1997 to 1996 quarter comparison by the decrease in case management's (Sullivan's) gross margin to 8.8% for the quarter ended March 31, 1997 from 27.2% for the quarter ended March 31, 1996. This decline in case management gross margin was the result of a higher case management operating cost structure in place while revenues declined.
Sullivan's cost structure has been restructured to more closely match its revenue stream going forward.

  Marketing and sales expenses decreased 35.1% to $416,000 in the quarter ended March 31, 1997 from $641,000 in the same prior year period and decreased as a percentage of revenues to 4.2% for the quarter ended March 31, 1997 from 7.4%
for the quarter ended March 31, 1996.   This decrease is a result of the
restructuring and internal reorganization efforts begun in late 1996. With much of the Company's investment in a national sales force, telemarketing and marketing/advertising programs now in place, the Company anticipates that sales and marketing expenses, as a percentage of revenues, will stabilize as revenues increase.

  General and administrative expenses remained relatively constant at $1,133,000 for the quarter ended March 31, 1997, up less than 1% from the $1,122,000 incurred in the same prior year period. Corporate general and administrative expenses decreased as a percentage of revenues to 11.4% for the quarter ended March 31, 1997 from 12.9% in the first quarter of the prior year. General and administrative expenses declined as a percentage of revenues due primarily to the Company's reorganization and restructuring undertaken in July and August, 1996, resulting in a reduction and stabilization in these expenses while revenues increased.

  The Company's loss from operations decreased to $15,000 for the quarter ended March 31, 1997 from $480,000 in the first quarter of the prior year period. This $15,000 quarterly loss compares to an operating loss of $229,000 for the quarter ended December 31, 1996 and an operating loss of $3,758,000 for the quarter ended September 30, 1996.

  Amortization expenses decreased to $119,000 for the quarter ended March 31, 1997 from $145,000 in March 31, 1996, reflecting the impact of the 1993 acquisition of dataLogix, Inc. being fully amortized.

   Other expenses increased to $89,000 for the quarter ended March 31, 1997 as compared to $43,000 for the quarter ended March 31, 1996, primarily due to the impact of interest expense incurred in connection with the Company's borrowings against its working capital line of credit established April 30, 1996, totaling $2,094,000 as of March 31, 1997.

  The Company's loss before discontinued operations decreased to $104,000 for the quarter ended

March 31, 1997 from $523,000 for the quarter ended March 31, 1996. The Company's reorganization has resulted in a more streamlined management, sales and implementation effort and has lowered the Company's overall selling, general, administrative and operating costs.

  The Company's loss from discontinued operations of $34,000 and $129,000 for the quarters ended March 31, 1997 and March 31, 1996, respectively, is due to legal expenses incurred in connection with the Lawsuit (hereinafter defined). See Part II, Item 1. Legal Proceedings.

DISCONTINUED OPERATIONS

  At March 31, 1997, the net assets related to the discontinued operations of the Company's healthcare subsidiaries, First Western Health Corporation ("First Western") and Veritas Healthcare Management ("Veritas"), both of which ceased operations as of April 30, 1993, totaled $2,584,000, consisting of $5,912,000 of gross accounts receivable offset by $3,328,000 in collection liabilities. In October 1995, the Company sold approximately 38% of the gross accounts receivable to a third party with which the Company has also contracted with to service and manage the remaining accounts receivable balance for a set fee. The net assets from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies for applicant medical/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former
subsidiaries, First Western and Veritas.   The  applicant/legal evaluation
services were provided to injured California workers who, under Section 4620 of the California Labor Code (the "California Code"), are entitled to "medical/legal" testimony from a physician of his or her choosing in order to provide medical evidence that he or she is entitled to benefits under California's workers' compensation system. Under section 4621 of the California Code, employers are responsible for paying the employees' costs of such medical/legal expenses that are reasonably, actually and necessarily incurred and payment for such costs must be made or objected to within 60 days of receipt of the billing from the provider. Notwithstanding the requirement for prompt payment and objection, many insurance companies fail to pay promptly.

  In the event of non-payment, a lien is filed with the California Workers' Compensation Appeals Board ("WCAB"), after which the medical/legal provider is known as a "lien claimant." In connection with the accounts receivable owed the Company, liens have been filed with the WCAB for all $5,912,000 of the gross accounts receivable outstanding as of March 31, 1997. While liens are supposed to be paid immediately, lien claimants are not entitled to a determination as to the collectibility on the lien until there has been an administrative court hearing on the employee's underlying case. Accordingly, if an insurer fails to pay a medical/legal provider's bill as required and continues to dispute payment after the filing of a lien, the provider may have to wait years until the injured worker's health status reaches the point that entitlement to benefits may be determined. In addition, even after an employee's entitlement to benefits has been determined, backlogs in the system often create delays of several years before an order for payment can be obtained. The situation is analogous to the several years or longer that it often takes in the civil court system to obtain judgement after filing an action. Although it may take a number of years, the Company does not believe that there is any dispute as to the Company's ability to attempt collection on the liens and expects to collect the accounts receivable from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with the third party for servicing and managing the remaining accounts receivable balance. During the three months ended March 31, 1997, the Company collected approximately $30,000 on the receivables and wrote off approximately $51,000. As a further delay to the Company obtaining an order of payment, four insurers that are defendants in the Lawsuit (see "Item 1. Legal Proceedings.") have obtained stays of the proceedings before the WCAB, pending resolution of the Lawsuit. Such stays relate to the collection of $5,519,000 of the total gross receivables. Although over 93% of the accounts receivable are subject to the stays of proceedings, the Company believes that it will be able to collect such accounts as the stays of proceedings only impact the timing of the Company's collection, not the insurance companies' legal obligation to pay for the services rendered. In estimating net accounts receivable, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution by the California WCAB of the collectibility of the disputed receivables. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations on an ongoing basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the asset.

  In September 1994, the Company sold substantially all the assets and liabilities of its wholly-owned subsidiary, Occu-Care, Inc., which operated industrial medical clinics, to AmHealth, Inc. ("AmHealth") for a price of $4,000,000. The purchase price included $1,500,000 in cash paid at closing and the issuance of two promissory notes bearing interest at 8% per annum. AmHealth defaulted on the first interest payments on the two notes. The Company initially recorded these notes as one note due for $2,050,000, which was the Company's estimate of fair market value (using a discounted cash flow approach). AmHealth defaulted on a December 1, 1995 mandatory redemption of a portion this obligation.

  For the first six to nine months of 1996, AmHealth tried repeatedly to sell its operating facilities to several third parties with no success. Throughout this time period, AmHealth's northern California clinics continued to lose money from operations while its southern California clinics were profitable and cash flow positive. It was only after AmHealth's failed attempt to sell all of its operations to CORE Inc., a public company, in July, 1996, that the Company decided to write-down its debt due from AmHealth by $1.7 million (in September, 1996) as the CORE transaction would have resulted in the Company realizing the full value of its receivable due from AmHealth ($2.9 million inclusive of accrued interest).

  In November, 1996, AmHealth had its four Northern California operating entities (three clinics and its Employee Services Division) foreclosed on by the senior secured creditors. The operations were turned over to the senior secured creditors and the outstanding receivables for the four entities are now being collected by the creditor who had the first lien position on all of the outstanding accounts receivable. There remain five clinics under AmHealth ownership in Southern California, all of which are generating operating profits according to AmHealth officials. AmHealth is in the process of trying to sell the remaining clinics and use the proceeds from the sale to negotiate a final payout - at a substantially lower level than the current principal amount of debt outstanding - to all of AmHealth's creditors. As of March 31, 1997, with all of the information the Company has received from AmHealth regarding the likelihood of a final payment and the potential amount of that payment, the Company believes the carrying value of the AmHealth receivable is valued correctly as it is stated on the Company's March 31, 1997 balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash flows from continuing operations required the use of cash of $1,396,000 in 1996. For the quarter ended March 31, 1997, cash flows from continuing operations used $833,000, primarily to pay down accounts payable balances and other accrued liabilities. Cash has been used to fund the Company's operating losses and make necessary capital investments. See "Consolidated Statements of Cash Flows."

  Discontinued operations used cash of $1,745,000 in 1996 and used cash of
$40,000 in the first quarter of 1997.   This is a net cash total that includes
cash contributed from discontinued operations (through the collection of accounts receivable) of $30,000 and cash expenditures of $36,000 for collection costs and other discontinued operations liabilities and $34,000 for legal fees and expenses incurred in connection with the Company's civil lawsuit filed
against certain insurance carriers in the Superior Court in California.   "See
Part II, Item 1.  Legal Proceedings."   The accounts receivable from the
discontinued operations represent reimbursements that are owed the Company by certain insurance companies for applicant medical/legal evaluation services provided by FWHC Medical Group, Inc. and Veritas Medical Group, Inc., two managed medical groups associated with the Company's former subsidiaries, First
Western and Veritas.   The gross receivables, however, are subject to liens
before the WCAB, an administrative body charged with determining an insurance
company's liability for the payment of medical-legal evaluation services.   The
Company expects to collect the accounts receivable from discontinued operations over the next several years under the provisions of the sale and service agreement that the Company has entered into with a third party for servicing and
managing the remaining accounts receivable balance.   In estimating net accounts
receivable, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution by the California WCAB of the collectibility of the disputed portion of the receivables. The Company will continue to re-evaluate the net realizability of the net assets related to discontinued operations on an ongoing basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the assets.

  The Company's working capital position improved during the quarter ended March 31, 1997, from a deficit position of $1,551,000 at December 31, 1996 to a deficit position of $1,451,000 at March 31, 1997. The Company's negative working capital position is primarily the result of the Company having to increase its short-term debt in 1996 (i.e., working capital credit facility provided by Silicon Valley Bank) by $2.1 million to help finance the Company's losses from continuing and discontinued (i.e., lawsuit fees and expenses) operations. Although the Company has historically realized a negative cash flow, the Company's accounts receivables turn faster than related payables, allowing the Company to operate and grow its business. Under the terms of its contract management fixed-fee pricing schedules, the Company receives the annual fee in monthly payments in advance (due on the first day of the month), prior to actually incurring any of the month's fixed and/or variable operating expenses. This results in accounts receivables for contract management turning in
approximately seven days.   The Company also receives an up-front implementation
fee prior to incurring any costs associated with the actual start-up of a contract management site.

  The Company's cash flows from investing activities used cash of $1,411,000 in
1996.   For the quarter ended March 31, 1997, the Company's principal use of cash for investing purposes was for capital expenditures in the amount of $118,000. In 1996, the Company invested $1,338,000 in capital expenditures, primarily in its medical transcription division for digital dictation equipment and related technology investments. In early 1997, the Company made a commitment to fund its first Data Delivery Center ("DDC"). The total capital expenditure of approximately $400,000 that the Company anticipates it will incur in connection with its first DDC is expected to be financed through either the working capital and capital expenditure facilities with Coast Business Credit described below or another third party financing relationship.

  In 1995 the Company expended $1,232,000 in cash to acquire the medical transcription businesses of International Dictating Services, Inc. and Medical
Transcription of Atlanta, Inc.   In connection with these acquisitions, on
August 15, 1995, the Company raised $2 million in cash through the private placement of 8% Subordinated Convertible Debentures. The Debentures are unsecured and subordinated to all other debt of the Company. The interest rate on the Debentures is 8%, payable semi-annually, and the principal amount is due in full on August 15, 2000. The Debentures are convertible into Common Stock by the holder at any time prior to August 15, 2000 at a rate of 286 shares of Common Stock for each $1,000 in principal amount and are convertible by the Company at any time when the Common Stock trades at $10.50 per share for 30 consecutive trading days. The Company may redeem the Debentures at any time upon 30 to 60 days notice to the holder of a Debenture.

  Cash flows from financing activities provided cash of $5,095,000 in 1996.
For the quarter ended March 31, 1997, financing activities used cash of $44,000. For the quarter, the Company's principal uses of cash for financing have been payments under the line of credit and long-term debt. The Company's primary sources of cash over the past several years have been (i) proceeds from borrowings under a line of credit facility (April, 1996); (ii) proceeds from the issuance of convertible debentures (August, 1995); (iii) proceeds from the issuance of common stock and warrants through a private placement in September, 1996 and (iv) proceeds from the exercise of incentive stock options.

  On April 30, 1996, the Company established two separate credit-facilities with Silicon Valley East (Wellesley, Massachusetts) a division of Silicon Valley Bank, a California-chartered bank (Santa Clara, California). The aggregate credit available (under both facilities) was $5.75 million. The banking facilities were secured by all of the Company's assets. One of the facilities was a $5.0 million working capital credit line under which the Company could borrow a certain percentage of its accounts receivable balance, subject to an initial cap of $3.0 million that was to be removed if the Company realized net income of at least $50,000 in the quarter ended September 30, 1996. Because the Company recognized a loss in the third quarter as well as the fourth quarter of 1996, this facility remained capped at $3.0 million. The second facility was a $750,000 term facility set up to help the Company meet any of its capital investment requirements which included the purchase of computers and transcription related equipment. This term note was subject to an initial cap of $250,000, with the cap being removed during such periods that the Company maintained a minimum debt service ratio of 1.5 to 1.0, where debt service was defined as earnings before interest and taxes plus depreciation and amortization, divided by total interest plus the current portion of long-term debt. As of March 31, 1997 the Company was not maintaining the required debt service ratio, therefore, the cap of $250,000 remained in place on this term facility. As of March 31, 1997 total borrowings under both facilities totaled $2,094,000. The stated interest rate on the working capital facility was prime plus 0.5% (or 9.0%) and the stated interest rate on the term loan was prime plus 1.0% (or 9.5%). Both of these facilities were due to mature on April 30, 1997. Due to the Company's financial losses, the Company's borrowing capacity was capped at the $2,094,000 level of debt throughout the first quarter of 1997.
The Company had been in negotiations with Silicon Valley to re-define all of its major financial covenants and establish new borrowing capabilities with Silicon Valley East as a result of its third and fourth quarter losses (inclusive of all one-time, non-recurring balance sheet adjustments).

  On April 3, 1997, the Company closed on a new credit facility with Coast Business Credit, a California-based asset based lender (and a division of Southern Pacific Thrift and Loan Association) to provide the Company a $4.7 million working capital facility and a $300,000 capital expenditure facility to be effective (funding capability) immediately. The working capital facility has been used to pay off Silicon Valley in full. These new Coast facilities do not contain any financial covenants and are based on a funding formula (for determining funding limits) as follows: 1.5 times monthly contractual contract management revenues, plus 80% of all medical transcription receivables under 90 days (aging) under the working capital facility; up to $300,000 on new capital expenditures under the capital expenditure facility. Based on current monthly contractual contract management revenues and 80% of all medical transcription receivables under 90 days as of March 31, 1997, this would provide the Company with a current funding capacity of approximately $3.5 million. These facilities have a term of two years and are priced at prime plus 2.25% declining to prime plus 1.75% upon two consecutive quarters of achievement and ongoing maintenance of debt service coverage of not less than 1.5 times measured on an EBITA basis including all principal and interest (excluding depreciation). These facilities are secured by a first security interest on all Company assets.

  The Company anticipates that cash on hand, together with internally generated funds, cash collected from discontinued operations and cash available under its new credit facilities with Coast Business Credit, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business, and fund the out-of-pocket expenses and certain legal fees of its civil litigation action against certain insurance carriers for 1997. The Company will continue to pursue various alternatives to allow for the effective use of cash (i.e., leasing for capital asset funding). This should help the Company to (i) continue its growth, (ii) achieve operating profitability and positive cash flow from operations during 1997, and (iii) continue to fund the out-of-pocket expenses and certain legal fees to be incurred in connection with its civil litigation against certain insurance carriers.


IMPACT OF INFLATION

  Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company's ability to increase prices and/or lower expenses in amounts offsetting inflationary cost increases.

PART II.    OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  The Company is subject to certain claims in the ordinary course of business which are not material.

  On September 17, 1993, the Company and its former healthcare subsidiaries, First Western Health Corporation and Veritas Healthcare Management, and the physician-owned medical groups, FWHC Medical Group, Inc. and Veritas Medical Group, Inc., which had contracts with the healthcare subsidiaries, initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against 22 of the largest California workers' compensation insurance carriers, which was subsequently amended to name 16 defendants (including State Compensation Insurance Fund, Continental Casualty Company, California Compensation Insurance Company, Zenith National Insurance Corporation and Pacific Rim Assurance Company). The action seeks $115 million in compensatory damages plus punitive damages. The plaintiffs claim abuse of process, intentional interference with contractual and prospective business relations, negligent interference and unlawful or unfair business practices which led to the discontinuation in April 1993 of the former business of the Company's healthcare subsidiaries and their contracting associated medical groups (the "Lawsuit"). The claims arise out of the Company's former business, which prior to the merger with Transcend Services, Inc., included providing medical/legal evaluations and medical treatment services (in association with managed medical groups) in the workers' compensation industry in California. Seven defendants in the Lawsuit have filed cross complaints against the plaintiffs seeking restitution, accounting from the plaintiffs for monies previously paid by the defendants, disgorgement of profits, injunctive relief, attorneys' fees and punitive damages, based upon allegations of illegal corporate practice of medicine, illegal referral arrangements, specific statutory violations and related improper conduct. The Company and its counsel do not believe that it is likely that the Company will be held liable on any of the cross complaints; however, there can be no assurance that the Company will be successful in the defense of the cross complaints. In addition, there can be no assurance as to the recovery by the Company of the damages sought in its complaint against the defendants. The costs associated with the conduct of the Lawsuit cannot be
ascertained with certainty but are expected to be substantial.   Based upon
facts and circumstances known to date, in the opinion of management, final resolution of the Lawsuit will not have a material adverse effect on the Company's financial condition or results of operations.

  On March 21, 1997, the Los Angeles County Superior Court sustained the defendant insurance companies' demurrer to the Third Amended and Supplemental Complaint of the Company and certain of its subsidiaries, without leave to further amend the complaint. The Court determined in such ruling that exclusive jurisdiction with respect to the claims contained in the Lawsuit resides with the California Workers' Compensation Appeals Board and that the Superior Court of the State of California is an improper forum. The Company has been advised by counsel that there is no remedy for the damages claimed in the Lawsuit from the California Workers' Compensation Appeals Board. A final order dismissing the Lawsuit will be entered by the Court, and the Company will appeal the ruling in the California Court of Appeals. There can be no assurance that the Company will be successful appealing such dismissal. By stipulation, the carriers' cross-complaints against the plaintiffs were stayed pending resolution of the plaintiffs' appeal. The Company believes that the trial court's ruling, if upheld by the appellate court, also would result in dismissal of the cross-complaints. There can be no assurance, however, that such cross complaints would be dismissed. The cross complaints expose the Company to risk of liability which, if the Company is unsuccessful in the defense of such cross complaints, could have a materially adverse impact on the Company's results of operations for a particular period. The Company and its counsel do not believe that it is likely that the Company will be held liable on any of the cross complaints; however, there can be no assurance that the Company will be successful in the defense of the cross complaints.

  In 1996, the Company expensed approximately $1,582,000 of legal expenses incurred in connection with the Lawsuit. For the quarter ended March 31, 1997, the Company expensed approximately $34,000 of legal expenses connected with the lawsuit. Pursuant to an agreement with its legal counsel retained in connection with the lawsuit, with respect to any future expenses related to the lawsuit incurred at the trial court level, commencing in December 1996, the company is only responsible for out-of-pocket expenses and the payment to its legal counsel of a percentage of any recovery awarded in the lawsuit. With respect to the appeal of the Superior Court's March 21, 1997 ruling in the lawsuit, the Company is only responsible for out-of-pocket expenses and, pursuant to an agreement with its counsel, an immaterial amount of legal fees to be incurred in connection with the appeal.

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

ITEM 2. CHANGES IN SECURITIES

  On April 3, 1997, the Company issued a warrant to purchase shares of its Common Stock to Coast Business Credit ("Coast"), a California-based asset-based lender (and a division of Southern Pacific Thrift and Loan Association), in connection with the credit facilities the Company established with Coast. The Warrant entitles the holder to purchase an aggregate of 15,000 shares of the Company's Common Stock subject to certain adjustments, at an exercise price of $4.625 per share. The Warrant is presently exercisable and expires not later than April 3, 1999. In connection with the Company's borrowings under the credit facilities, on April 3, 1997 the Company also issued a promissory note to Coast in the principle amount of $300,000.

  In connection with a merger with DocuMedX, Inc. ("DocuMedX"), a medical transcription service company with offices in Seattle, Washington and Portland, Oregon, on April 16, 1996 the Company issued an aggregate of 608,800 shares of Common Stock to four shareholders of DocuMedX in exchange for their shares of the common stock of DocuMedX.

  The issuance of the Securities described above was made in reliance on the exemption from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933 as transactions by an issuer not involving a public offering. Offers and sales were made without any public solicitation and the Securities bear a restrictive legend. No underwriter was involved in the transaction and no commissions were paid.

ITEM 6.   EXHIBITS.  The following exhibits are filed herewith:

          (a)  2.6    Agreement and Plan of Merger among Transcend Services,
                      Inc., DocuMedX, Inc. and Terri Kaminski, John Kaminski,
                      Amie Clark, Nancy Gartner, Greg Hammock, and Barbara
                      Shelman dated April 16, 1997.

               10.12 Loan and Security Agreement dated April 3, 1997 between the Company and Coast Business Credit.

               10.13 Schedule to Loan and Security Agreement dated April 3, 1997 between the Company and Coast Business Credit.

               10.14 First Amendment dated April 15, 1997 to Loan and Security Agreement dated April 3, 1997 between the Company and Coast Business Credit.

               10.15 Secured Promissory Note to Coast Business Credit dated April 3, 1997 in the principal amount of $300,000.

               11     Computation of Per Share Earnings

               27.1   Financial Data Schedule

          (b)     Reports on Form 8-K:

            The following report on Form 8-K was filed during the quarter ended March 31, 1997: Form 8-K dated January 28, 1997 (reporting developments in the Lawsuit).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    TRANSCEND SERVICES, INC.



May 14, 1997                           By: /s/ Larry G. Gerdes
                                           -------------------------------------
                                           Larry G. Gerdes,
                                           President and Chief Executive Officer



May 14, 1997                           By: /s/ David W. Murphy
                                           -------------------------------------
                                           David W. Murphy
                                           Executive Vice President, Finance and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)