Form 10-K/A
period 1996-12-31
TRANSCEND SERVICES INC
filed 1997-06-03
CIK 858452

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


Item 6.  Selected Financial Data.
Item 8.  Financial Statements and Supplementary Data.
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

STATEMENTS OF OPERATIONS
   DATA(1)(2)(3):
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

(3) The Company has restated the 1993, 1994 and 1995 period amounts to reflect the 1996 acquisition of Express Medical Transcription, Inc. ("EMT") in a pooling transaction. See Note 12 of "Notes to Consolidated Financial Statements."

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
                                                                             ===========   ============

--------------------

 The accompanying notes are an integral part of these consolidated balance sheets. All prior period amounts have been restated to reflect the 1996 acquisition of EMT in a pooling transaction. See Note 12 of "Notes to Consolidated Financial Statements."

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
                                              ===========   ===========   ===========

-------------------

 The accompanying notes are an integral part of these consolidated statements. All prior period amounts have been restated to reflect the 1996 acquisition of EMT in a pooling transaction. See Note 12 of "Notes to Consolidated Financial Statements."

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
                                       ========  ===========  =========   ============   ===========

--------------------
(1) Distribution to former Shareholder/Owner of EMT prior to June, 1996 acquisition made by Transcend.

The accompanying notes are an integral part of these consolidated statements. All prior period amounts have been restated to reflect the 1996 acquisition of EMT in a pooling transaction. See Note 12 of "Note to Consolidated Financial Statements."

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
                                                                                   ===========   ===========   ===========

---------------------------
(1) Distribution to former Shareholder/Owner of EMT prior to June, 1996 acquisition made by Transcend.

The accompanying notes are an integral part of these consolidated statements. All prior period amounts have been restated to reflect the 1996 acquisition of EMT in a pooling transaction. See Note 12 of "Notes to Consolidated Financial Statements."

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

                                                    YEAR ENDED DECEMBER 31
                                                   --------------------------
                                                      1995           1996
                                                   -----------    -----------

 (UNAUDITED)
 Sales.................................             $28,554,000   $38,531,000
 Net Loss from  Continuing Operations..             $(3,586,000)  $(5,460,000)
 Net Loss per Common Share.............                  ($0.20)       ($0.29)
 Weighted Average Shares Outstanding                 18,154,000    18,908,000


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

          A reconciliation between revenue and net loss from continuing operations as previously reported and as restated follows:

                                                               YEARS ENDED DECEMBER 31
                                                             -------------------------
                                                                1994          1995
                                                             -----------   -----------
(UNAUDITED)
Net Revenues:
     As Previously Reported                                  $12,393,000   $25,882,000
     EMT                                                         493,000       943,000
                                                             -----------   -----------
     As Restated                                             $12,886,000   $26,825,000
                                                             -----------   -----------

Net Income (Loss) from Continuing Operations:
     As Previously Reported                                  $(1,393,000)  $(3,896,000)
     EMT                                                          47,000       175,000
                                                             -----------   -----------
     As Restated                                             $(1,346,000)  $(3,721,000)
                                                             -----------   -----------


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


                                         TRANSCEND SERVICES, INC.


Dated: June 2, 1997                      By:  /s/ David W. Murphy
                                            ---------------------------------
                                            David W. Murphy
                                            Executive Vice President, Finance
                                            and Chief Financial Officer
                                            (principal financial and
                                            accounting officer)