Form 10-Q/A
period 1997-03-31
TRANSCEND SERVICES INC
filed 1997-06-03
CIK 858452

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997: (List all such items, financial statements, exhibits or other portions amended)


                        Part I - Financial Information

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
                                              ===========   ===========

-------------------
  The accompanying notes are an integral part of these consolidated statements. The amounts for the three months ended March 31, 1996 have been restated to reflect the 1996 acquisition of Express Medical Transcription, Inc. in a pooling transaction.

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
                                                                               ==========   ===========

---------------------------
The accompanying notes are an integral part of these consolidated statements. The amounts for the three months ended March 31, 1996 have been restated to reflect the 1996 acquisition of Express Medical Transcription, Inc. in a pooling transaction.

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

  On April 3, 1997, the Company closed on a new credit facility with Coast Business Credit, a California-based asset based lender (and a division of Southern Pacific Thrift and Loan Association) to provide the Company a $4.7 million working capital facility and a $300,000 capital expenditure facility to be effective (funding capability) immediately. The working capital facility has been used to pay off Silicon Valley in full. These new Coast facilities do not contain any financial covenants and are based on a funding formula (for determining funding limits) as follows: 1.5 times monthly contractual contract management revenues, plus 80% of all medical transcription receivables under 90 days (aging) under the working capital facility; up to $300,000 on new capital expenditures under the capital expenditure facility. Based on current monthly contractual contract management revenues and 80% of all medical transcription receivables under 90 days as of May 28, 1997, this would provide the Company with a current funding capacity of approximately $3.2 million. These facilities are secured by a first security interest on all Company assets. These facilities have a term of two years and are priced at prime plus 2.25% declining to prime plus 1.75% upon two consecutive quarters of achievement and ongoing maintenance of debt service coverage of not less than 1.5 times measured on an EBITA basis including all principal and interest (excluding depreciation). EBITA equals, for any period, earnings before interest expense, taxes and amortization. EBITA is used as a measure of debt service coverage in the Company's newly signed lending agreement with Coast Business Credit because it is an accepted and useful financial indicator of a company's ability to incur and service debt. EBITA should not be considered (i) as an alternative to operating income, net income, cash flows or any other accounting measure of performance as determined in accordance with generally accepted accounting principles ("GAAP"), (ii) as an indicator of operating performance, or (iii) as a measure of liquidity.

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

Date: June 2, 1997                       By:/S/ David W. Murphy
                                         -------------------
                                         David W. Murphy
                                         Executive Vice President, Finance and
                                         Chief Financial Officer
                                            (Principal financial and
                                            accounting officer)