Form 10-Q
period 1997-06-30
TRANSCEND SERVICES INC
filed 1997-08-14
CIK 858452

--------------------------------------------------------------------------------



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1997

                                       OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


       For the transition period from ________________ to _______________

                         Commission File Number 0-18217



                            TRANSCEND SERVICES, INC.
             (Exact name of registrant as specified in its charter)



          DELAWARE                                              33-0378756
     (State or other jurisdiction of                         (I.R.S Employer
     incorporation or organization)                         Identification No.)

         3353 PEACHTREE ROAD, N.E., SUITE 1000, ATLANTA, GEORGIA  30326
             (Address of principal executive offices and zip code)
       Registrant's telephone number, including area code: (404) 364-8000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----



     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

             Class                         Outstanding at August 6, 1997
-----------------------------              -----------------------------
Common Stock, $.01 par value                        20,409,829
================================================================================

                                     INDEX

                                                                     PAGE
                                                                     ----

PART  I.  FINANCIAL INFORMATION

Item 1. Financial Statements

          Consolidated Balance Sheets as of
          December 31, 1996 and June 30, 1997.......................  3

          Consolidated Statements of Operations for the
          Three Months and Six Months Ended June 30, 1996 and 1997..  4

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1996 and 1997...................  5

          Notes to Consolidated Financial Statements................  6

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............  7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.......................................... 13

Item 2.  Changes in Securities...................................... 14

Item 4.  Submission of Matters to a Vote of Stockholders............ 15

Item 5.  Other Information.......................................... 15

Item 6.  Exhibits and Reports on Form 8-K........................... 15

SIGNATURES.......................................................... 16

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                            TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                   DECEMBER 31,     JUNE 30,
                                                                  -------------  -------------
                                                                       1996           1997
                                                                  -------------  -------------
       ASSETS
       ------

CURRENT ASSETS:
   Cash and cash equivalents....................................  $  1,663,000   $    382,000
   Accounts receivable, net of allowance for doubtful
     accounts of $147,000 and $88,000 in 1996
     and 1997, respectively.....................................     3,804,000      4,425,000
   Other........................................................       548,000        834,000
                                                                  ------------   ------------
   Total current assets.........................................     6,015,000      5,641,000
                                                                  ------------   ------------
NET ASSETS RELATED TO DISCONTINUED
   OPERATIONS...................................................     2,577,000      2,596,000
SECURITIES OF AMHEALTH..........................................       350,000        350,000
PROPERTY AND EQUIPMENT, net.....................................     2,615,000      2,866,000
DEPOSITS AND OTHER ASSETS.......................................       172,000        166,000
GOODWILL AND OTHER INTANGIBLE ASSETS, net.......................     4,828,000      4,596,000
                                                                  ------------   ------------
   Total assets.................................................  $ 16,557,000   $ 16,215,000
                                                                  ============   ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
                  ------------------------------------

CURRENT LIABILITIES:
   Current maturities of long term debt and note payable........  $  2,285,000   $    108,000
   Accounts payable.............................................     2,053,000      1,840,000
   Accrued compensation and employee benefits...................     1,797,000      1,883,000
   Other accrued liabilities....................................     1,343,000      1,046,000
   Deferred income taxes........................................       113,000        113,000
                                                                  ------------   ------------
   Total current liabilities....................................     7,591,000      4,990,000
                                                                  ------------   ------------

CONVERTIBLE DEBENTURES..........................................     2,000,000      2,000,000
                                                                  ------------   ------------

LONG TERM DEBT, net of current maturities.......................       464,000      2,996,000
                                                                  ------------   ------------

DEFERRED INCOME TAXES...........................................       541,000        541,000
                                                                  ------------   ------------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 21,000,000 shares
   authorized; none outstanding.................................            --             --
   Common stock, $.01 par value, 30,000,000 shares
   authorized, 20,078,000 shares and 20,409,000
   shares  issued and outstanding as of December 31, 1996, and
   June 30, 1997, respectively..................................       200,000        205,000
   Additional paid-in capital...................................    19,980,000     20,623,000
   Retained deficit.............................................   (14,219,000)   (15,140,000)
                                                                  ------------   ------------
     Total shareholders' equity.................................     5,961,000      5,688,000
                                                                  ------------   ------------
     Total liabilities and shareholders' equity.................  $ 16,557,000   $ 16,215,000
                                                                  ============   ============
--------------------

All prior period amounts have been restated to reflect the 1996 acquisition of Express Medical Transcription, Inc. and the 1997 acquisition of DocuMedX, Inc. which are accounted for under the pooling method of accounting.

The accompanying notes are an integral part of these consolidated balance sheets.

                            TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS                SIX MONTHS
                                              -------------------------   -------------------------
                                                    ENDED JUNE 30,             ENDED JUNE 30,
                                              -------------------------   -------------------------
                                                  1996         1997          1996          1997
                                              -----------   -----------   -----------   -----------
NET REVENUE.................................  $10,940,000   $10,360,000   $19,988,000   $21,105,000
DIRECT COSTS................................    9,550,000     8,950,000    17,176,000    17,976,000
                                              -----------   -----------   -----------   -----------
 Gross profit...............................    1,390,000     1,410,000     2,812,000     3,129,000

MARKETING AND SALES EXPENSES................      594,000       503,000     1,235,000       919,000
GENERAL AND ADMINISTRATIVE EXPENSES.........    1,310,000     1,159,000     2,432,000     2,292,000
AMORTIZATION EXPENSE........................      132,000       114,000       277,000       233,000
                                              -----------   -----------   -----------   -----------
 Loss from Operations.......................     (646,000)     (366,000)   (1,132,000)     (315,000)

OTHER INCOME (EXPENSE):
 Interest income............................       17,000            --        26,000         7,000
 Interest expense...........................      (69,000)     (124,000)     (121,000)     (220,000)
                                              -----------   -----------   -----------   -----------
                                                  (52,000)     (124,000)      (95,000)     (213,000)
                                              -----------   -----------   -----------   -----------

LOSS BEFORE PROVISION FOR INCOME TAXES AND
  DISCONTINUED OPERATIONS...................     (698,000)     (490,000)   (1,227,000)     (528,000)
PROVISION FOR INCOME TAXES..................           --            --            --            --
                                              -----------   -----------   -----------   -----------
LOSS BEFORE DISCONTINUED OPERATIONS.........     (698,000)     (490,000)   (1,227,000)     (528,000)
LOSS FROM DISCONTINUED OPERATIONS...........     (271,000)      (75,000)     (400,000)     (109,000)
                                              -----------   -----------   -----------   -----------
NET LOSS....................................     (969,000)  $  (565,000)  $(1,627,000)  $  (637,000)
                                              ===========   ===========   ===========   ===========

NET LOSS PER COMMON SHARE:
BEFORE DISCONTINUED OPERATIONS..............  $     (0.04)  $     (0.02)  $     (0.07)  $     (0.02)
DISCONTINUED OPERATIONS.....................        (0.01)        (0.01)        (0.02)        (0.01)
                                              -----------   -----------   -----------   -----------
NET LOSS....................................  $     (0.05)  $     (0.03)  $     (0.09)  $     (0.03)
                                              ===========   ===========   ===========   ===========

Weighted average common shares outstanding..   19,248,000    20,130,000    19,125,000    20,115,000
                                              ===========   ===========   ===========   ===========

--------------------

All prior period amounts have been restated to reflect the 1996 acquisition of Express Medical Transcription, Inc. and the 1997 acquisition of DocuMedX, Inc. which are accounted for under the pooling method of accounting.

The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                     SIX MONTHS
                                                                               -------------------------
                                                                                    ENDED JUNE 30,
                                                                               -------------------------
                                                                                   1996          1997
                                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss.....................................................................  $(1,627,000)  $  (637,000)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization...............................................      697,000       801,000
 Loss related to Discontinued Operations.....................................      400,000       109,000
Changes in assets and liabilities:
 Accounts receivable.........................................................     (646,000)     (621,000)
 Prepaid expenses............................................................     (569,000)     (286,000)
 Deposits and other assets...................................................      202,000         6,000
 Accounts payable............................................................       39,000      (213,000)
 Accrued liabilities.........................................................      132,000      (212,000)
 Other.......................................................................      (30,000)           --
                                                                               -----------   -----------
Total adjustments............................................................      225,000      (416,000)
Net Cash used in continuing operations.......................................   (1,402,000)   (1,053,000)
Net Cash used in discontinued operations.....................................     (354,000)     (128,000)
                                                                               -----------   -----------
Net Cash used in operating activities........................................   (1,756,000)   (1,181,000)
                                                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures........................................................     (832,000)     (819,000)
 Cash acquired from acquisitions.............................................       37,000            --
 Distribution of retained earnings by Express Medical Transcription, Inc.....     (121,000)           --
 Cash paid to dissenting shareholders of DocuMedX, Inc.......................           --      (284,000)
                                                                               -----------   -----------
Net cash used in investing activities........................................     (916,000)   (1,103,000)
                                                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments on short-term debt...............................................     (100,000)           --
 Repayments on line of credit agreement......................................      (98,000)   (2,177,000)
 Borrowings under line of credit agreement...................................    1,699,000     2,575,000
 Principal payments long-term debt...........................................           --      (232,000)
 Borrowings from long-term debt..............................................       55,000       189,000
 Proceeds - stock options and other issuances................................      500,000       648,000
                                                                               -----------   -----------
  Net cash provided by financing activities..................................    2,056,000     1,003,000
                                                                               -----------   -----------

NET DECREASE  IN CASH AND CASH EQUIVALENTS...................................     (616,000)   (1,281,000)
CASH AND CASH EQUIVALENTS, at beginning of period............................    1,124,000     1,663,000
                                                                               -----------   -----------
CASH AND CASH EQUIVALENTS, at end of period..................................  $   508,000   $   382,000
                                                                               ===========   ===========

---------------------------

All prior period amounts have been restated to reflect the 1996 acquisition of Express Medical Transcription, Inc. and the 1997 acquisition of DocuMedX, Inc. which are accounted for under the pooling method of accounting.

The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996 AND 1997
                                  (UNAUDITED)

(1) The accompanying consolidated financial statements are unaudited and have been prepared by management of the Company in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the combined financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996. Footnote disclosure which would substantially duplicate the disclosure contained in those documents has been omitted.

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

(3) On June 28, 1996 the Company acquired 100% of the capital stock of Express Medical Transcription, Inc. For 230,000 shares of Transcend common stock. On April 16, 1997, the Company acquired 100% of the capital stock of DocuMedX, Inc., a Washington corporation for 608,800 shares of Transcend common stock.
The consolidated financial statements have been restated to reflect the acquisitions of Express Medical Transcription, Inc. and DocuMedX, Inc. under the pooling of interests method of accounting.

(4) In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No.128"), Earnings per Share.
SFAS No. 128 requires primary earnings per share to be replaced with basic earnings per share. There are no differences between basic and primary earnings per share for the three month and six month periods ended June 30, 1997 as the impact of stock options is anti-dilutive.

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

          Transcend Services Inc. (the "Company" or "Transcend") provides healthcare information management ("HIM") services to hospitals and other associated healthcare providers. The Company's range of HIM services include contract management of medical records and other HIM operations, transcription of physicians' dictated medical notes; and consulting relating to medical records management and reimbursement coding. The Company also provides case management and disability management services to insurance carriers, third party administrators and self-insured employers.

          The Company currently has contract management contracts covering the medical records departments of 17 hospitals with the average contract size of approximately $1.4 million ranging in bed size from 49 beds to 678 beds, in 12 states and the District of Columbia. The Company's existing contract management contracts have remaining terms ranging up to five years. The Company also provides medical records transcription services through computer and telephone links from nine regional facilities to approximately 150 healthcare providers.

          The Company recently signed two new contract management contracts which require the installation and operation of electronic document management ("EDM") systems. The Company believes there is a significant opportunity to enhance the value of its contract management services and, at the same time, improve its profit margins by implementing EDM solutions. The Company currently has commitments to implement EDM solutions with one existing contract management customer and one potential customer currently under letter of intent, in addition to its two new customers. These commitments require an up-front investment by the Company to procure the hardware, software, training and implementation, and are expected to produce savings over the course of the contract term, typically five years.

          The Company continues to develop its first Information Delivery Center ("IDC"), a centralized, remote center designed to initially support and eventually replace entirely certain of the critical functions being performed on site in a medical records department through off-site, electronic processing of health information. The Company is beta testing Phase I of its first IDC which is designed specifically to allow for off-site, image enabled coding services. The beta testing is expected to be completed during the fourth quarter of 1997.

RESULTS OF OPERATIONS - GENERAL

          The Company's loss from operations for the quarter ended June 30,1997
was $366,000.   The Company's wholly-owned subsidiary, Transcend Case Management
("TCM"), formerly Sullivan Health Management, realized a second quarter 1997 operating loss of $211,000. In addition, the Company experienced a decline in contract management gross profits of $297,000 as compared with the first quarter ended March 31, 1997 primarily attributable to higher performance based supplemental fees during the first quarter. The Company also experienced a second quarter loss of $53,000 in its consulting and coding operation resulting from project cost over-runs.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

          Total revenues for the Company decreased to $10,360,000 for the three months ended June 30,1997 from $10,940,000 for the three months ended June
30,1996, a decrease of 5.3%.   Contract management revenues were the largest
single service class revenue source for the Company in each of these three month periods, representing 52.9% of total revenues in the 1997 period and 54.7% in the 1996 period. Contract management revenues decreased to $5,481,000 for the three months ended June 30,1997 from $5,986,000 in the comparable 1996 period, a decrease of 8.4%. Medical transcription revenues were the second largest source of revenues for the Company for the three months ended June 30, 1997 and 1996, representing 42.2% of the total revenue for the quarter ended June 30, 1997,
and 28.6% of total revenue in the comparable  1996 period.   Medical
transcription revenues increased to $4,369,000 from $3,126,000 for the quarter ended June 30, 1996, an increase of 39.8%. Consulting and coding revenues represented 0.8% of the Company's total revenues for the period ending June 30,1997 and 1.9% of the Company's total revenues for the period ending June
30,1996.   Consulting and coding revenues decreased $126,000 or 59.2% to $87,000 for the quarter ended June 30,1997 from $213,000 for the quarter ended June 30,1996. Case management revenues represented 4.1% of the Company's total revenues for the quarter ended June 30,1997 as compared with 8.6% of total revenues in the same prior year period. Case management revenues decreased to $423,000 in the quarter ended June 30,1997 from $937,000 for the quarter ended June 30, 1996, a decrease of 54.9% due to the loss of several key customer accounts at TCM.

          The decrease in total revenues for the quarter ended June 30, 1997, is primarily attributable to unusual non-recurring revenues in June of 1996 of $678,000 from the sale of an imaging system, a decrease in case management revenues of approximately $514,000, and a net decrease in contract management outsourcing revenues of approximately $505,000, offset by an increase in medical transcription operation revenues of approximately $1,243,000.

          Gross profit increased to $1,410,000 for the quarter ended June 30,1997 from $1,390,000 in the same prior year period. Gross profit as a percentage of revenues increased to 13.6% for the quarter ended June 30, 1997 from 12.7% for the quarter ended June 30, 1996. This increase was primarily attributable to the transcription division which expanded its gross margin to 16.6% in the quarter ended June 30,1997 from 10.5% in the same prior year period. The margin improvement in transcription is a result of increased efficiencies and lower operating costs following the continued deployment of digital technology and the leveraging of fixed costs while revenues grew 39.8%. The Company's overall improvement in gross margin from transcription was offset in the 1997 to 1996 quarter comparison by a decrease in contract management margins of 3.6 percentage points and, the decrease in case management margins of
3.2 percentage points.

          Marketing and sales expenses decreased 15.3% to $503,000 in the quarter ended June 30,1997 from $594,000 in the same prior quarter and decreased as a percentage of revenues to 4.9% for the quarter ended June 30,1997 from 5.4%
for the quarter ended June 30,1996.   This decrease is a result of the
restructuring and internal reorganization efforts begun in late 1996 which shifted resources and cost classifications from marketing and sales to general and administrative.

          General and administrative expenses decreased 11.5% to $1,159,000 for the quarter ended June 30,1997, from the $1,310,000 incurred in the same prior year period. Corporate general and administrative expenses decreased as a percentage of revenues to 11.2% for the quarter ended June 30,1997 from 12.0% for the prior year quarter. General and administrative expenses declined as a percentage of revenues due primarily to the Company's reorganization and restructuring undertaken in July and August, 1996, resulting in a reduction and stabilization in these expenses.

          Amortization expenses decreased to $114,000 for the quarter ended June 30,1997 from $132,000 for the quarter ended June 30, 1996, reflecting the impact of the 1993 acquisition of dataLogix, Inc. being fully amortized.

          The Company's loss from operations decreased to $366,000 for the quarter ended June 30, 1997 from $646,000 for the prior year quarter.

          Other expenses increased to $124,000 for the quarter ended June 30,1997 as compared to $52,000 for the same prior year period, primarily due to the impact of interest expense incurred in connection with the Company's borrowings against its working capital line of credit.

          The Company's loss before discontinued operations decreased to $490,000 for the quarter ended June 30,1997 from $698,000 for the quarter ended June 30,1996. This decrease is due to the Company's reorganization and restructuring and the growth of transcription offset by the decline in profitability at TCM.

          The Company's loss from discontinued operations of $75,000 and $271,000 for the quarters ended June 30, 1997 and June 30, 1996, respectively, is due to legal expenses incurred in connection with the Lawsuit (hereinafter defined). See Part II, Item 1. Legal Proceedings.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

          Total revenues for the Company increased to $21,105,000 for the six months ended June 30,1997 from $19,988,000 for the six months ended June 30,1996, an increase of 5.6%. Contract management revenues were the largest single service class revenue source for the Company in each of these six month periods, representing 53.1% of total revenues in the 1997 period and 56.4% in the 1996 period. Contract management revenues decreased to $11,198,000 for the six months ended June 30,1997 from $11,283,000 in the comparable 1996 period, a decrease of 0.8%. Medical transcription revenues were the second largest source of revenues for the Company for the six months ended June 30, 1997 and 1996, representing 41.2% of total revenues in the 1997 period and 27.5% of total revenues in the 1996 period. Medical transcription revenues increased to $8,695,000 for the six months ended June 30,1997 from $5,487,000 for the same prior year period, an increase of 58.5%. Consulting and coding revenues represented 1.1% of the Company's total revenues for the six month period ending June 30,1997 and 2.2% of the Company's total revenues for the period ending June 30,1996. Consulting and coding revenues decreased $197,000 or 45.6% to $235,000 for the six months ended June 30, 1997 from $432,000 for the six months ended June

30, 1996 due to implementation fees generated in 1996.   Case management
revenues represented 4.6% of the Company's total revenues in the six months ended June 30,1997 as compared with 10.5% of total revenues in the prior year period. Case management revenues decreased to $977,000 in the six months ended June 30,1997 from $2,108,000 for the six months ended June 30,1996, a decrease of 53.7%.

          The increase in total revenues for the six months ended June 30,1997 is primarily attributable to the increased transcription revenues of approximately $3,208,000 offset by the decrease in case management revenues of approximately $1,131,000 and unusual non-recurring revenues in June of 1996 of $678,000 from the sale of an imaging system.

          Gross profit increased to $3,129,000 for the six month period ended June 30, 1997 from $2,812,000 in the same prior year period. Gross profit as a percentage of revenues increased to 14.8% for the six months ended June 30, 1997 from 14.1% in the same prior year period. This increase was primarily attributable to the transcription division which expanded its gross margin to 16.6% in the period ended June 30,1997 from 12.2% in the same period ended June 30,1996. The Company's overall gross margin was negatively impacted in the 1997 to 1996 six month comparison due to a decrease in contract management's gross margin of 1.6 percentage points, and a decrease in case management gross margin of 9 percentage points.

          Marketing and sales expenses decreased 25.6% to $919,000 in the six month period ended June 30,1997 from $1,235,000 in the same prior year period and decreased as a percentage of revenues to 4.4% for the six month period ended June 30,1997 from 6.2% for the six month period ended June 30,1996. This decrease is a result of the restructuring and internal reorganization efforts begun in late 1996 which shifted resources and cost classifications from marketing and sales to general and administrative. With much of the Company's investment in a national sales force, telemarketing and marketing/advertising programs now in place, the Company anticipates that sales and marketing expenses, as a percentage of revenues, will stabilize or decrease as revenues increase.

          General and administrative expenses decreased 5.8% to $2,292,000 for the six months ended June 30, 1997 from the $2,432,000 incurred in the same prior year period. Corporate general and administrative expenses decreased as a percentage of revenues to 10.9% for the six months ended June 30, 1997 from 12.2% in the same prior year period. General and administrative expenses declined as a percentage of revenues due primarily to the Company's reorganization and restructuring undertaken in July and August, 1996, resulting in a reduction and stabilization in these expenses.

          Amortization expenses decreased to $233,000 for the six months ended June 30, 1997 from $277,000 for the six months ended June 30, 1996, reflecting the impact of the 1993 acquisition of dataLogix, Inc. being fully amortized.

          The Company's loss from operations decreased to $315,000 for the six months ended June 30, 1997, a $817,000 improvement from the $1,132,000 loss in the same prior year period.

          Other expenses increased to $213,000 for the six months ended June 30,1997 as compared to $95,000 for the six months ended June 30,1996, primarily due to the impact of interest expense incurred in connection with the Company's borrowings against its working capital line of credit.

          The Company's loss before discontinued operations decreased to $528,000 for the six months ended June 30,1997 from $1,227,000 for the six months ended June 30,1996. This improvement is due to the Company's reorganization and restructuring and the growth in transcription, offset by the decline in profitability at TCM.

          The Company's loss from discontinued operations of $109,000 and $400,000 for the six months ended June 30, 1997 and June 30, 1996, respectively, is due to legal expenses incurred in connection with the Lawsuit (hereinafter
defined).   See Part II, Item 1.  Legal Proceedings.

LIQUIDITY AND CAPITAL RESOURCES

          For the six months ended June 30, 1997, cash flows from continuing operations used $1,053,000, primarily to pay down accounts payable balances and other accrued liabilities. Cash has been used to fund the Company's operating losses, increase its prepaid expenses and increase its outstanding accounts
receivable.   See also "Consolidated Statements of Cash Flows."

          Discontinued operations used cash of $128,000 for the six month period ended June 30, 1997 representing cash expenditures of $84,000 for collection costs and other discontinued operations liabilities and $109,000 for legal fees and expenses incurred in connection with the Company's civil lawsuit filed against certain insurance carriers in the Superior Court in California offset by cash contributed from discontinued operations (through the collection of accounts receivable) of $65,000. See Part II, Item 1. Legal Proceedings.

          The Company had net working capital of $651,000 on June 30, 1997, which compares to a deficit of $1,576,000 at December 31, 1996. The increase in working capital of $1,950,000 is attributable to a new credit facility established on April 3, 1997 which resulted in the retirement of the outstanding debt with Silicon Valley Bank. The Silicon Valley Bank debt was classified as under current liabilities while the new credit facility with Coast Business Credit is classified as long term debt on the balance sheets.

          For the six months ended June 30, 1997, the Company's principal use of cash of $1,103,000 for investing purposes was for capital expenditures in the amount of $819,000 and the purchase of DocuMedX of $284,000. In early 1997, the Company made a commitment to fund its first IDC.

          For the six months ended June 30, 1997, financing activities provided cash of $1,003,000 primarily from proceeds from the exercise of stock options and net borrowings under its line of credit agreements.

          On April 3, 1997, the Company closed on a new $5.0 million credit facility with Coast Business Credit ("Coast"), a California-based asset based lender (and a division of Southern Pacific Thrift and Loan Association) to provide the Company a $4.7 million working capital facility and a $300,000
capital expenditure facility.   The working capital facility has been used to
pay off its previous credit relationship with Silicon Valley Bank in full. These new Coast facilities do not contain any financial covenants and are based on a funding formula (for determining funding limits) as follows: 1.5 times monthly contractual contract management revenues, plus 80% of all medical transcription receivables under 90 days (aging) under the working capital facility; up to $300,000 on new capital expenditures under the capital expenditure facility.

          On August 8, 1997, the Company agreed to amend its credit facility with Coast. Under the terms of the amendment, the term of the agreement will be extended to May 31, 2000 and the funding formula modified to provide additional liquidity to the Company by providing funding of 1.5 times average monthly receipts under long term transcription contracts. The amendment will also provide for an increase in the 1.5 times multiple to 2.0 times monthly contract revenues provided that the Company's tangible net worth exceeds $5.0 million for five consecutive business days. Based on current contract revenues and receivables under 90 days, the credit facility, under its amended terms, will provide a current funding capacity of approximately $4.3 million.

          These facilities are priced at prime plus 2.25% declining to prime plus 1.75% upon two consecutive quarters of achievement and ongoing maintenance of a debt service coverage ratio of not less than 1.5 measured on an earnings before interest, taxes, and amortization ("EBITA") basis. EBITA is used by Coast as an indicator of a company's ability to incur and service debt. EBITA should not be considered an alternative to operating income, net income, cashflows, or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance, or as a measure of liquidity. These facilities are secured by a first security interest on all Company assets.

          The Company anticipates that cash on hand, together with internally generated funds, cash collected from discontinued operations and cash available under its new credit facilities, as amended, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business, and fund the out-of-pocket expenses and certain legal fees of its civil litigation action against certain insurance carriers for the remainder of 1997.

          Expanded capital requirements for the continued funding and implementation of EDM systems other unusual capital investments will require additional capital resources. The Company is actively evaluating alternatives to provide expansion of its capital resources.

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

          On March 21, 1997, the Los Angeles County Superior Court sustained the defendant insurance companies' demurrer to the Third Amended and Supplemental Complaint of the Company and certain of its subsidiaries, without leave to further amend the complaint. The Court determined in such ruling that exclusive jurisdiction with respect to the claims contained in the Lawsuit resides with the California Workers' Compensation Appeals Board and that the Superior Court of the State of California is an improper forum. The Company has been advised by counsel that there is no remedy for the damages claimed in the Lawsuit from the California Workers' Compensation Appeals Board. A final order dismissing the Lawsuit was issued by the Court on June 18, 1997. The Company appealed the ruling in the California Court of Appeals on June 25, 1997. There can be no assurance that the Company will be successful appealing such dismissal. By stipulation, the carriers' cross-complaints against the plaintiffs were stayed pending resolution of the plaintiffs' appeal. The Company believes that the trial court's ruling, if upheld by the appellate court, also would result in dismissal of the cross-complaints. There can be no assurance, however, that such cross complaints would be dismissed. The cross complaints expose the Company to risk of liability which, if the Company is unsuccessful in the defense of such cross complaints, could have a materially adverse impact on the Company's results of operations for a particular period.

          For the three months and six months ended June 30,1997, the Company expensed approximately $75,000 and $109,000 of legal expenses connected with the
lawsuit.   Under the original agreement with the Company's counsel of record in the Lawsuit, there was a cap on legal expenses and after December 1996, with respect to expenses incurred at the trial court level, the Company would only be responsible for out-of-pocket expenses and the payment to counsel of a percentage of any recovery of damages by the Company. However, in May 1997, the Company was notified that the partner principally responsible for the case was leaving the firm with which the Company contracted to handle the case. The Company is considering moving the representation to new counsel, which would result in negotiation of a new fee arrangement and the possible incurrence of additional legal expenses if the Company is successful on appeal and the case is remanded for trial.

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

          In connection with a merger with DocuMedX, Inc. ("DocuMedX"), a medical transcription service company with offices in Seattle, Washington and Portland, Oregon, on April 16, 1997 the Company issued an aggregate of 608,800 shares of Common Stock to four shareholders of DocuMedX in exchange for their shares of the common stock of DocuMedX.

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

ITEM 4.   SUBMISSION OF MATTERS TO SHAREHOLDERS

(a) The Company held its Annual Meeting of Stockholders on April 29, 1997. The following directors were elected to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified:

                                  VOTES      VOTES
                                   FOR      WITHHELD
                                ----------  --------

         Donald L. Lucas        17,747,520   113,985
         Larry G. Gerdes        17,747,520   113,985
         George B. Caldwell     17,747,520   113,985
         Walter S. Huff, Jr.    17,747,520   113,985
         Charles E. Thoele      17,747,520   113,985

  The Stockholders also ratified the appointment of Arthur Andersen, LLP as independent accountants for the Company for the year ending December 31, 1997 with 17,583,418 votes FOR, 248,650 Votes AGAINST, and 29,437 ABSTAINING.

  The Stockholders also approved an amendment to the Company's 1992 Stock Option Plan, As Amended, to increase the number of shares available for issuance under the plan by 400,000 shares from 1,600,000 shares to 2,000,000 shares. The results of voting with respect to this proposal were as follows:
  11,201,414 voted FOR, 452,449 shares voted AGAINST, and 38,533 shares ABSTAINING.

ITEM 5.  OTHER INFORMATION

          On July 10, 1997, Transcend withdrew its Registration Statement on Form S-3 [ File No. 333-19177, as amended by Amendment No. 1] covering 1,424,346 shares of its Common Stock to be offered and sold by certain shareholders of the Company. The Registration Statement was first filed with the Securities and Exchange Commission on January 2, 1997. The Company initially filed the Registration Statement in order to fulfill its contractual obligations under the terms and conditions of certain demand registration rights provided to the former owners of two medical transcription companies acquired by the Company in June, 1996. The holders of such demand registration rights are now eligible to sell shares pursuant to Rule 144 under the Securities Act of 1933, as amended, and have waived their registration rights.

ITEM 6.  EXHIBITS.

          The following exhibits are filed herewith:

              11    Computation of Per Share Earnings

              27.1  Financial Data Schedule (for SEC use only)

       (b) Reports on Form 8-K: there were no filings on Form 8-K during the quarter ended June 30,1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  TRANSCEND SERVICES, INC.



August 13, 1997                   By: /s/ Larry G. Gerdes
                                      -----------------------------------------
                                      Larry G. Gerdes,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



August 13, 1997                   By: /s/ Doug Shamon
                                      -----------------------------------------
                                      Doug Shamon
                                      Executive Vice President,
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)