Form 10-Q
period 1997-09-30
TRANSCEND SERVICES INC
filed 1997-11-14
CIK 858452

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                      OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


      For the transition period from ________________ to ________________

                        Commission File Number 0-18217


                           TRANSCEND SERVICES, INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                         33-0378756
(State or other jurisdiction of                         (I.R.S Employer
incorporation or organization)                         Identification No.)

        3353 PEACHTREE ROAD, N.E., SUITE 1000, ATLANTA, GEORGIA  30326
             (Address of principal executive offices and zip code)
      Registrant's telephone number, including area code: (404) 364-8000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----


     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

            Class                            Outstanding at November 14, 1997
            -----                            --------------------------------
 Common Stock, $.01 par value                           20,432,014
================================================================================

                                 INDEX

                                                                            PAGE
                                                                            ----
PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of
          December 31, 1996 and September 30, 1997..........................  3

          Consolidated Statements of Operations for the
          Three Months and Nine Months Ended
          September 30, 1996 and 1997.......................................  4

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1996 and 1997.....................  5

          Notes to Consolidated Financial Statements........................  6

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................  7

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................. 15

Item 2.   Changes in Securities and Use of Proceeds......................... 16

Item 6.   Exhibits and Reports on Form 8-K.................................. 17

SIGNATURES.................................................................. 19

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                           DECEMBER 31,   SEPTEMBER 30,
                                                           ------------   -------------
                                                                1996           1997
                                                           ------------   -------------
                         ASSETS
                         ------
CURRENT ASSETS:
 Cash and cash equivalents..............................   $  1,663,000   $  1,392,000
 Accounts receivable, net of allowance for doubtful
  accounts of $147,000 and $104,000 in 1996
  and 1997,  respectively...............................      3,804,000      4,511,000
 Other..................................................        548,000        740,000
                                                           ------------   ------------
 Total current assets...................................      6,015,000      6,643,000
                                                           ------------   ------------

NET ASSETS RELATED TO DISCONTINUED
 OPERATIONS.............................................      2,577,000      2,606,000
SECURITIES OF AMHEALTH..................................        350,000        350,000
PROPERTY AND EQUIPMENT, net.............................      2,615,000      3,370,000
DEPOSITS AND OTHER ASSETS...............................        172,000        544,000
GOODWILL AND OTHER INTANGIBLE ASSETS, net...............      4,828,000      4,485,000
                                                           ------------   ------------
 Total assets...........................................   $ 16,557,000   $ 17,998,000
                                                           ============   ============

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES:
 Current maturities of long term debt and note payable..   $  2,285,000   $    113,000
 Accounts payable.......................................      2,053,000      2,483,000
 Accrued compensation and employee benefits.............      1,797,000      1,884,000
 Other accrued liabilities..............................      1,343,000      1,284,000
 Deferred income taxes..................................        113,000        113,000
                                                           ------------   ------------
 Total current liabilities..............................      7,591,000      5,877,000
                                                           ------------   ------------

CONVERTIBLE DEBENTURES..................................      2,000,000      2,000,000
                                                           ------------   ------------

LONG TERM DEBT, net of current maturities...............        464,000      4,318,000
                                                           ------------   ------------

DEFERRED INCOME TAXES...................................        541,000        541,000
                                                           ------------   ------------

SHAREHOLDERS' EQUITY:
 Preferred stock, $.01 par value; 21,000,000 shares
 authorized; none outstanding...........................             --             --
 Common stock, $.01 par value, 30,000,000 shares
 authorized, 20,078,000 shares and 20,435,000
 shares issued and outstanding as of December 31, 1996
 and September 30, 1997, respectively...................        200,000        205,000
 Additional paid-in capital.............................     19,980,000     20,699,000
 Accumulated deficit....................................    (14,219,000)   (15,642,000)
                                                           ------------   ------------
   Total shareholders' equity...........................      5,961,000      5,262,000
                                                           ------------   ------------
   Total liabilities and shareholders' equity...........   $ 16,557,000   $ 17,998,000
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

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    THREE MONTHS                NINE MONTHS
                                                 ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                              -------------------------   -------------------------
                                                   1996          1997        1996          1997
                                              -----------   -----------   -----------   -----------
NET REVENUE.................................  $ 9,145,000   $10,844,000   $29,133,000   $31,949,000
DIRECT COSTS................................    8,366,000     9,157,000    25,542,000    27,133,000
                                              -----------   -----------   -----------   -----------
 Gross profit...............................      779,000     1,687,000     3,591,000     4,816,000

MARKETING AND SALES EXPENSES................      667,000       543,000     1,902,000     1,462,000
GENERAL AND ADMINISTRATIVE EXPENSES.........    2,083,000     1,411,000     4,515,000     3,703,000
AMORTIZATION EXPENSE........................      129,000       110,000       406,000       343,000
WRITE-DOWN OF AMHEALTH......................   1 ,700,000            --     1,700,000            --
                                              -----------   -----------   -----------   -----------
 Loss from Operations.......................   (3,800,000)     (377,000)   (4,932,000)     (692,000)

OTHER INCOME (EXPENSE):
 Interest income............................       15,000         7,000        41,000        14,000
 Interest expense...........................     (100,000)     (117,000)     (221,000)     (337,000)
 Other......................................     (200,000)           --      (200,000)           --
                                              -----------   -----------   -----------   -----------
                                                 (285,00O)     (110,000)     (380,000)     (323,000)
                                              -----------   -----------   -----------   -----------
LOSS BEFORE PROVISION FOR INCOME TAXES AND
  DISCONTINUED OPERATIONS...................   (4,085,000)     (487,000)   (5,312,000)   (1,015,000)
PROVISION FOR INCOME TAXES..................           --            --            --            --
                                              -----------   -----------   -----------   -----------
LOSS BEFORE DISCONTINUED OPERATIONS.........   (4,085,000)     (487,000)   (5,312,000)   (1,015,000)

LOSS FROM DISCONTINUED OPERATIONS...........     (393,000)      (15,000)     (793,000)     (124,000)
                                              -----------   -----------   -----------   -----------
NET LOSS....................................  $(4,478,000)  $  (502,000)  $(6,105,000)  $(1,139,000)
                                              ===========   ===========   ===========   ===========

NET LOSS PER COMMON SHARE:
BEFORE DISCONTINUED OPERATIONS..............  $     (0.21)  $     (0.02)  $     (0.28)  $     (0.05)
DISCONTINUED OPERATIONS.....................        (0.02)        (0.00)        (0.04)        (0.01)
                                              -----------   -----------   -----------   -----------
NET LOSS....................................  $     (0.23)  $     (0.02)  $     (0.32)  $     (0.06)
                                              ===========   ===========   ===========   ===========

Weighted average common shares outstanding..   19,570,000    20,422,000    19,128,000    20,219,000
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

                            TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      NINE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                               -------------------------
                                                                                   1996         1997
                                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss.....................................................................  $(6,105,000)  $(1,139,000)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization.............................................    1,069,000     1,220,000
   Write-down of AmHealth Securities.........................................    1,700,000            --
   Loss related to Discontinued Operations...................................      793,000       124,000
Changes in assets and liabilities:
   Accounts receivable.......................................................      200,000      (706,000)
   Prepaid expenses..........................................................     (477,000)     (192,000)
   Deposits and other assets.................................................      232,000      (373,000)
   Accounts payable..........................................................       88,000       430,000
   Accrued liabilities.......................................................       19,000        26,000
   Other.....................................................................      (30,000)           --
                                                                               -----------   -----------
Total adjustments............................................................    3,594,000       529,000
Net Cash used in continuing operations.......................................   (2,511,000)     (610,000)
Net Cash used in discontinued operations.....................................     (844,000)     (154,000)
                                                                               -----------   -----------
Net Cash used in operating activities........................................   (3,355,000)     (764,000)
                                                                               -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures......................................................   (1,177,000)   (1,631,000)
   Cash acquired from acquisitions...........................................       37,000            --
   Distribution of retained earnings by Express Medical Transcription, Inc...     (121,000)           --
   Cash paid to dissenting shareholders of DocuMedX, Inc.....................           --      (282,000)
                                                                               -----------   -----------
Net cash used in investing activities........................................   (1,261,000)   (1,913,000)
                                                                               -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments on line of credit agreement....................................     (309,000)   (2,177,000)
   Borrowings under line of credit agreement.................................    2,234,000     3,933,000
   Principal payments long-term debt.........................................           --      (262,000)
   Borrowings from long-term debt............................................           --       189,000
   Proceeds - stock options and other issuances..............................    3,273,000       723,000
                                                                               -----------   -----------
      Net cash provided by financing activities..............................    5,198,000     2,406,000
                                                                               -----------   -----------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS........................      582,000      (271,000)
CASH AND CASH EQUIVALENTS, at beginning of period............................    1,124,000     1,663,000
                                                                               -----------   -----------
CASH AND CASH EQUIVALENTS, at end of period..................................  $ 1,706,000   $ 1,392,000
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

                           TRANSCEND SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1997
                                  (Unaudited)


(1) The accompanying consolidated financial statements are unaudited and have been prepared by management of Transcend Services, Inc. ("the Company") in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996. Footnote disclosure which would substantially duplicate the disclosure contained in those documents has been omitted.

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

(3) On June 28, 1996 the Company acquired 100% of the capital stock of Express Medical Transcription, Inc. for 230,000 shares of Transcend common stock. On April 16, 1997, the Company acquired 100% of the capital stock of DocuMedX, Inc., a Washington corporation for 608,800 shares of the Company's common stock. The consolidated financial statements have been restated to reflect the acquisitions of Express Medical Transcription, Inc. and DocuMedX, Inc. under the pooling of interests method of accounting.

(4) In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No.128), Earnings per Share. SFAS No. 128 requires primary earnings per share to be replaced with basic earnings per share. There are no differences between basic and primary earnings per share for the three month and nine month periods ended September 30, 1997 as the impact of stock options is anti-dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,
Section 27A of the Securities Act of 1933, as amended and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition and other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management). Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such speak only as of the date made.

  Transcend Services Inc. (the "Company" or "Transcend") provides healthcare information management ("HIM") services to hospitals and other associated healthcare providers. The Company's range of HIM services includes contract management of medical records and other HIM operations, transcription of physicians' dictated medical notes, and consulting relating to medical records management and reimbursement coding. The Company also provides case management and disability management services to insurance carriers, third party administrators and self-insured employers.

   The Company currently has contract management contracts covering the medical records departments of 19 hospitals with the average contract size of approximately $1.2 million ranging in bed size from 49 beds to 678 beds, in 11 states and the District of Columbia. The Company's existing contract management contracts have remaining terms ranging up to five years. The Company also provides medical records transcription services through computer and telephone links from nine regional facilities to approximately 150 healthcare providers.

  The Company recently signed four new contract management contracts, three of which require the installation and operation of electronic document management ("EDM") systems and one requires the evaluation and operation of the customer's existing EDM system. The Company believes there is a significant opportunity to enhance the value of its contract management services and, at the same time, improve its profit margins by implementing EDM solutions. The Company currently has commitments to implement EDM solutions with one existing contract management customer. These commitments require an up-front investment by the Company to procure the hardware, software, training and implementation, and are expected to produce savings over the course of the contract term, typically five years.

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

RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996



----------------------------------------------------------------------------------------
                                           THREE MONTHS ENDED SEPTEMBER 30
                                                   (In thousands)
----------------------------------------------------------------------------------------
                                 1996         %         1997         %        % Change
----------------------------------------------------------------------------------------
Net Revenue
----------------------------------------------------------------------------------------
Contract Management              $4,606      50.4%     $ 5,985      55.2%         29.9%
----------------------------------------------------------------------------------------
Transcription                     3,501      38.3%       4,368      40.3%         24.8%
----------------------------------------------------------------------------------------
Case Management                     757       8.3%         442       4.1%        (41.6%)
----------------------------------------------------------------------------------------
Other                               281       3.0%          49       0.4%        (82.6%)
----------------------------------------------------------------------------------------
TOTAL                            $9,145     100.0%     $10,844     100.0%         18.6%
----------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------
GROSS MARGIN
--------------------------------------------------------------------------------------
Contract Management              $  469      10.2%     $ 1,189      19.9%        153.5%
--------------------------------------------------------------------------------------
Transcription                       425      12.1%         477      10.9%         12.2%
--------------------------------------------------------------------------------------
Case Management                      57       7.5%          40       9.0%        (29.8%)
--------------------------------------------------------------------------------------
Other                              (172)    (61.2%)        (19)    (38.8%)        87.2%
--------------------------------------------------------------------------------------
TOTAL                            $  779       8.5%     $ 1,687      15.6%        116.6%
--------------------------------------------------------------------------------------


  Net revenue for the Company increased to $10,844,000 for the three months ended September 30,1997 from $9,145,000 for the three months ended September
30,1996, an increase of 18.6%.   Contract management revenues were the largest
single service class revenue source for the Company in each of these three month periods, representing 55.2% of total revenues in the 1997 period and 50.4% in the 1996 period. Contract management revenues increased to $5,985,000 for the three months ended September 30, 1997 from $4,606,000 in the comparable 1996 period, an increase of 29.9%. Medical transcription revenues, represented 40.3% and 38.3% respectively of the total revenue for the Company for the quarter
ended September 30, 1997 and 1996.   Medical transcription revenues increased to
$ 4,368,000 from $3,501,000 for the quarter ended September 30, 1996, an increase of 24.8%. Other revenues represented 0.5% of the Company's net revenue for the period ending September 30, 1997 and 3.1% of the Company's net revenue for the period ending September 30, 1996. Other revenues decreased $232,000 or 82.6% to $49,000 for the quarter ended September 30,1997 from $281,000 for the quarter ended September 30, 1996. Case management revenues decreased to $442,000 in the quarter ended September 30, 1997 from $757,000 for the quarter ended September 30, 1996, a decrease of 41.6% due to the loss of several key customer accounts at TCM.

  Gross profit increased to $1,687,000 for the quarter ended September 30,1997 from $779,000 in the same prior year period. Gross profit as a percentage of net revenue increased to 15.6% for the quarter ended September 30, 1997 from 8.5% for the quarter ended September 30, 1996. This increase was primarily attributable to the contract management division which expanded its gross margin to 19.9% in the quarter ended September 30,1997 from 10.2% in the same prior year period. The margin improvement in contract management is primarily attributable to improved margins at existing sites and the addition of four new contracts from October 1, 1996 to September 30, 1997. The Company's overall improvement in gross margin from contract management was offset in the 1997 to 1996 quarter comparison by a decrease in transcription margins of 1.2 percentage points which declined from 12.1% to 10.9% year over year primarily due to increased telecommunication costs.



--------------------------------------------------------------------------
                                       THREE MONTHS ENDED
--------------------------------------------------------------------------
                               SEPTEMBER 30, 1996     September 30, 1997
--------------------------------------------------------------------------
Net revenue                                 100.0%                100.0%
--------------------------------------------------------------------------
Direct costs                                 91.5%                 84.4%
--------------------------------------------------------------------------
Gross profit                                  8.5%                 15.6%
--------------------------------------------------------------------------
Marketing and sales expenses                  7.3%                  5.0%
--------------------------------------------------------------------------
General and administrative expenses          22.8%                 13.0%
--------------------------------------------------------------------------
Amortization expense                          1.4%                  1.0%
--------------------------------------------------------------------------
Loss from operations                        (41.6%)                (3.5%)
--------------------------------------------------------------------------
Interest expense, net                         0.9%                  1.0%
--------------------------------------------------------------------------
Other (income) expense                        2.2%                  0.0%
--------------------------------------------------------------------------
Loss before discontinued                    (44.7%)                (4.5%)
 operations
--------------------------------------------------------------------------
Loss from discontinued                       (4.3%)                (0.1%)
 operations
--------------------------------------------------------------------------
Net loss                                    (49.0%)                (4.6%)
--------------------------------------------------------------------------


  Marketing and sales expenses decreased 18.4% to $543,000 in the quarter ended September 30,1997 from $667,000 in the same prior quarter and decreased as a percentage of net revenue to 5.0% for the quarter ended September 30,1997 from
7.3% for the quarter ended September 30,1996.   This decrease is a result of the
restructuring and internal reorganization efforts begun in late 1996 which shifted resources and cost classifications from marketing and sales expense to general and administrative expense.

  General and administrative expenses decreased 32.3% to $1,411,000 for the quarter ended September 30,1997, from the $2,083,000 incurred in the same prior year period. Corporate general and administrative expenses decreased as a percentage of net revenue to 13.0% for the quarter ended September 30,1997 from 22.8% for the prior year quarter. General and administrative expenses declined as a percentage of net revenue due primarily to the Company's reorganization and restructuring undertaken in July and August, 1996, resulting in a reduction and stabilization in these expenses.

  Amortization expenses decreased to $110,000 for the quarter ended September 30,1997 from $129,000 for the quarter ended September 30, 1996, reflecting the impact of the 1993 acquisition of dataLogix, Inc. being fully amortized.

  The Company's loss from operations decreased to $377,000 for the quarter ended September 30, 1997 from $3,800,000 for the prior year quarter which included a one-time charge of $1,700,000.

   Other expenses decreased to $110,000 for the quarter ended September 30,1997 as compared to

$285,000 for the same prior year period, primarily due to the impact of a one-time charge of $200,000 in the same prior year quarter.

  The Company's loss before discontinued operations decreased to $487,000 for the quarter ended September 30,1997 from $4,085,000 for the quarter ended September 30,1996. This decrease is due to one-time charges of $1,900,000 in 1996, the Company's reorganization and restructuring, and the growth of contract management, offset by the decline in profitability at TCM.

  The Company's loss from discontinued operations of $15,000 and $393,000 for the quarters ended September 30, 1997 and September 30, 1996, respectively, is due to legal expenses incurred in connection with the Lawsuit (hereinafter defined). See Part II, Item 1. Legal Proceedings.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996



                                               NINE MONTHS ENDED SEPTEMBER 30
                                                       (In Thousands)
-------------------------------------------------------------------------------------------------
                                  1996            %          1997          %         % Change
-------------------------------------------------------------------------------------------------
Net Revenue
-------------------------------------------------------------------------------------------------
Contract Management                $15,889        54.5%     $17,183        53.8%           8.1%
-------------------------------------------------------------------------------------------------
Transcription                        8,988        30.9%      13,063        40.9%          45.3%
-------------------------------------------------------------------------------------------------
Case Management                      2,865         9.8%       1,419         4.4%         (50.5%)
-------------------------------------------------------------------------------------------------
Other                                1,391         4.7%         284         0.9%         (60.2%)
-------------------------------------------------------------------------------------------------
TOTAL                              $29,133       100.0%     $31,949       100.0%           9.7%
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
GROSS MARGIN
-------------------------------------------------------------------------------------------------
Contract Management                $ 2,296        14.4%     $ 2,828        16.5%          23.2%
-------------------------------------------------------------------------------------------------
Transcription                        1,095        12.2%       1,921        14.7%          75.5%
-------------------------------------------------------------------------------------------------
Case Management                        562        19.6%         156        11.0%         (72.2%)
-------------------------------------------------------------------------------------------------
Other                                 (360)      (50.9%)        (89)      (31.3%)         75.5%
-------------------------------------------------------------------------------------------------
TOTAL                              $ 3,591        12.3%     $ 4,816        15.1%          34.1%
-------------------------------------------------------------------------------------------------

  Net revenue for the Company increased to $31,949,000 for the nine months ended September 30,1997 from $29,133,000 for the nine months ended September 30,1996,
an increase of 9.7%.   Contract management revenues were the largest single
service class revenue source for the Company in each of these nine month periods, representing 53.8% of net revenue in the 1997 period and 54.5% in the 1996 period. Contract management revenues increased to $17,183,000 for the nine months ended September 30,1997 from $15,889,000 in the comparable 1996 period, an increase of 8.1%. Medical transcription revenues were the second largest source of revenues for the Company for the nine months ended September 30, 1997 and 1996, representing 40.9% of net revenue in the 1997 period and 30.9% of net revenue in the 1996 period. Medical transcription revenues increased to $13,063,000 for the nine months ended September 30,1997 from $8,988,000 for the same prior year period, an increase of 45.3%. Other revenues decreased $429,000 or 60.2% to $284,000 for the nine months ended September 30, 1997 from $713,000 for the nine months ended September 30, 1996. Case management revenues decreased to $1,418,000 in the nine months ended September 30,1997 from $2,865,000 for the nine months ended September 30,1996, a decrease of 50.5%.

  Gross profit increased to $4,816,000 for the nine month period ended September 30, 1997 from $3,591,000 in the same prior year period. Gross profit as a percentage of net revenue increased to 15.1% for the nine months ended September 30, 1997 from 12.3% in the same prior year period. This increase was primarily attributable to the transcription division which expanded its gross margin to 14.7% from 12.2% for the same prior year period ended September 30, 1996 and the contract management division which expanded its gross margin to 16.5% from 14.4% for the prior year period. The Company's overall gross margin was negatively impacted in the 1997 to 1996 nine month comparison due to a decrease in case management gross margin which declined year over year 19.6% to 11.0%.


--------------------------------------------------------------------------------
                                                   NINE MONTHS ENDED
--------------------------------------------------------------------------------
                                       SEPTEMBER 30, 1996     September 30, 1997
--------------------------------------------------------------------------------
Net revenue                                 100.0%                 100.0%
--------------------------------------------------------------------------------
Direct costs                                 87.7%                  84.9%
--------------------------------------------------------------------------------
Gross profit                                 12.3%                  15.1%
--------------------------------------------------------------------------------
Marketing and sales expenses                  6.5%                   4.6%
--------------------------------------------------------------------------------
General and administrative expenses          15.5%                  11.6%
--------------------------------------------------------------------------------
Amortization expense                          1.4%                   1.1%
--------------------------------------------------------------------------------
Loss from operations                        (16.9%)                 (2.2%)
--------------------------------------------------------------------------------
Interest expense, net                         0.6%                   1.0%
--------------------------------------------------------------------------------
Other (income) expense                        0.7%                   0.0%
--------------------------------------------------------------------------------
Loss before discontinued                    (18.2%)                 (3.2%)
 operations
--------------------------------------------------------------------------------
Loss from discontinued                       (2.7%)                 (0.4%)
 operations
--------------------------------------------------------------------------------
Net loss                                    (21.0%)                 (3.6%)
--------------------------------------------------------------------------------

  Marketing and sales expenses decreased 23.1% to $1,463,000 in the nine month period ended September 30,1997 from $1,902,000 in the same prior year period and decreased as a percentage of net revenue to 4.6% for the nine month period ended September 30,1997 from 6.5% for the nine month period ended September 30,1996. This decrease is a result of the restructuring and internal reorganization efforts begun in late 1996 which shifted resources and from marketing and sales expense to general and administrative expense.

  General and administrative expenses decreased 18% to $3,702,000 for the nine months ended September 30, 1997 from the $4,515,000 incurred in the same prior year period. Corporate general and administrative expenses decreased as a percentage of net revenue to 11.6% for the nine months ended September 30, 1997 from 15.5% in the same prior year period. General and administrative expenses declined as a percentage of net revenue due primarily to the Company's reorganization and restructuring undertaken in July and August, 1996, resulting in a reduction and stabilization in these expenses.

  Amortization expenses decreased to $343,000 for the nine months ended September 30, 1997 from $406,000 for the nine months ended September 30, 1996, reflecting the impact of the 1993 acquisition of dataLogix, Inc. being fully amortized.

  The Company's loss from operations decreased to $692,000 for the nine months ended September 30, 1997, a $4,240,000 improvement from the $4,932,000 loss in the same prior year period.

   Other expenses decreased to $323,000 for the nine months ended September 30,1997 as compared to $380,000 for the nine months ended September 30,1996, primarily due to a one-time charge of $200,000 in 1996 offset in 1997 by an increase of interest expense incurred in connection with the Company's borrowings against its credit facility.

  The Company's loss before discontinued operations decreased to $1,015,000 for the nine months ended September 30,1997 from $5,312,000 for the nine months ended September 30,1996. This improvement is due to the Company's reorganization and restructuring, the growth in contract management and transcription, offset by the decline in profitability at TCM.

  The Company's loss from discontinued operations of $124,000 and $793,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively, is due to legal expenses incurred in connection with the Lawsuit (hereinafter defined). See Part II, Item 1. Legal Proceedings.

LIQUIDITY AND CAPITAL RESOURCES

   For the nine months ended September 30, 1997, cash flows from continuing operations used $610,000. Cash has been used to fund the Company's operating losses and investment in capital assets and to increase its prepaid expenses, accounts receivable and other assets. See also Part I, Item 1. Financial Statements. Consolidated Statements of Cash Flows.

  Discontinued operations used cash of $154,000 for the nine month period ended September 30, 1997 representing cash expenditures of $107,000 for collection costs and other discontinued operations liabilities and $124,000 for legal fees and expenses incurred in connection with the Company's civil Lawsuit, offset by cash contributed from discontinued operations (through the collection of accounts receivable) of $77,000. See Part II, Item 1. Legal Proceedings.

  The Company had net working capital of $766,000 on September 30, 1997, which compares to a deficit of $1,576,000 at December 31, 1996. The increase in working capital of $2,342,000 is attributable to a new credit facility established on April 3, 1997 which resulted in the retirement of the outstanding debt with Silicon Valley Bank. The Silicon Valley Bank debt was classified under current liabilities while the new credit facility with Coast Business Credit is classified as long term debt.

  For the nine months ended September 30, 1997, the Company's principal use of cash of $1,913,000 for investing purposes was for capital expenditures in the amount of $1,631,000 and the purchase of DocuMedX of $282,000.

  For the nine months ended September 30, 1997, financing activities provided cash of $2,406,000 primarily from proceeds from the exercise of stock options and net borrowings under the Company's line of credit agreements.

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

  On August 8, 1997, the Company agreed to amend its credit facility with Coast. Under the terms of the amendment, the term of the agreement was extended to May 31, 2000 and the funding formula modified to provide additional liquidity to the Company by providing funding of 1.5 times average monthly receipts under long term transcription contracts. The amendment also provides for an increase in the funding formula from 1.5 times to 2.0 times monthly contract revenues provided that the Company's tangible net worth exceeds $5.0 million for five consecutive business days. Based on current contract revenues and receivables under 90 days, the credit facility and recent equity financing will provide a current funding capacity of approximately $5.0 million.

  These facilities are priced at prime plus 2.25% declining to prime plus 1.75% upon two consecutive quarters of achievement and ongoing maintenance of a debt service coverage ratio of not less than 1.5 measured on an earnings before interest, taxes, and amortization ("EBITA") basis. EBITA is used by Coast as an indicator of a company's ability to incur and service debt. EBITA should not be considered an alternative to operating income, net income, cash flows, or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance, or as a measure of liquidity. These facilities are secured by a first security interest on all Company assets.

  The Company anticipates that cash on hand, together with internally generated funds, cash collected from discontinued operations, cash available under its credit facilities, as amended, and from its recent private placement of convertible preferred stock discussed below will be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business, and fund the out-of-pocket expenses and certain legal fees of its civil litigation action against certain insurance carriers for the remainder of fiscal 1997. However, expanded capital requirements for the continued funding and implementation of EDM systems and other unusual capital investments will require additional capital resources. The Company is actively evaluating alternatives to provide expansion of its capital resources.

  On November 14, 1997, the Company raised approximately $5.3 million in cash through a private placement of 212,800 shares of newly issued Series A Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock has a $.01 par value, $25.00 stated value, and a dividend of 9% payable quarterly. The shares of Preferred Stock are convertible into shares of Common Stock at any time at the option of the holder at a conversion price of $3.375 per share.

  Under certain circumstances the Company may, at its option, redeem the Preferred Stock on or after November 15, 1998, in whole or in part, at the redemption prices set forth below together with all accrued and unpaid dividends to the redemption date provided.

               Redemption Dates          Redemption Prices
               ----------------          -----------------

            11-15-98 through 11-14-99           109%
            11-15-99 through 11-14-00           106%
            11-15-00 through 11-14-01           103%
            11-15-01 and after                  100%

        The holders of the Preferred Stock may convert the Preferred Stock into shares of Common Stock within 60 days following the Company's notice of redeemption. As an exhibit to this Quarterly Report on Form 10-Q, the Company has filed a proforma balance sheet as of September 30, 1997 which assumes the Preferred Stock Private Placement had occurred on September 30, 1997.

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

  For the nine months ended September 30,1997, the Company expensed approximately $124,000 of legal expenses connected with the lawsuit. Under the original agreement with the Company's counsel of record in the Lawsuit, there was a cap on legal expenses and after December 1996, with respect to expenses incurred at the trial court level, the Company would only be responsible for out-of-pocket expenses and the payment to counsel of a percentage of any recovery of damages by the Company. However, in May 1997, the Company was notified that the partner principally responsible for the case was leaving the firm with which the Company contracted to handle the case. The Company has moved the representation to new counsel, which resulted in negotiation of a new fee arrangement requiring the Company to pay additional legal expenses incurred in connection with the appeal.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

  On November 14,1997, the Company sold an aggregate of 212,800 shares of newly authorized Series A Convertible Preferred Stock (the "Preferred Stock") to a total of 15 accredited investors as such term is defined in the Securities Act of 1933, as amended. The purchase price for the Preferred Stock was $25.00 per share and the aggregate gross proceeds to the Company was $5,320,000. The Preferred Stock is convertible into shares of Common Stock at any time at the option of the holder, in whole or in part, at a conversion price of $3.375 per share subject to adjustment in the event of certain stock splits and combinations, reorganizations, reclassifications, mergers or consolidations of the Company or in the event the Company issues shares of Common Stock at a price per share less than $3.375. In addition, if the Company fails to pay dividends for eight consecutive quarters, the holders of the preferred Stock will be entitled to a readjustment of the conversion ratio so that they may convert into twice as many shares of Common Stock as the conversion ratio then in effect. The Preferred Stock is redeemable by the Company under certain circumstances on or after November 15, 1998.

  The Preferred Stock ranks senior in all respects to the Company's Common Stock, including without limitation, payment on liquidation and declaration and payment of dividends. So long as any Preferred Stock is outstanding, no dividend (other than a dividend payable in Common Stock or any other stock of the Company ranking junior to the Preferred Stock as to dividends and upon liquidation) shall be declared or paid or set aside for payment, nor shall any other distribution be declared or made, upon the Common Stock or upon any other stock of the Company ranking junior to or pari passu with the Preferred Stock as to dividends or upon liquidation, nor shall any of the Common Stock or any other stock of the Company ranking junior to or pari passu with the Preferred Stock as to dividends or upon liquidation be redeemed, repurchased or otherwise acquired for any consideration (or any monies paid to or made available for a sinking fund for the redemption of any shares of any such stock) by the Company or any subsidiary thereof (except by conversion into or exchange for shares of Common Stock or of any other stock of the Company ranking junior to the Preferred Stock as to dividends and upon liquidation) unless, in each case, the full cumulative dividends on all outstanding shares of Preferred Stock for all dividends in arrears shall have been paid or declared and set apart for payment. In addition, no dividend may be paid on any share of Preferred Stock unless a like proportionate dividend is paid upon, or declared for, all shares of the Preferred Stock as to which dividends shall have accrued.

  Except as required by law, the holders of the Preferred Stock shall vote together with the Common Stock as a single class on all actions to be voted on by the shareholders of the Company and have the same number of votes per share on each such action as shall equal the number of shares of Common Stock (rounded down to the nearest whole share of Common Stock) into which each share of Preferred Stock is then convertible. The Company shall not,however, without the prior consent (in addition to any other vote or consent required by law, contract or otherwise) of the holders of seventy-five percent (75%) of the outstanding shares of Preferred Stock, voting as a class: (i) create or authorize any additional stock or any class or series unless the same ranks junior to the Preferred Stock as to dividends, as to redemptions and as to the distribution of assets on dissolution, liquidation or winding up, whether voluntary or involuntary, or create or authorize any obligation or security convertible into shres of stock of any class or series unless the same ranks junior to the Preferred Stock as to dividends, as to redemptions and as to the distribution of assets on dissolution, liquidation or winding up, whether voluntary or involuntary; or (ii) amend, alter or repeal the Certificate of Incorporation, the Certificate of Designations creating the Preferred Stock or Bylaws, or file any director's resolutions pursuant to the General Corporation laws of the State of Delaware, containing, in any such a case, any provision which in any manner adversely affects the respective powers, designations, preferences or rights, or the qualification, limitations or restrictions thereof, of the Preferred Stock; (iii) agree to, or permit any subsidiary to agree to, any provision in any agreement that would impose any restrictions on the Company's right to make any redemption of or convert any of the Preferred Stock or otherwise prohibit the Company from honoring the exercise of any rights of the holders of the Preferred Stock now have or may hereafter have, or (iv) engage in any merger, share exchange, consolidation or reorganization which would result in the holders of Common Stock of the Company immediately prior to such transaction owing less than fifty percent (50%) of the Common Stock of the Company, or such surviving entity, immediately after such transaction; provided, however, with respect to the subsection (iv), in the event that such consent is not obtained, the Company may, at its option, redeem all or a portion of the then issued and outstanding Preferred Stock on or after November 15, 1998.

  The issuance of the securities described above was made in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act of 1933 as a transaction by an issuer not involving a public offering. Offers and sales were made without any public solicitation and the securities bear a restrictive legend. No underwriter was involved in the transaction and no commissions were paid.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  The following exhibits are filed herewith:

             10.14.1  Second Amendment dated August 8, 1997 to Loan and
                      Security Agreement dated April 3, 1997 between the Company and Coast Business Credit.

             11       Computation of Per Share Earnings

             27.1     Financial Data Schedule (for SEC use only)

             99.1     Proforma Balance Sheet

      (b) Reports on Form 8-K: there were no filings on Form 8-K during the quarter ended September 30, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                    TRANSCEND SERVICES, INC.



November 14, 1997                   By: /s/ Larry G. Gerdes
                                        ------------------------------------
                                        Larry G. Gerdes,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



November 14, 1997                   By: /s/ Doug Shamon
                                        ----------------------------------------
                                        Doug Shamon
                                        Executive Vice President,
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)