Form 10-K
period 1997-12-31
TRANSCEND SERVICES INC
filed 1998-03-30
CIK 858452

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                                    MARK ONE
(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934
                                 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1997
                                       or

    (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                               (NO FEE REQUIRED)

               For the transition period from                 to
                         Commission File Number 0-18217

                            TRANSCEND SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                       33-0378756
         (State or other jurisdiction           (IRS Employer
                of incorporation)            Identification No.)

         3353 PEACHTREE ROAD, N.E., SUITE 1000, ATLANTA, GEORGIA  30326
             (Address of principal executive offices and zip code)
       Registrant's telephone number, including area code: (404) 836-8000

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

    Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed using the last sale price as reported for the Registrant's common stock on March 9, 1998 was $64,274,184.

Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

      Class                                   Outstanding at March 9, 1998
      -----

 Common Stock, $.01 par value                           20,567,739
                                                    --------------------


                      DOCUMENTS INCORPORATED BY REFERENCE



Portions of the registrant's proxy statement dated March 27, 1998, for the 1998
                        Annual Meeting of Stockholders,
  are incorporated by reference herein in response to Part III of this report.

================================================================================

                                     PART I


ITEM 1. BUSINESS


  Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company"s Securities and Exchange Commission filings.


GENERAL


  Transcend Services, Inc. ("Transcend" or the "Company") provides healthcare information management ("HIM") solutions to hospitals and other associated healthcare providers. The Company's range of HIM services includes (i) contract management, or "Co-Sourcing", of medical records and other HIM functions; (ii) transcription of physicians' dictated medical notes; and (iii) consulting relating to medical records and reimbursement coding. The Company currently operates the medical records and certain other HIM functions of 21 general acute care hospitals located in 11 states and the District of Columbia. The Company, through its wholly-owned subsidiary Transcend Case Management, Inc. ("TCM"), also provided case management and disability management services to insurance carriers, third party administrators and self-insured employers; however, the net assets of TCM were sold in March 1998.



  With over 5,000 hospitals in the United States, the market for outsourcing the management of medical records departments, medical transcription services, medical record coding services, and management of other affiliated departments is sizable. Approximately 1,500 hospitals in the United States have more than 200 beds and constitute the Company's first tier of market opportunity. The Company believes that fewer than 50 such hospitals currently outsource the management of the medical records department.



  The healthcare industry is undergoing significant and rapid change. Hospitals and other healthcare providers have come under increased scrutiny from regulators and third party payers. As a result, hospitals are now looking to outsource to third parties certain costly or complicated functions that are not directly related to core competencies or where they are unable to achieve economies of scale. In particular, patient information, and the delivery of such information in a timely fashion, have become critical to improving productivity, efficiency and cost containment, while maintaining a high level of patient care. For instance, many hospitals are finding that their medical records departments are inadequate, and to remedy the inadequacies of these functions, they are beginning to turn to third party service providers which have expertise in managing mdical records, admissions and other affiliated departments.



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

  The Company believes that there is a need, and therefore an emerging market, for third party service providers to assist hospitals and other healthcare providers in (i) the effective implementation of the available technological tools for healthcare information management, (ii) the process of managing healthcare information across the pre-admission to post-discharge continuum of the healthcare delivery system, and (iii) the management and training of personnel in healthcare information departments. By managing the entire flow of patient information through the hospital, errors, inefficiencies and their associated costs can be minimized.

INDUSTRY OVERVIEW


          The healthcare industry is undergoing significant and rapid change. Trends such as government regulation, industry consolidation, increased focus on quality of care, and technological advancements are providing business opportunities for Transcend and other healthcare service providers. Hospitals and other healthcare providers have come under increased scrutiny from regulators and third party payers. Reimbursement pressures from managed care growth have fueled industry consolidation and the formation of various forms of healthcare integration from integrated delivery networks to managed service organizations. Documentation requirements have significantly increased resulting in increases in dictation and transcription of medical notes. Breakthroughs in technology, telecommunications, the growing acceptance of the Internet, and new applications such as digital imaging systems and voice recognition systems have emerged. As a result, hospitals are now looking towards new technologies to help them compete.

  The industry has long sought a true "electronic patient record" where all relevant patient data is captured and organized for use in patient care, outcomes evaluation, and for automating healthcare administration. However, management of the Company believes that the development and wide scale implementation of such systems are still several years away. Over the past several years, new "electronic document management" technologies have emerged and gained acceptance as a bridge to the electronic patient record.

  Electronic document management systems capture patient demographic and clinical data via interfaces to existing healthcare information systems and capture images of paper documents still in use. Industry sources estimate that as much as 60% of the patient record is still captured in paper form. While electronic document management systems do not capture all relevant information contained within paper documents as discreet data elements, these systems automate and image enable the operation of the medical record department functions. Electronic document systems also provide instantaneous and simultaneous access to medical record information to authorized parties.


  Advances in telecommunications, Internet technologies and voice recognition capabilities are emerging, creating opportunities to apply these technological advances to various functions within the medical record department, including medical transcription, abstracting, and coding. These technologies enable cost-effective digital movement of voice, images, and data allowing for offsite processing of these various functions. The ability to process offsite allows for faster turnaround times, increased availability of skilled professionals, and lower costs.


  The healthcare industry has recognized the need for improvement in the processing of healthcare information, and to achieve this improvement, there has been a dramatic increase in the development of technological solutions. Although there have been significant advances in the management of medical information in general, little progress has been made introducing this technology to the management of the medical records departments, medical transcription, medical coding, patient admissions or other areas that handle the flow of patient information.

          Many hospitals are finding that their medical records departments are in many respects inadequate and that outsourcing healthcare information functions and related departments can result in competitive advantages by reducing costs such as employee training and technology and equipment upgrades.

          Hospitals have outsourced basic services including housekeeping, laundry and food preparation for a number of years to reduce operating costs and ensure quality of service. They are now looking at other costly or complicated functions that are not directly related to core competencies or where they are unable to achieve economies of scale. An increasing number of healthcare providers are now outsourcing the pharmacy, emergency room staffing and physical therapy staffing functions. Many functions of health information management have been widely outsourced including transcription, microfilming, record storage, release of information, cancer registry and coding. The Company believes its comprehensive Co-Sourcing concept is a natural extension of underlying industry trends.

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



  On March 16, 1998, the net assets of the Company's wholly-owned subsidiary, Transcend Case Management Services, Inc. ("TCM"), formerly Sullivan Health and Management Services, Inc. were sold to CORE, INC., a publicly traded corporation.


BUSINESS STRATEGY


  The Company's business strategy focuses on the application of advanced technological tools and healthcare information management expertise to improve the efficiency and productivity of HIM services and to improve the clinical access to patient records. Key elements of the Company's business strategy are as follows:



  Expand the Core Co-Sourcing Business.   The Company is focused on increasing
its penetration of the healthcare information management market. The Company's initial target market is comprised of the approximate 1,500 hospitals in the United States with more than 200 beds. The Company expanded its sales force by the recent hiring of three new experienced sales professionals and has expanded the scope of its professional sales force to include medical transcription, medical coding, and consulting services. In early 1997, the Company implemented a new lead qualification and sales process that resulted in a decline in the number of outside assessments, but a dramatic increase in closure rates.



  Apply Leading Technology. Transcend is a technology oriented service company and intends to utilize the most effective technology available to improve the way information is managed in healthcare. The application of advanced technology will reshape the way information is managed across the healthcare delivery system in the future and provide margin expansion opportunities. Such technology is designed to provide instantaneous and simultaneous access to the medical record by authorized users including physicians and other clinical providers.

  Since July 1997, the Company has offered a turnkey solution to healthcare providers where the Company acquires and implements electronic document management systems for its clients as part of its overall Co-Sourcing solution. Substantially all of the Company's sales and current prospects involve the implementation and operation of electronic document management solutions as part of the contract. The Company has sought and will continue to seek business alliances with leading healthcare information technology companies where the Company's Co-Sourcing solution enhances the opportunity to implement technologies. In order to execute this strategy, the Company has created an implementation and engineering group responsible for developing and executing a standard methodology for the implementation of electronic document management and transcription systems. Implementation teams will be staffed with project management, technical support, and process engineering professionals.

  Develop Information Delivery Center Capability. The Company has developed the concept of an Information Delivery Center ("IDC") as a business model for the offsite processing of healthcare information. Under the model the Company plans to consolidate certain of the functional and technological aspects of HIM services into service centers. The initial focus is the development of offsite coding and abstracting capabilities and a standard national transcription platform. Additional functions such as chart analysis, release of information, cancer registry, scheduling, pre-registration information assembly, benefit verification and procedure precertification, and almost all patient accounting and billing functions, could also be added.

  In contrast to the current model, under which most of the personnel remains on site at the customer's facility, much of the staff performing these functions would be off site, with the potential for a significant portion of the personnel to become home-based "telecommuters." Certain employees would remain at the client hospital with responsibilities for document scanning and customer service functions, as well as to provide an administrative liaison role in the hospital, participate in hospital committee functions and oversee compliance issues.

  The IDC offers several benefits, including the ability to (i) perform similar functions for multiple clients, thereby increasing efficiency and reducing staffing needs, (ii) offer centralized Co-Sourcing services to larger geographically dispersed integrated delivery systems, and (iii) increase the range of potential clients to include larger medical clinics, skilled nursing facilities, long-term care facilities and, eventually, payors such as HMOs with complex information management requirements.


  The Company's first information delivery center, located at the Company's headquarters in Atlanta, recently completed its beta testing and currently employs three medical coders who perform offsite coding for the Company's Phoenix, Arizona hospital client.


  Expand Range of Co-Sourcing Services. Through its services, Transcend provides immediate and long-term cost savings and revenue and cash flow improvements to its healthcare provider customers. The Co-Sourcing relationship could expand in time to include other services such as admissions, utilization review, quality assurance and business office services. Because such services are essential to the efficient flow of information in healthcare delivery systems, and with the advantage of the Company's technology solution, these services are a natural extension of the Co-Sourcing of the medical records department.

  Although the Company currently has no contracts for business office services, the Company is exploring such opportunities. Better management of the business office benefits the hospital by both reducing costs and increasing the turnover rate of accounts receivable. The Company has demonstrated that by more effectively managing medical records, it has significantly reduced the level of unbilled accounts receivable and has created a more efficient and accurate flow of information to the business office.

  Pursue Acquisitions and Strategic Alliances. The Company has historically used an acquisition strategy to fulfill part of its business plan, and will continue to seek acquisition opportunities to complement, expand and diversify its service offerings. The Company will also pursue the formation of strategic alliances in an effort to accelerate its growth through market expansion. The Company is presently pursuing joint marketing efforts with other companies to establish more comprehensive Co-Sourcing relationships, including the business office of the hospital, to be implemented over a larger shared client base. However, the Company believes that the Co-Sourcing concept can meet the needs of many other healthcare providers, and the Company's marketing efforts are designed to eventually expand its customer profile to include larger clinics, sub-acute care facilities, HMOs, skilled nursing facilities and others.

  Create Value From Data Captured in Systems. As the Company develops and implements its systems, it plans to capture the key data elements from its systems in a data repository. Such data can then be "mined", increasing the value of the services provided by Transcend and potentially creating new revenue channels.



SERVICES


          Co-Sourcing. The Company's "Co-Sourcing" solution involves the management by the Company of patient information, both clinical and financial, throughout the healthcare delivery system beginning before a patient is admitted and continuing after the patient is discharged. This involves activities related to the compilation, evaluation, and completion of patient records as well as the storage and retrieval of patient records.

  Under the terms of its Co-Sourcing contracts, the Company provides complete day-to-day management and operation of the facility's medical records
department.   Activities include:


   .    Gathering of patient record information from various sources

   .    Transcription of medical dictation

   .    Coding of inpatient, outpatient, ambulatory, and emergency room visits

   .    Abstraction of medical information
        Issuance of birth certificates

   .    Issuance of death certificates

   .    Reporting of certain data related to trauma and cancer cases to governing bodies

   .    Patient record deficiency analysis

   .    Patient record completion

   .    Storage of patient records

   .    Retrieval and delivery of patient records

   .    Release of information to third parties



  The Company's Co-Sourcing contracts are of two types. Under "Management
Only" contracts, the Company provides a department director to supervise a hospital's medical records department and employs the departmental supervisory personnel, while all other employees of the department remain on the hospital's payroll. Under full contract management services agreements, the Company hires all the employees of the department as the Company's employees. The Company generally provides supplemental training to these employees once it takes over the department. The Company prefers, whenever possible, to maintain the employment of all of the existing employees and is rarely required to hire additional staff.

          A significant feature of the Company's Co-Sourcing services is the use of a Professional Services Group, made up of skilled and experienced professionals, whose responsibility is to act as an internal consulting team to its Co-sourced customers. This team is to support the customer sites at any time and to develop "Best Practices," the Company's quality standards that are continuously updated to represent the best in the marketplace. This group also performs services on a consulting basis to other customers.

          The application of better technology will reshape the way information is managed across the healthcare delivery system in the future and provide additional cost savings. The Company will use the most effective technology available to deliver its services. Such technology is designed to provide instantaneous and simultaneous access to the medical record by authorized users.

          Medical Transcription Services.   The Company entered the medical
transcription services business to improve accuracy, reduce turnaround time and improve margins for its Co-Sourcing customers, primarily through advances in technology. Transcription generally consumes 25-35% of the medical record department budget. The Company's transcription business provides a computer-based service for transcription of physician dictation. While its service arrangements vary by customer, some of which require transcription to be performed on-site, these services are primarily provided from remote locations utilizing telecommunications capabilities. As a result, many of its transcription employees are able to work as "telecommuters" using networked computers in their homes.

  The Company is typically paid for its transcription services per line transcribed. Where transcription services are included as part of the services provided in the Company's Co-Sourcing contracts, the services are provided internally by the Company's transcription operations as part of the overall Co-Sourcing services. The Company seeks wherever possible to cross-market its transcription services with its Co-Sourcing services.



  Professional Consulting Services.   In addition to supporting its Co-Sourcing
customers, the Professional Services Group offers independent consulting services to healthcare providers. The group provides advice with respect to management and operation of medical records departments and related healthcare information functions, particularly reimbursement coding or data quality improvement services, as well as consultation services regarding the health information aspects of hospitals' utilization management and quality management functions. Such services, which can also include interim medical record department management and related services, are provided on a negotiated fee for service basis.

          Case Management.   Case management provided assessment, care planning,
recommendations, and care coordination services for injured and ill persons covered by workers compensation and health insurance plans. The Company employed or contracted with registered nurses who acted as a coordinator between the patient, the healthcare providers and the insurance carriers or employers, seeking to ensure the provision of optimal healthcare with an efficient use of resources. Case management typically involves routine onsite visits to the patient and monthly reporting to the insurance carriers. In addition, the Company provided vocational evaluations and computerized skills assessments for clients covered by insurance programs, workers' compensation, long-term disability and Social Security disability.



  The Company has viewed the case management operation as non-strategic. As such, on March 16, 1998 the Company sold the net assets of its case management operations and ceased operations.


CUSTOMERS


  The Company's current customer base consists primarily of hospitals for which the Company provides medical records department management, medical transcription services, and/or consulting services. However, the Company believes that the outsourcing concept can meet the needs of many other healthcare providers, and the Company's marketing efforts are designed to eventually expand its customer profile to include larger clinics, sub-acute care facilities, HMOs, skilled nursing facilities and others.



  PRINCIPAL CUSTOMERS. Based on revenues for the fiscal years ended December 31, 1995, 1996, and 1997, no single customer paid fees to the Company which amounted to or exceeded 10% of the Company's revenues in those periods.


SALES AND MARKETING


  The Company currently employs eight full-time sales professionals, excluding Transcend Case Management Inc.; five in geographic territories, two national account executives and the Executive Vice President Sales and Marketing. The sales professionals are supported by a sales and marketing support staff of 3 who develop advertising, marketing literature, organize direct mail campaigns and trade show events. In addition, the Company engages an outside telemarketing firm for lead generation and targeted campaigns.

  Transcend's prospects and sales have come principally on the basis of personal contacts by the Company's sales professionals with senior hospital executives as well as referrals from its relationships with healthcare information technology companies, consulting clients and telemarketing leads. The Company's sales force provides coverage in virtually every major hospital market in the country, with sales representatives in each of the principal geographic regions of the country (Southwest, West, Midwest, Southeast, and Northeast) along with a national sales representative focused on larger strategic opportunities. The Company's marketing strategy also includes targeted advertising in industry trade publications, direct mailings, trade shows, customer testimonials, seminars and other educational literature that emphasizes the Company's market leadership position, its management expertise and its track record with current clients.

          The Company's transcription and consulting services have historically been marketed primarily through personal contacts and referrals from existing clients. Beginning in late 1997, the Company assigned sales professionals to geographic territories for all services offered by the Company, including transcription and coding services. Also in 1997, the Company has hired a national accounts sales professional targeting national opportunities and broadening strategic alliances. The Company has also signed an agreement with VHA, Inc., a national association of non-profit hospitals, whereby Transcend became VHA's preferred provider of medical records outsourcing, coding, and medical transcription.


COMPETITION


  The Company's greatest competition presently comes from existing, internal medical records departments of hospitals, which often resist the Co-Sourcing concept. Acceptance by hospitals of the outsourcing of medical records and related departments will depend in part on the ability of the Company to alleviate concerns of hospital management related to outsourcing. These include loss of control, information quality and integrity concerns, employee welfare concerns and a bias against outsourcing due to previous poor experiences. There is currently only one national firm, Pyramid, Inc. (Southern California based), engaged in comprehensive healthcare information management outsourcing, although several other new entrants are expected. The Company expects that as the concept of outsourcing becomes more accepted, it will encounter further competition. With the substantial market opportunity, some or all of the following sources are likely to enter the market: healthcare information management consultants; healthcare information services providers, particularly developers and vendors of management software; companies that outsource business office functions; and other parties in contract management businesses (for example, business or financial management services) desiring to enter the healthcare field.

  The Company expects that distinguishing competitive factors will include reputation for expertise in health information management, expertise and experience in implementing leading technologies, size and scope of referenceable accounts, prior experience in outsourcing, and pricing. Additionally, there are national companies that operate in other areas of the health information management spectrum, primarily, the business office and transcription. As the Company expands its scope into other areas of health information management, the Company expects to compete with other, perhaps better established, better capitalized and larger competitors.

  The Company experiences competition with respect to its transcription business from a variety of sources, including both local and national businesses. The medical transcription services market is highly fragmented, with over 1,500 transcription companies nationally. In addition, the industry is undergoing consolidation led by MedQuist, Inc., a publicly held corporation, and two national venture-backed private corporations, MRC and Rodeer. The Company believes the principal competitive factors include reputation, prior experience, pricing, timeliness (i.e., turnaround times on transcribed documents) and accuracy of performance.


GOVERNMENT REGULATION


  Virtually all aspects of the practice of medicine and the provision of healthcare services are regulated by federal or state statutes and regulations, by rules and regulations of state medical boards and state and local boards of health and by codes established by various medical associations. The Company has attempted to structure its operations to comply with these regulations. The Company is not presently subject to direct regulation as an outsourcing services provider. Future government regulation of the practice of medicine and the provision of healthcare services may impact the Company and require it to restructure its operations in order to comply with such regulations. In addition, in connection with its case management business, certain of the Company's employees and independent contractors were registered nurses. These individuals were subject to certain licensing standards in the states in which they practice, and were responsible for maintaining their licenses. The Company's case management division was not subject to any material governmental regulation, although certain states in which the Company provided case management services have established fee schedules under their workers' compensation laws which apply to certain case management services provided by the Company.



EMPLOYEES


  As of December 31, 1997, the Company had approximately 800 full-time employees and 208 part-time employees, including 21 administrative and executive employees at its headquarters office in Atlanta, Georgia; 17 employees in sales and marketing; 459 employees at Co-Sourcing sites, and 524 employees in its medical transcription operations. Case Management had 25 full-time employees, 3 part-time employees and contracts with over 15 registered nurses who were not employees of the Company. The Company also supervises 93 employees of contracting hospitals at Co-Sourcing sites. The Company is not a party to any collective bargaining agreement. The hospital employees at one Co-Sourcing site have been solicited by union representatives, but no definitive action toward representation has been taken. The Company has not experienced any strikes or work stoppages, and believes that its relations with its employees are good.



ITEM 2. PROPERTIES.


          The Company leases the space for its principal offices in Atlanta, Georgia, space for satellite sales offices, and space for its transcription offices in Chicago, Illinois; Pittsburgh, Pennsylvania; Columbus, Ohio; Boston, Massachusetts; Atlanta, Georgia; Salt Lake City, Utah; Los Angeles, California; Seattle, Washington; and Portland, Oregon. Transcend Case Management, Inc. leased space for its business in Orlando, Florida and Dallas, Texas.

 Co-Sourcing sites utilize the customer's premises without lease commitments.

ITEM 3. LEGAL PROCEEDINGS.


  The Company is subject to certain claims in the ordinary course of business which are not material.



  On September 17, 1993, the Company and its former subsidiaries, First Western Health Corporation and Veritas Healthcare Management, and the physician-owned medical groups, FWHC Medical Group, Inc. and Veritas Medical Group, Inc., which had contracts with the healthcare subsidiaries, initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against 22 of the largest California workers' compensation insurance carriers (the "Lawsuit".) The Lawsuit was subsequently amended to name 13 defendant insurance groups including State Compensation Insurance Fund, Continental Casualty Company, California Compensation Insurance Company, Zenith National Insurance Corporation and Pacific Rim Assurance Company. The action seeks $115 million in compensatory damages plus punitive damages. The plaintiffs claim abuse of process, intentional interference with contractual and prospective business relations, negligent interference and unlawful or unfair business practices which led to the discontinuation in April 1993 of the former business of the Company's subsidiaries and their contracting associated medical groups. Nine defendants in the Lawsuit have filed cross complaints against the plaintiffs seeking restitution, accounting from the plaintiffs for monies previously paid by the defendants, disgorgement of profits, injunctive relief, attorneys' fees and punitive damages, based upon allegations of illegal corporate practice of medicine, illegal referral arrangements, specific statutory violations and related improper conduct. The Company and its counsel do not believe that it is likely that the Company will be held liable on any of the cross complaints; however, there can be no assurance that the Company will be successful in the defense of the cross complaints. In addition, there can be no assurance as to the recovery by the Company of the damages sought in its complaint against the defendants.



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

  For the year ended December 31,1997, the Company expensed approximately
$147,000 of legal expenses connected with the lawsuit.   Under the original
agreement with the Company's counsel of record in the Lawsuit, there was a cap on legal expenses and after December 1996, with respect to expenses incurred at the trial court level, the Company would only be responsible for out-of-pocket expenses and the payment to counsel of a percentage of any recovery of damages by the Company. However, in May 1997, the Company was notified that the partner principally responsible for the case was leaving the firm with which the Company contracted to handle the case. The Company has moved the representation to new counsel, which resulted in negotiation of a new fee arrangement requiring the Company to pay additional legal expenses incurred in connection with the appeal.


  On June 22, 1995, an action was filed by Timothy S. Priest in his capacity as administrator of the estate of Robert V. Taylor against Carol Brown, Debbie Ostwald, the Company's subsidiary, Transcend Case Management, Inc., and Fireman's Fund Insurance Company, in the Circuit Court of Franklin County, Tennessee, alleging breach of the duty to provide reasonably competent nursing care to an injured individual. The plaintiff demanded compensatory damages in the amount of $1 million and punitive damages in the amount of $2 million, plus costs. This matter was settled in March 1998 at no cost to the Company and the Company was released from all related claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


  No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.



                                    PART II



ITEM 5.  MARKET FOR REGISTRANT"S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


  Transcend Common Stock is quoted on the National Market. As of March 9, 1998 there were approximately 523 holders of record of Transcend Common Stock. The table below sets forth for the fiscal periods indicated the high and low bid prices per share of Transcend Common Stock as reported on the National Market. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company"s business and the Board of Directors does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including among other things, future earnings, operations, capital requirements, contractual restrictions, the general financial condition of the Company, general business conditions and other factors deemed relevant by the
Board.   Pursuant to the terms of certain financing agreements, the Company is restricted from paying dividends to its common stockholders.


                               PRICE PER SHARE OF
                                  COMMON STOCK
                               -------------------
                                  HIGH      LOW
                               --------  ---------

Year Ended December 31, 1997
 First Quarter................  $ 5 7/8   $      4
 Second Quarter...............  $ 4 7/8   $1 15/16
 Third Quarter................  $ 4 3/8   $ 2 3/16
 Fourth Quarter...............  $ 4 1/4   $ 2 1/16

Year Ended December 31, 1996
 First Quarter................  $ 9 3/8   $  4 7/8
 Second Quarter...............  $12 1/8   $  7 3/4
 Third Quarter................  $10 3/4   $  3 5/8
 Fourth Quarter...............  $ 6 1/8   $  4 3/8


 RECENT SALES OF UNREGISTERED SECURITIES



  On November 14, 1997, the Company raised approximately $5.3 million in cash through a private placement of 212,800 shares of newly issued Series A Convertible Preferred Stock (the "Preferred Stock") to 15 accredited investors including members of the Company's Board of Directors. The Preferred Stock was sold in compliance with Rule 506 of Regulation D under the Securities Act of 1933, as amended. The Preferred Stock has a $.01 par value, $25.00 stated value, and a dividend of 9% payable quarterly. The shares of Preferred Stock are convertible into shares of common stock at any time at the option of the holder at a conversion price of $3.375 per share (7.4 shares of Common Stock per share of Preferred Stock). Under certain circumstances the Company may, at its option, redeem the Preferred Stock on or after November 15, 1998, in whole or in part, at the redemption prices set forth below together with all accrued and unpaid dividends to the redemption date.



                 Redemption Dates                    Redemption Prices
-------------------------------------------------------------------------------
     November 15, 1998 through November 14, 1999           109%
     November 15, 1999 through November 14, 2000           106%
     November 15, 2000 through November 14, 2001           103%
     November 15, 2001 and after                           100%


  The Preferred Stock has liquidation preferences to common stockholders. Holders are entitled to 7.4 votes per share of Preferred Stock, and votes with the common stockholders on all matters. The shares of common stock underlying the Preferred Stock carry piggy-back registration rights, subject to certain limitations, in the event the Company proposes to register the sale of any of its securities for its own account or for the account of its shareholders.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the Company's consolidated financial statements. The report of Arthur Andersen LLP, independent public accountants, with respect to such consolidated financial statements as of December 31, 1997 and 1996 and for the three years in the
period ended December 31, 1997 is included on page 21.   This selected financial
data should be read in conjunction with the consolidated financial statements, related notes and other financial information included and incorporated by reference herein.


SELECTED FINANCIAL DATA
(in thousands)

                                                     1993      1994       1995      1996     1997
---------------------------------------------------------------------------------------------------
RESULTS FROM OPERATIONS>:

  Net revenues                                      $6,511   $13,207    $28,009   $39,633   $43,413
--------------------------------------------------------------------------------------------------
  Gross profit                                       1,083     1,636      4,136     5,287     6,276
--------------------------------------------------------------------------------------------------

  Marketing and sales expenses                         378       929      2,186     2,480     2,065
  General and administrative expenses                1,330     1,673      4,961     5,771     4,787
  Amortization expense                                 310       357        633       535       445
  Non-recurring charges                                  -         -          -     1,700     2,338
---------------------------------------------------------------------------------------------------
  Loss from operations                                (935)   (1,323)    (3,644)   (5,199)   (3,359)
---------------------------------------------------------------------------------------------------


  Interest and other expense, net                       31        40         21       462       433
  Provision for income tax                               -        13          -         -         -
---------------------------------------------------------------------------------------------------
  Loss before discontinued operations                 (966)   (1,376)    (3,665)   (5,661)   (3,792)
---------------------------------------------------------------------------------------------------
  Loss from discontinued operations                      -         -       (479)   (1,582)     (147)
  Dividends on preferred stock                           -         -          -         -        59
---------------------------------------------------------------------------------------------------
Net loss to common stockholders                      $(966)  $(1,376)   $(4,144)  $(7,243)  $(3,998)
---------------------------------------------------------------------------------------------------


RESULTS PER SHARE OF COMMON STOCK:

 Basic and diluted loss from continuing
    operations                                      $(0.11)   $(0.13)    $(0.20)   $(0.29)   $(0.19)
 Basic and diluted loss from discontinued
    operations                                           -         -      (0.02)    (0.08)    (0.01)
 Dividends on preferred stock                            -         -          -         -     (0.00)
 Net loss per share                                 $(0.11)   $(0.13)    $(0.22)   $(0.37)   $(0.20)


Weighted average shares of common stock              9,096    10,572     18,626    19,517    20,279

FINANCIAL POSITION AT YEAR END:

Total Assets                                        $1,200   $ 2,916    $16,869   $16,557   $20,650
Working Capital                                     $ (569)  $(2,943)   $   654   $(1,576)  $ 6,271
Total Debt                                          $    0   $ 2,176    $ 2,796   $ 4,749   $ 7,091
Stockholders Equity                                 $  168   $(1,170)   $ 9,698   $ 5,961   $ 7,913

------------
(1) On January 10, 1995, the Company acquired a Georgia corporation then known as "Transcend Services, Inc." by the merger of Transcend into a subsidiary of the Company. The merger was treated for financial accounting purposes as the acquisition of the Company by the former Transcend and the historical financial statements of the former Transcend have become the financial statements of the Company and include the business of both companies after the effective date of the merger. See Note 11 of "Notes to Consolidated Financial Statements."
(2) The Company has completed several acquisitions that could affect the comparability of the information reflected in the table. See Note 11 of "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS





  The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) contained elsewhere in this Report.


OVERVIEW


  Transcend Services, Inc. ("Transcend" or the "Company") provides healthcare information management ("HIM") solutions to hospitals and other associated healthcare providers. The Company's range of HIM services includes (i) contract management, or "Co-Sourcing", of medical records and other HIM functions; (ii) transcription of physicians' dictated medical notes; and (iii) consulting relating to medical records and reimbursement coding. The Company currently operates, on a contract management basis, the medical records and certain other HIM functions of 21 general acute care hospitals located in 11 states and the District of Columbia. The Company also operates transcription centers both in conjunction with its Co-Sourcing contracts and for 150 separate healthcare customers where the Company performs transcription services only. The Company, through its wholly owned subsidiary Transcend Case Management, Inc.("TCM"), formerly Sullivan Health Management Services, Inc., also provided case management and disability management services to insurance carriers, third party administrators and self-insured employers; however, this operation was sold on March 16, 1998.



RESULTS OF OPERATIONS


  The Company produced net losses in each of the three years ended December 31, 1997. Excluding losses from TCM and non-recurring charges, the Company would have had an operating profit of $26,000 in 1997 and reduced operating losses of $2,614,000 in 1996 and $2,826,000 in 1995. Management believes that the Company's historical operating losses, excluding TCM and non-recurring charges, are primarily attributable to low gross profit margins from contract start ups and the significant expenses incurred by the Company to build a larger sales and management organization to support growth. Excluding TCM, in fiscal 1995, 1996 and 1997, respectively, the Company's gross profit margins were 13.6%, 13.1%, and 14.6%. For the same periods its marketing, sales, general and administrative expenses as a percentage of revenue were 23.6%, 19.2%, and 13.9%, reflecting operating leverage as revenues grow and realizing the effects of cost reductions in 1996 and 1997.


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996


  Net revenues for the Company increased from $39,633,000 in 1996 to $43,413,000 in 1997, an increase of 9.5%. Co-Sourcing revenues were the largest service class representing 55.5% of total revenues in 1996 and 53.8% in 1997. Co-Sourcing revenues increased from $21,983,000 in 1996 to $23,370,000 in 1997, an increase of 6.3%. Medical transcription revenues were the second largest revenue class for 1996 and 1997, representing 32.4% in 1996 and 40.9% in 1997. Medical transcription revenues grew from $12,826,000 in 1996, to $17,760,000 in 1997, an increase of 38.5%. Co-Sourcing and medical transcription revenue growth results from new contracts in late 1996 and 1997 offset by client attrition. Consulting and coding revenues represented revenue growth of 1.7% of the Company's total revenues for 1996 and 1.0 % for 1997. Consulting and coding revenues decreased to $422,000 in 1997 from $686,000 in 1996 resulting primarily from the write-off of $96,000 in 1997 of receivables related to revenue recorded in 1996. TCM revenues represented 4.3% of total revenues in 1997 and 8.7% in 1996. TCM revenues decreased to $1,861,000 in 1997 from $3,461,000 in 1996, a decrease of 46.2%, due to the loss of several key accounts. One-time revenue of $678,000 was reported in 1996 related to the sale of a computer system to a customer which was sold at cost.



  Excluding TCM and the one-time system sale in 1996, net revenues for the Company increased from $35,495,000 in 1996 to $41,552,000 in 1997, an increase of 17.1%.



  Gross profit increased 18.7% to $6,276,000 for 1997 from $5,287,000 in the prior year. Gross profit margins increased to 14.5% for 1997 from 13.3% in the
prior year, an increase of 1.2 margin points.   This increase was primarily
attributable to margin expansion in Co-Sourcing and medical transcription which produced blended margins of 15.0% in 1997, an increase of 1.5 percentage points from 1996. TCM margins declined year over year by 5.4 percentage points to 10.7% from 16.1% in 1996 due to significant revenue declines and an increase in the use of contract nurses. Write-offs of accounts receivable resulted in a loss in consulting in 1997 compared to a gross profit margin 10.9% in 1996.

  Excluding TCM and the one-time system sale in 1996, gross profits were $6,077,000 in 1997, an increase of 27.7% over 1996. Gross margins, excluding TCM and the one-time system sale, would be 14.6% in 1997 compared with 13.4% in 1996.



  Marketing and sales expenses decreased 16.7% to $2,065,000 in 1997 from $2,480,000 in the prior year and decreased as a percentage of revenues to 4.8% for 1997 from 6.3% for 1996. The decrease in sales and marketing expenditures as a percentage of revenues is attributable to the Company's improved leverage of the fixed cost structure as revenues grow. The year over year decrease in marketing and sales expenses is the result of the realignment of sales and marketing resources to operations management in the early part of 1997 and a reduction in sales promotion expenditures. In the fourth quarter of 1997, the Company increased its direct sales force adding two sales representatives.



  General and administrative expenses of $4,787,000 for the 1997 fiscal year decreased 17.1% over the $5,771,000 expended in the same prior year period. . The decline in general and administrative expenses year over year is attributable to charges incurred in 1996 in connection with the Company's internal reorganization and restructuring efforts. General and administrative expenses as a percentage of revenues declined from 13.6% in 1996 to 11.0% in 1997.



  Non-recurring charges of $2,338,000 in 1997 and $1,700,000 in 1996 were recorded related primarily to asset write-downs associated with the default on a note receivable and reductions in the carrying value of goodwill related to TCM.


  Amortization expenses decreased to $445,000 in 1997 from $535,000 in 1996 reflecting the impact of acquisition expenses being fully amortized.



  Net interest expense increased to $433,000 for 1997 as compared to $262,000 for 1996, primarily due to the impact of interest expense incurred in connection the Company's increased borrowings, loan fees, and higher interest rates associated with the credit facility with Coast (See "Note 4- Notes to Consolidated Financial Statements".)



  Other expense included $200,000 in 1996 to cover all of its legal, accounting and printing costs incurred in connection with its filing of a registration statement in May 1996 to raise additional capital through a public offering of its Common Stock. Due to adverse market conditions, the Company withdrew its offering in July 1996.



  The Company's loss before discontinued operations decreased to $3,792,000 for 1997 from $5,661,000 in the prior year. Excluding non-recurring charges of $2,338,000 in 1997 and $1,700,000 in 1996 and TCM losses of $889,000 in 1997 and
$728,000 in 1996, the Company's loss before discontinued operations was $565,000 in 1997, an improvement of $2,668,000 year over year.



  The loss from discontinued operations decreased to $147,000 for 1997 from $1,582,000 in 1996 as a result of 1996 charges for legal fees incurred in connection with the Company's civil lawsuit against certain insurance companies in the state of California ( See Note 5.)



  In November 1997, the Company issued 212,800 shares of series A convertible preferred stock which carry a dividend of 9%. Net loss to common stockholders was increased in 1997 by $59,000 of preferred stock dividends.



YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995


  Net revenues for the Company increased from $28,009,000 in 1995 to $ 39,633,000 in 1996, an increase of 41.5%. Co-Sourcing revenues were the largest service class revenue source for the Company representing 51.0% of total revenues in 1995 growing to 55.5% in 1996. Co-Sourcing revenues increased from $14,300,000 in 1995 to $21,983,000 in 1996, an increase of 53.7% as a result of new contracts in the second half of 1995 and in 1996. Medical transcription revenues were the second largest source of revenues for the Company for 1995 and 1996, representing 31.4% in 1995 growing to 32.4% in 1996. Medical transcription revenues grew from $8,789,000 in 1995, to $12,826,000 in 1996, an increase of 45.9%. The increase in transcription revenues results from new contract signings (representing 76.5% of the growth) and the acquisitions of International Dictation Services, Inc. ("IDS") and Medical Transcriptions of Atlanta, Inc. ("MTA") in 1995 (representing 23.5% of the growth.) Consulting revenues represented 1.7% of the Company's total revenues for 1996, down from 2.7% for 1995. Consulting and coding revenues decreased to $686,000 in 1996 from $768,000 in 1995 as the Company emphasized its Co-Sourcing and medical transcription services. TCM revenues represented 8.7% of the Company's total revenues in 1996 as compared to 14.8% in 1995. TCM revenues decreased to $3,461,000 in 1996 from $4,152,000 in 1995, a decrease of 16.6% due to a consolidation of certain sales territories and the loss of several key accounts. In 1996 the Company also recorded revenues of $678,000 related to the sale of a computer system to a hospital client.



  Excluding TCM and the one-time system sale in 1996, net revenues for the Company increased from $23,857,000 to $35,495,000 in 1996, an increase of 48.8%.



  Gross profit increased 27.8% to $5,287,000 for 1996 from $4,136,000 in the prior year. Gross profit as a percentage of total Company revenues decreased to 13.3% for 1996 from 14.8 % in the prior year, a decrease of 1.5 margin points. This decrease was primarily attributable to the decline in TCM margins which accounted for 1.0 margin points. The one-time system sale produced no gross profit and accounted for the majority of the remaining margin decline year over year.

  Excluding TCM and the one-time system sale, gross profits were $4,761,000 in 1996, an increase of 45.9% over 1995. Gross margins, excluding TCM and the one-time system sale, would be 13.4% in 1996 compared with 13.6% in 1995.

  Marketing and sales expenses increased 13.4% to $2,480,000 in 1996 from $2,186,000 in the prior year and decreased as a percentage of revenues to 6.3% for 1996 from 7.8% for 1995. The decrease in sales and marketing expenditures as a percentage of revenues is attributable to the Company's investment in a national sales force and marketing program in 1995 and early 1996 which led to a significant increase in sales in 1996 without a material increase in marketing and sales expenditures in the 1996 fiscal year.

  General and administrative expenses of $5,771,000 for the 1996 fiscal year increased approximately 16.3% over the $4,961,000 expended in the same prior year period; however, this represents a decrease as measured as a percentage of
revenues in comparing 1995 and 1996.   The decline in general and administrative
expenses as a percentage of revenues from 17.7% in 1995 to 14.6% in 1996 is a result of the Company's leveraging its relatively fixed administrative cost structure over a higher revenue base. In 1996, the Company also incurred unusual expenses of approximately $1,000,000 comprised of severance costs for employees whose job positions were eliminated, costs incurred in connection with 1996 acquisitions, moving and lease buy-out costs connected with office consolidations and consulting fees related to the Company's Information Delivery Center.


  Amortization expenses decreased to $535,000 in 1996 from $633,000 in 1995 reflecting the impact of the 1993 acquisition of dataLogix, Inc. being fully amortized.

  Other expenses increased to $462,000 in 1996 as compared to $21,000 for 1995, primarily due to the impact of interest expense incurred in connection with (i) the August 15, 1995 private placement of 8% Subordinated Convertible Debentures and (ii) the Company's borrowings against its working capital line of credit totaling $2,118,000 as of December 31, 1996. Also, the Company expensed $200,000 in 1996 to cover all of its legal, accounting and printing costs incurred in connection with its filing of a registration statement in May 1996 to raise additional capital through a public offering of its Common Stock. Due to adverse market conditions, the Company withdrew its offering in July 1996.

  The Company's loss before discontinued operations increased to $5,661,000 for 1996 from $3,665,000 in the prior year, due to non-recurring charges of $1.7 million from the write down of a note receivable, approximately $200,000 incurred in connection with the Company's attempt to raise additional capital through a public offering of its Common Stock in May of 1996; and approximately $1.0 million incurred in connection with the Company's internal reorganization and restructuring.

  TCM produced losses of $728,000 in 1996 and $660,000 in 1995. Excluding the effects of the non-recurring charges and TCM operations, the loss before discontinued operations increased to $3,233,000 for 1996, down from $3,005,000 in the prior year.

  The loss from discontinued operations increased to $1,582,000 for 1996 from $479,000 in 1995 as a result of charges for legal fees incurred in connection with the Company's civil lawsuit against certain insurance companies in the state of California.



LIQUIDITY AND CAPITAL RESOURCES


  The Company's cash flows from continuing operations required the use of cash of $2,100,000 in 1997. Discontinued operations used cash of $215,000 in 1997 which includes cash contributed from discontinued operations (through the collection of accounts receivable) of $152,000 net of cash expenditures of

$367,000 for collection costs and legal fees and expenses incurred in connection with the Company"s civil lawsuit filed against certain insurance carriers in the Superior Court in California (See Note 5.)



  The Company's working capital position increased to $6,271,000 during the twelve months ended December 31, 1997, from a negative $1,576,000 at December 31, 1996. This increase in the Company's working capital position is primarily the result of the Company refinancing its $5.0 million line of credit resulting in the reclassification from current liabilities to long term debt and the $5.3 million offering of preferred stock.

  The Company's cash flows from investing activities used cash of $2,393,000 in 1997 primarily for capital expenditures. In 1997, the Company incurred $2,108,000 in capital expenditures, primarily for electronic document management systems in connection with new contracts, digital dictation equipment and continued investment in the development of the Information Delivery Center. The Company also used cash of $285,000 in acquisitions primarily for dissenting shareholders of DocuMedX.



  Cash flows from financing activities provided $8,586,000 in 1997 primarily from (i) the proceeds received on the exercise of incentive stock options in the amount of $915,000; (ii) the utilization of credit facilities (as described below) in the amount of $2,351,000; and (iii) proceeds of $5,320,000 received in connection with the sale of preferred stock (as described below).


  On April 3, 1997, the Company entered into a $5.0 million credit agreement with Coast Business Credit ("Coast"), an asset based lender (and a division of Southern Pacific Thrift and Loan Association). The agreement provides the Company with a $4.7 million working capital facility and a $300,000 capital
expenditure facility secured by substantially all of the Company's assets.   The
working capital facility has been used to pay off the previous credit relationship with Silicon Valley Bank in full. These new Coast facilities do not contain any financial covenants but contain restrictions from paying dividends and entering into financing arrangements without consent. Coast has consented to the payment of dividends related to the preferred stock and the master lease agreement discussed below and in Note 8.


  Funding limits under the agreement are determined by a funding formula. Under the original terms of the agreement, the funding formula is based on 1.5 times monthly contractual contract management revenues, plus 80% of all medical transcription receivables under 90 days (aging) under the working capital facility and up to $300,000 on new capital expenditures under the capital expenditure facility.

  On August 8, 1997, the Company agreed to amend its credit facility with Coast. Under the terms of the amendment, the term of the agreement was extended to May 31, 2000 and the funding formula modified to provide additional liquidity to the Company by providing funding of 1.5 times average monthly receipts under long term transcription contracts. The amendment also provides for an increase in the funding formula from 1.5 times to 2.0 times monthly contract revenues if the Company's tangible net worth exceeds $5.0 million for five consecutive business days. As of December 31, 1997 the capacity of the credit line based on the funding formula was $5.0 million.


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


  On November 14, 1997, the Company raised approximately $5.3 million in cash through a private placement of 212,800 shares of newly issued Series A Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock has a $.01 par value, $25.00 stated value, and a dividend of 9% payable quarterly.
The shares of Preferred Stock are convertible into shares of common stock at any time at the option of the holder at a conversion price of $3.375 per share (7.4 shares of common per share of Preferred Stock). Under certain circumstances the Company may, at its option, redeem the Preferred Stock on or after November 15, 1998, in whole or in part, at the redemption prices set forth below together with all accrued and unpaid dividends to the redemption date.

                 Redemption Dates                       Redemption Prices
--------------------------------------------------------------------------------
     November 15, 1998 through November 14, 1999               109%
     November 15, 1999 through November 14, 2000               106%
     November 15, 2000 through November 14, 2001               103%
     November 15, 2001 and after                               100%



The holders of the Preferred Stock may convert the Preferred Stock into shares of Common Stock within 60 days following the Company's notice of redemption.


  On February 19, 1998, the Company signed a master lease agreement providing up to $5.0 million in lease financing with Information Leasing Corporation, a subsidiary of Provident Bank, Cincinnati, Ohio at interest rates equal to Provident Bank prime rate plus two percent. Subject to a review of the underlying customer contract, the master lease agreement calls for equal monthly payments over the term of the lease, typically the life of the underlying contract, not to exceed five years. The facility is intended to provide financing for new electronic document management systems and transcription systems required for new contracts.


  The Company anticipates that cash on hand, together with internally generated funds, cash collected from discontinued operations and cash available under its new working capital facility and leasing facilities described should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business, and fund the expenses of its civil litigation action against certain insurance carriers during 1998.


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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



 The following financial statements are filed with this report:



 Report of Arthur Andersen LLP, Independent Public Accountants



 Consolidated Balance Sheets at December 31, 1997 and 1996



 Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995



  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995



 Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995



 Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
TRANSCEND SERVICES, INC.:


  We have audited the accompanying consolidated balance sheets of Transcend Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.



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



  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




                                         Arthur Andersen LLP



Atlanta, Georgia
March 16, 1998

                           TRANSCEND SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                   ---------------------------
                                                                                        1997           1996
                                                                                   ------------    -----------
                                             ASSETS
Current assets:
Cash and cash equivalents                                                          $ 5,541,000    $1,663,000
Accounts receivable, net of allowance for doubtful accounts
  of $163,000 in 1997 and $147,000 in 1996                                           4,965,000     3,804,000
Prepaid expenses and other current assets                                              979,000       548,000
                                                                                  ------------   -----------
Total current assets                                                                11,485,000     6,015,000
                                                                                  ------------   -----------

Property and equipment:
  Property and equipment                                                             6,699,000     4,655,000
  Accumulated depreciation                                                          (3,277,000)   (2,040,000)
                                                                                  ------------   -----------
  Property and equipment, net                                                        3,422,000     2,615,000
Deposits and other assets                                                              510,000       522,000
Goodwill and other intangible assets, net                                            2,587,000     4,828,000
Net assets from discontinued operations                                              2,646,000     2,577,000
                                                                                  ------------   -----------

Total assets                                                                       $20,650,000   $16,557,000
                                                                                  ============   ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long term debt                                                $  108,000    $2,285,000
Accounts payable                                                                       843,000     2,053,000
Accrued compensation and benefits                                                    2,399,000     1,797,000
Other accrued liabilities                                                            1,751,000     1,343,000
Deferred income taxes                                                                  113,000       113,000
                                                                                  ------------   -----------
Total current liabilities                                                            5,214,000     7,591,000
                                                                                  ------------   -----------

Long term debt, net of current maturities                                            4,983,000       464,000
Deferred income taxes                                                                  540,000       541,000
Convertible debentures                                                               2,000,000     2,000,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value 21,000,000 shares authorized
 Series A convertible preferred stock, 212,800 and 0 shares issued at
  December 31, 1997 and 1996                                                             2,000            -
 Common stock, $.01 par value, 30,000.000 shares authorized
  20,500,000 and 20,000,000 shares issued at December 31, 1997 and 1996                205,000       200,000
 Additional paid-in capital                                                         26,208,000    19,980,000
 Retained deficit                                                                  (18,502,000)  (14,219,000)
                                                                                  ------------   -----------
  Total stockholders' equity                                                         7,913,000     5,961,000
                                                                                  ------------   -----------
  Total liabilities and stockholders' equity                                      $ 20,650,000   $16,557,000
                                                                                  ============   ===========

---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated balance sheets.

                           TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               YEARS ENDED DECEMBER 31,
                                      -----------------------------------------
                                           1997         1996           1995
                                      -----------------------------------------
Net revenues                           $43,413,000   $39,633,000   $28,009,000
Direct costs                            37,137,000    34,346,000    23,873,000
                                       -----------   -----------   -----------
 Gross profit                            6,276,000     5,287,000     4,136,000
                                       -----------   -----------   -----------

Marketing and sales expenses             2,065,000     2,480,000     2,186,000
General and adminstrative expenses       4,787,000     5,771,000     4,961,000
Amortization expenses                      445,000       535,000       633,000
Non-recurring charges                    2,338,000     1,700,000            -
                                       -----------   -----------   -----------
Loss from operations                    (3,359,000)   (5,199,000)   (3,644,000)
                                       -----------   -----------   -----------

Other income (expense):
Interest expense, net                     (433,000)     (262,000)      (21,000)
Other                                            -      (200,000)            -
                                       -----------   -----------   -----------
                                          (433,000)     (462,000)      (21,000)
                                       -----------   -----------   -----------

Loss before taxes and discontinued
  operations                            (3,792,000)   (5,661,000)   (3,665,000)
Income taxes                                     -             -             -
                                       -----------   -----------   -----------
Loss before discontinued operations     (3,792,000)   (5,661,000)   (3,665,000)
Loss from discontinued operations         (147,000)   (1,582,000)     (479,000)
                                       -----------   -----------   -----------
Net loss                                (3,939,000)   (7,243,000)   (4,144,000)
                                       -----------   -----------   -----------
Dividends on preferred stock               (59,000)            -            -
                                       -----------   -----------   -----------
Net loss to common stockholders        $(3,998,000)  $(7,243,000)  $(4,144,000)
                                       ===========   ===========   ===========

Basic and diluted loss per share:
From continuing operations                  ($0.19)       ($0.29)       ($0.20)
From discontinued operations                 (0.01)        (0.08)        (0.02)
                                       -----------   -----------   -----------
Net loss                                    ($0.20)       ($0.37)       ($0.22)
                                       ===========   ===========   ===========

Weighted average common shares
  outstanding                           20,279,000    19,517,000    18,626,000
-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       ADDITIONAL                           TOTAL
                                       PREFERRED         COMMON         PAID-IN         RETAINED         STOCKHOLDERS'
                                         STOCK            STOCK         CAPITAL          DEFICIT            EQUITY
                                      -----------      ----------     ------------   --------------     --------------
Balance December 31,1994              $         -      $  105,000    $  1,710,000   $  (2,985,000)     $  (1,170,000)
Issuance of 7,792,446
 shares of Common Stock
 with merger                                    -          78,000      14,533,000               -         14,611,000
Issuance of 60,000
 shares of Common Stock
 in acquisition                                 -           1,000         171,000               -            172,000
Issuance of 527,130
 shares from exercise
 of options and other
 issuances                                      -           5,000         262,000               -            267,000
Net loss                                        -               -               -      (4,144,000)        (4,144,000)
Distribution to former
 Stockholder/Owner                              -               -               -         (38,000)           (38,000)
                                      -----------      ----------    ------------   --------------     --------------
Balance, December 31,1995                       -         189,000      16,676,000      (7,167,000)         9,698,000

Issuance of 521,725
 shares of Common Stock
 in private placement                           -           5,000       2,441,000               -          2,446,000
Issuance of 87,805
 shares of Common Stock
 in acquisitions                                -           1,000               -         312,000            313,000
Issuance of 476,054 shares of
 Common Stock from exercise
 of options and other
 issuances                                      -           5,000         863,000               -            868,000
Net loss                                        -               -               -      (7,243,000)        (7,243,000)
Distribution to former
 Stockholder/Owner                              -               -               -        (121,000)          (121,000)
                                      -----------      ----------    ------------   --------------     --------------
Balance, December 31, 1996                      -         200,000      19,980,000     (14,219,000)         5,961,000
Issuance of 212,800
 shares of Preferred Stock
 in private placement                       2,000               -       5,318,000               -          5,320,000
Issuance of 461,848 shares of
 Common Stock from exercise
 of option and other
 issuances                                      -           5,000         910,000               -            915,000
Net loss                                        -               -               -      (3,998,000)        (3,998,000)
Distribution to former
 Stockholder/Owner                              -               -               -        (285,000)          (285,000)
                                      -----------      ----------    ------------   --------------     --------------
Balance, December 31, 1997            $     2,000      $  205,000    $ 26,208,000  $  (18,502,000)     $   7,913,000
                                      ===========      ==========    ============   ==============     ==============
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                                       1997               1996              1995
                                                                   -----------        -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                           $(3,998,000)       $(7,243,000)      $(4,144,000)
                                                                   -----------        -----------        ----------
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Depreciation and amortization                                      1,667,000          1,460,000         1,161,000
  Non-recurring charges                                              2,338,000          1,700,000                 -
  Loss related to discontinued operations                              147,000          1,582,000           479,000
Changes in assets and liabilities:
  Accounts receivable, net                                          (1,164,000)          (333,000)       (1,561,000)
  Prepaid expenses                                                    (432,000)          (235,000)         (187,000)
  Deposits and other assets                                           (339,000)           243,000          (351,000)
  Accounts payable                                                  (1,211,000)           734,000           (41,000)
  Accrued liabilities                                                  892,000            704,000           315,000
  Other                                                                      -            (20,000)          123,000
                                                                   -----------        -----------        ----------
Total adjustments                                                    1,898,000          5,835,000           (62,000)
Net cash used in continuing operations                              (2,100,000)        (1,408,000)       (4,206,000)
Net cash provided by (used in) discontinued operations                (215,000)        (1,745,000)          202,000
                                                                   -----------        -----------        ----------
Net cash used in operating activities                               (2,315,000)        (3,153,000)       (4,004,000)
                                                                   -----------        -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                              (2,108,000)        (1,428,000)       (1,329,000)
  Disposal and transfer of property                                         -              11,000            60,000
  Cash acquired from acquisitions                                           -              37,000         7,560,000
  Acquisitions                                                              -                   -        (1,527,000)
  Distribution to former shareholder/owner                            (285,000)          (121,000)          (38,000)
                                                                   -----------        -----------        ----------
Net cash (used in) provided by investing activities                 (2,393,000)        (1,501,000)        4,726,000
                                                                   -----------        -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings from short-term debt                                            -                  -            16,000
  Repayments on short-term debt                                              -           (100,000)                -
  Borrowings under line of credit agreement                          4,701,000          2,118,000            67,000
  Repayments on line of credit agreement                            (2,118,000)           (19,000)       (2,024,000)
  Borrowings from long-term debt                                       104,000             98,000                 -
  Principal payments long-term debt                                   (336,000)          (218,000)          (76,000)
  Proceeds - convertible debentures                                          -                  -         2,000,000
  Proceeds from private placement of preferred stock                 5,320,000                  -                 -
  Proceeds from private placement of common stock                            -          2,446,000                 -
  Proceeds - stock options and other issuances                         915,000            868,000           267,000
                                                                   -----------        -----------       -----------
Net cash provided by financing activities                            8,586,000          5,193,000           250,000
                                                                   -----------        -----------       -----------

Net increase in cash and cash equivalents                            3,878,000            539,000           972,000
Cash and cash equivalents, at beginning of year                      1,663,000          1,124,000           152,000
                                                                   -----------        -----------       -----------
Cash and cash equivalents, at end of year                          $ 5,541,000        $ 1,663,000       $ 1,124,000
                                                                   ===========        ===========       ===========

Supplemental cash flow information:
Cash paid for interest expense                                     $   483,000        $   311,000       $    56,000
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996, AND 1995



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  Transcend Services, Inc. ("Transcend" or the "Company") provides healthcare information management (''HIM'') solutions to hospitals and other associated healthcare providers. The Company's range of HIM services includes (i) contract management, or "Co-Sourcing", of medical records and other HIM functions; (ii) transcription of physicians' dictated medical notes; and (iii) consulting relating to medical records and reimbursement coding. The Company currently operates the medical records and certain other HIM functions of 21 general acute care hospitals located in 11 states and the District of Columbia. The Company, through its wholly-owned subsidiary Transcend Case Management, Inc. ("TCM"), also provided case management and disability management services to insurance carriers, third party administrators and self-insured employers; however, the net assets of TCM were sold in March 1998.


BASIS OF PRESENTATION


  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Transcend Case Management, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.



USE OF ESTIMATES


  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the Company's financial statements and accompanying notes. Actual results could differ from those estimates.


CASH AND CASH EQUIVALENTS


  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


ACCOUNTS RECEIVABLE


  Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management's estimates and historical collection. Charges for bad debts were $100,000, $101,000, and $-0- in 1997, 1996, and 1995, respectively.


REVENUE AND COST RECOGNITION


  Revenue is recognized monthly as the services are performed. Implementation fee revenue is recognized over the first four months of a contract. Service and implementation costs are expensed as incurred.


PROPERTY AND EQUIPMENT


  Property and equipment is stated at cost, less accumulated depreciation. Charges for depreciation of capital assets are computed using the straight-line method over their estimated useful lives, which range from three to five years.


INCOME TAXES


  The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between tax basis of assets and liabilities and their reported amounts and for operating loss and tax credit carry-forwards.

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996, AND 1995



GOODWILL AND OTHER INTANGIBLE ASSETS


  Goodwill and other intangible assets are amortized over periods ranging from three to thirty years. On January 1, 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, the Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors (such as a change in law or regulatory environment or forecasts showing changing long-term profitability) indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business unit's undiscounted net income over the remaining life of the goodwill to measure whether the goodwill is recoverable. In December 1997, the Company recorded a charge of $1.8 million for the impairment of its goodwill associated with its subsidiary (See Note 11.)



FAIR VALUE OF DEBT


  In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Investments", the fair value of short-term debt is estimated to approximate its carrying value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The estimated fair value of long-term debt at December 31, 1997 and 1996 was equal to the carrying amount included in the accompanying balance sheets.


NET LOSS PER COMMON SHARE AND COMMON SHARE EQUIVALENT


  Effective December 31, 1997, the Company has adopted SFAS No. 128, "Earnings per Share." SFAS No. 128 establishes standards for computing and presenting earnings or loss per share ("EPS".) Basic EPS is computed based on the weighted average number of shares of the Company's common stock outstanding. When the impact of common equivalent shares from stock options, warrants and convertible securities are anti-dilutive, they are not included in the computation of diluted EPS.


NEW ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. SFAS No. 130 requires that all components of comprehensive income be reported in a financial statement that is displayed in the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and has not yet been adopted by the Company.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes accounting standards for reporting information about operating
segments in annual financial statements.   SFAS No. 131 is effective for fiscal
years beginning after December 15, 1997 and has not yet been adopted by the Company.

2. DISCONTINUED OPERATIONS

  The net loss and net assets from discontinued operations relate to the operations of the Company's former subsidiaries, First Western Health Corporation and Veritas Health Management, which ceased operations as of April 30, 1993. Net loss from discontinued operations represents costs for legal proceedings associated with the $115 million civil lawsuit (the "Lawsuit") filed by the Company (See Note 5.) The net assets related to discontinued operations relate to receivables from certain workers compensation insurance carriers from the Company's former subsidiaries, net of reserves for collection liabilities. Charges for legal expenses connected with the Lawsuit were $147,000 in 1997, $1,582,000 in 1996 and $479,000 in 1995. All future out-of-pocket legal expenses will continue to be expensed on a current basis going forward.

                            TRANSCEND SERVICES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996, AND 1995


The net accounts receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies from applicant/legal evaluation services. The Company has filed liens for all of the gross accounts receivable outstanding as of December 31, 1997 with the California Workers' Compensation Appeals Board ("WCAB") due to lack of timely payment by the insurance companies. While lien claimants are supposed to be paid immediately, they are not entitled to a determination on the lien by an administrative court until there has been a hearing on the employee's underlying case. Accordingly, if an insurer fails to pay a medical-legal provider's bill as required and continues to dispute payment after the filing of a lien, the provider may have to wait years until the injured worker's health status reaches the point that entitlement to benefits may be determined. In addition, after the WCAB has made a determination as to payment, backlogs in the system often create delays of several years before an order for payment can be obtained. The situation is analogous to the several years or longer that it often takes in the civil court system to obtain judgement after filing an action.


  At December 31, 1997, the net assets related to the discontinued operations were $2,645,000, consisting of $5,841,000 of gross accounts receivable offset by reserves for collection liabilities of $3,198,000. Approximately 95% or $5,549,000 of the gross accounts receivable are subject to stays, as discussed below, pending the resolution of the Lawsuit. Although it may take a number of years, the Company does not believe that there is any dispute as to the Company's ability to attempt collection on the liens. The Company has contracted with a third party for servicing and managing the remaining accounts receivable balance which are not subject to stays as discussed below. The Company expects to collect the receivables not subject to stays over the next several years. During 1997, the Company collected approximately $152,000 on the receivables not subject to stays and wrote off approximately $39,000.

  Four insurers that are defendants in the Lawsuit have obtained stays of the proceedings before the WCAB, pending resolution of the Lawsuit. The Company believes that it will be able to collect such accounts as the stays of proceedings only impact the timing of the Company's collection, not the insurance companies' legal obligation to pay for the services rendered.

  In estimating net assets related to discontinued operations, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution of the disputed receivables by the WCAB. The Company will continue to re-evaluate the valuation of the net assets related to discontinued operations on an ongoing basis. Any such re-evaluation could result in an adjustment that may potentially be material to the carrying value of the asset.

3.   NON-RECURRING CHARGES


  In December 1997, the Company recorded charges of $2.3 million related to the carrying value of long-lived assets and assets to be disposed of and for restructuring of the Company's wholly owned subsidiary, Transcend Case Management, Inc. The charges were comprised of i.) $1.8 million related to the adjustment of goodwill associated with the Company's wholly owned subsidiary, Transcend Case Management, Inc. ("TCM") (See Note 12); ii.) $116,000 related to the Company's restructuring of TCM in December 1997; iii.) $350,000 for the write off of the remaining receivable balance from AmHealth, Inc. , see below, after learning that there was no possibility of collection on the receivable; and iv.) $75,000 related to the write off of certain obsolete assets.

  In August 1996, the Company took a $1.7 million charge for the write down of a receivable related to the sale of a former subsidiary in September 1994 to AmHealth, Inc. In November 1996, AmHealth had its four Northern California operating entities (three clinics and its Employee Services Division) foreclosed
on by the senior creditors.   The operations were turned over to the senior
creditors.

                            TRANSCEND SERVICES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996, AND 1995


4. LONG TERM DEBT


 Long-term debt is summarized as follows at December 31, 1997 and 1996:



                                                                                                 1997          1996
-----------------------------------------------------------------------------------------------------------------------
Notes payable, interest at 8.5% monthly payments
 of principal and interest of $11,284 through
 May 19, 2000..............................................................                   $  286,000   $   392,000
Notes payable, 10.75% interest, paid in full at DocuMedX acquisition.......                           --       239,000
Notes payable, 10% interest payable quarterly, annual principal
  payments of $35,000, matures April 15, 2000..............................                      104,000            --
$5,000,000 revolving line of credit, interest computed
 at prime plus 0.5 percent (8.75% at December 31, 1996)....................                           --     1,870,000
$750,000 equipment line, interest computed at prime
 plus 1 percent (9.25% at December 31, 1996)...............................                           --       248,000
$5,000,000 revolving line of credit, interest at prime plus 2.25 percent,
 (10.75% at December 31, 1997), matures May 31, 2000.......................                    4,701,000            --
8% convertible debentures, due August 15, 2000.............................                    2,000,000     2,000,000
------------------------------------------------------------------------------------------------------------------------
Total Debt.................................................................                    7,091,000     4,749,000
Less: Current Maturities...................................................                    (108,000)    (2,285,000)
------------------------------------------------------------------------------------------------------------------------
                                                                                             $6,983,000     $2,464,000
                                                                            --------------------------------------------

  Convertible debentures bear interest at 8%, paid semi-annually, and are convertible into common stock at $3.50 per share. The debentures mature on August 15, 2000 and are convertible by the Company if the market value of Transcend's common stock equals or exceeds $10.50 per share for 30 consecutive trading days.

  On April 3, 1997, the Company entered into a $5.0 million credit agreement with Coast Business Credit ("Coast"), an asset-based lender (and a division of Southern Pacific Thrift and Loan Association). The agreement provides the Company with a $4.7 million working capital facility and a $300,000 capital expenditure facility secured by substantially all of the Company's assets. The working capital facility has been used to pay off the previous credit relationship with Silicon Valley Bank in full. These new Coast facilities do not contain any financial covenants but contain restrictions from paying dividends and entering into financing arrangements without consent. Coast has consented to the payment of dividends related to the preferred stock and the master lease agreement discussed below and in Note 8.



  Funding limits under the agreement are determined by a funding formula. Under the original terms of the agreement, the funding formula is based on 1.5 times monthly contractual Co-Sourcing revenues, plus 80% of all medical transcription receivables under 90 days (aging) under the working capital facility and up to $300,000 on new capital expenditures under the capital expenditure facility.

  On August 8, 1997, the Company agreed to amend its credit facility with Coast. Under the terms of the amendment, the term of the agreement was extended to May 31, 2000 and the funding formula modified to provide additional liquidity to the Company by providing funding of 1.5 times average monthly receipts under long term transcription contracts. The amendment also provides for an increase in the funding formula from 1.5 times to 2.0 times monthly contract revenues if the Company's tangible net worth exceeds $5.0 million for five consecutive business days. As of December 31, 1997 outstanding borrowings under the line were $4,701,000 with a total capacity of the credit line based on the funding formula was $5.0 million.

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

                            TRANSCEND SERVICES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996, AND 1995



5. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS


  Future minimum annual rental obligations under operating leases as of December 31, 1997 are as follows:

  1998........................................................   $676,000
  1999........................................................    574,000
  2000........................................................    502,000
  2001........................................................    190,000
  2002........................................................     79,000
  Thereafter..................................................        -0-
                                                               ----------
                                                               $2,021,000
                                                               ==========

  Rent expense was $573,000, $665,000 and $443,000 for the years ended December 31 1997, 1996 and 1995, respectively.

LITIGATION


  On September 17, 1993, the Company and its former subsidiaries, First Western Health Corporation and Veritas Healthcare Management, and the physician-owned medical groups, FWHC Medical Group, Inc. and Veritas Medical Group, Inc., which had contracts with the healthcare subsidiaries, initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against 22 of the largest California workers' compensation insurance carriers (the "Lawsuit".) The Lawsuit was subsequently amended to name 13 defendant insurance groups including State Compensation Insurance Fund, Continental Casualty Company, California Compensation Insurance Company, Zenith National Insurance Corporation and Pacific Rim Assurance Company. The action seeks $115 million in compensatory damages plus punitive damages. The plaintiffs claim abuse of process, intentional interference with contractual and prospective business relations, negligent interference and unlawful or unfair business practices which led to the discontinuation in April 1993 of the former business of the Company's subsidiaries and their contracting associated medical groups. Nine defendants in the Lawsuit have filed cross complaints against the plaintiffs seeking restitution, accounting from the plaintiffs for monies previously paid by the defendants, disgorgement of profits, injunctive relief, attorneys' fees and punitive damages, based upon allegations of illegal corporate practice of medicine, illegal referral arrangements, specific statutory violations and related improper conduct. The Company and its counsel do not believe that it is likely that the Company will be held liable on any of the cross complaints; however, there can be no assurance that the Company will be successful in the defense of the cross complaints. In addition, there can be no assurance as to the recovery by the Company of the damages sought in its complaint against the defendants. The costs associated with the conduct of the Lawsuit cannot be ascertained with certainty but are expected to be substantial.



  On March 21, 1997, the Los Angeles County Superior Court sustained the defendant insurance companies' demurrer to the Third Amended and Supplemental Complaint of the Company and certain of its subsidiaries, without leave to further amend the complaint. The Court determined in such ruling that exclusive jurisdiction with respect to the claims contained in the Lawsuit resides with the California Workers' Compensation Appeals Board and that the Superior Court of the State of California is an improper forum. The Company has been advised by counsel that there is no remedy for the damages claimed in the Lawsuit from the California Workers' Compensation Appeals Board. A final order dismissing the Lawsuit was issued by the Court on June 18, 1997. The Company appealed the ruling in the California Court of Appeals on June 25, 1997. There can be no assurance that the Company will be successful appealing such dismissal. By stipulation, the carriers' cross-complaints against the plaintiffs were stayed pending resolution of the plaintiffs' appeal. The Company believes that the trial court's ruling, if upheld by the appellate court, also would result in dismissal of the cross-complaints. There can be no assurance, however, that such cross complaints would be dismissed. The cross complaints expose the Company to risk of liability which, if the Company is unsuccessful in the defense of such cross complaints, could have a materially adverse impact on the
Company's results of operations for a particular period.    The Company believes
it has adequate defenses to the cross complaints.

                            TRANSCEND SERVICES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996, AND 1995


  For the year ended December 31,1997, the Company expensed approximately
$147,000 of legal expenses connected with the lawsuit.   Under the original
agreement with the Company's counsel of record in the Lawsuit, there was a cap on legal expenses and after December 1996, with respect to expenses incurred at the trial court level, the Company would only be responsible for out-of-pocket expenses and the payment to counsel of a percentage of any recovery of damages by the Company. However, in May 1997, the Company was notified that the partner principally responsible for the case was leaving the firm with which the Company contracted to handle the case. The Company has moved the representation to new counsel, which resulted in negotiation of a new fee arrangement requiring the Company to pay additional legal expenses incurred in connection with the appeal.


  On June 22, 1995, an action was filed by Timothy S. Priest in his capacity as administrator of the estate of Robert V. Taylor against Carol Brown, Debbie Ostwald, Sullivan Health & Rehabilitation Management, Inc. ("Sullivan") and Fireman's Fund Insurance Company, in the circuit Court of Franklin County, Tennessee, alleging breach of the duty to provide reasonably competent nursing care to an injured individual. The case was settled without cost to the Company on February 24, 1998.



6. RETIREMENT PLAN


  The Company maintains a 401(k) retirement plan that covers substantially all eligible employees. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. The Company matches employee contributions on a discretionary basis as determined by the Company's board of directors. There have been no Company matches for 1997, 1996 and 1995.



7. TRANSACTIONS WITH RELATED PARTIES


  Certain members of the Company's board of directors and parties related to the Company's board of directors have participated in the following private offerings:



Offering                          Offering Date    Percent of Offering
------------------------------------------------------------------------
 Convertible Debentures         August 15, 1995                     23%
 Common Stock                   September 5, 1996                   69%
 Convertible Preferred Stock    November 15, 1997                   64%

8. STOCKHOLDERS' EQUITY


  The Company has authorized 30,000,000 shares of common stock and 21,000,000 shares of preferred stock, $.01 par value.



  On November 14, 1997, the Company raised approximately $5.3 million in cash through a private placement of 212,800 shares of newly issued Series A Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock has a $.01 par value, $25.00 stated value, and a dividend of 9% payable quarterly.
The shares of Preferred Stock are convertible into shares of common stock at any time at the option of the holder at a conversion price of $3.375 per share. Under certain circumstances the Company may, at its option, redeem the Preferred Stock on or after November 15, 1998, in whole or in part, at the redemption prices set forth below together with all accrued and unpaid dividends to the redemption date.



                 Redemption Dates                      Redemption Prices
    -----------------------------------------------------------------------
    November 15, 1998 through November 14, 1999               109%
    November 15, 1999 through November 14, 2000               106%
    November 15, 2000 through November 14, 2001               103%
    November 15, 2001 and after                               100%

                            TRANSCEND SERVICES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996, AND 1995



  The holders of the Preferred Stock may convert the Preferred Stock into shares of Common Stock within 60 days following the Company's notice of redemption.



  On September 5, 1996, the Company raised $2.4 million in a private placement of common stock and warrants to purchase common stock. A total of 522,000 shares of common stock were sold at a price of $4.44 per share and a total of 522,000 warrants were sold at a price of $0.25 per warrant to 20 investors. The $4.44 price represents the ten-day average of the closing price of the Company's common stock prior to the board meeting approving the private placement. The securities issued in the private placement were issued in reliance on certain exemptions from registration under federal and state securities laws. The shares of common stock underlying the warrants and the common stock issued in the private placement carry piggy-back registration rights, subject to certain limitations, in the event the Company proposes to register the sale of any of its securities for its own account or for the account of its stockholders.



9. STOCK OPTIONS AND WARRANTS


  The Company has established a stock option plan for the employees of the Company. The plan provides for the issuance of incentive stock options and non-
statutory options.   Under this plan, options are granted for the Company's
common stock at the approximate fair value, as defined in the option agreement.



 The following is a summary of stock option transactions:

                                                                                            WEIGHTED
                                                                                            AVERAGE
                                                                         AVERAGE PRICE       PRICE
                                                              OPTIONS      PER SHARE       PER SHARE
                                                            ----------   ------------    ------------
Options outstanding, December 31, 1994...................      683,000     $.07 to $.30     $  0.15
Options issued in Merger (Note 11)                           1,158,000    $1.87 to $3.75       2.22
Granted..................................................      336,000    $1.87 to $5.75       3.55
Forfeited................................................     (161,000)    $.07 to $3.13       1.38
Exercised................................................     (511,000)    $.07 to $3.13       0.52
                                                            ----------                       ------
Options outstanding, December 31, 1995...................    1,505,000                         2.43
Granted..................................................      241,000    $4.00 to $11.38      6.79
Forfeited................................................     (222,000)    $.30 to $7.13       5.01
Exercised................................................     (398,000)    $.07 to $3.50       1.75
                                                            ----------                       ------
Options outstanding, December 31, 1996...................    1,126,000                         2.83
Granted..................................................      679,000     $.01 to $4.88       2.91
Forfeited................................................     (134,000)   $1.87 to $5.75       3.80
Exercised................................................     (428,000)    $.01 to $4.25       2.24
                                                            ----------                       ------
Options outstanding, December 31, 1997...................    1,243,000                       $ 3.11
                                                            ==========                       ======
Options eligible for exercise at December 31, 1997.......      536,646
                                                            ==========

 At December 31, 1997 there were a total of 2,000 shares of common stock available for grant.



  On April 30, 1996, the Company granted a warrant to purchase shares of its Common Stock to Silicon Valley Bank, a California-chartered bank in connection with two credit facilities the Company established with Silicon Valley East, a Division of Silicon Valley Bank. The warrant entitles the holder to purchase an aggregate of 25,000 shares of the Company's Common Stock, subject to certain adjustments, at an exercise price of $11.25 per share and expires April 30, 2001.


  In connection with the private placement of common stock on September 5, 1996, the Company sold 522,000 warrants to purchase common stock (See Note 8.) The warrants have a five-year term and are exercisable at a price of $4.44 per share, are redeemable by the Company at any time with thirty days notice (during which time the holder may exercise the warrants) at an exercise price of $4.44 and are not transferable. The shares of common stock underlying the warrants and the common stock issued in the private placement carry piggy-back registration rights, subject to certain limitations, in the event the Company proposes to register the sale of any of its securities for its own account or for the account of its shareholders.

                            TRANSCEND SERVICES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996, AND 1995




  The Company has elected to account for its stock-based compensation plans under APB Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company's common stock granted during 1997 and 1996 to employees and non-employee directors of the Company using the Black-Scholes option-pricing model and the following weighted average assumptions:



                                          1997           1996
---------------------------------------------------------------------

     Risk-free interest rate          5.33% - 6.72%    5.08% - 7.89%
     Expected dividend yield          0%               0%
     Expected lives                   Four years       Four years
     Expected volatility              0.70             0.70



  The total fair value of the options granted during the years ended December 31, 1997 and 1996 was computed as approximately $920,000 and $517,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net loss for the years ended December 31, 1997 and 1996 would have been as follows:



                                                        1997          1996
                                                    ------------  ------------

     Net Loss:
       As reported                                  $(3,998,000)  $(7,243,000)
       Pro forma                                    $(4,348,000)  $(7,372,000)
     Basic and Diluted Net Loss per Common Share:
       As reported                                  $     (0.20)  $     (0.37)
       Pro forma                                    $     (0.21)  $     (0.38)



  The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:


                     Options Outstanding                                   Options Exercisable
       -------------------------------------------                     ---------------------------
                                   Number      Weighted                    Number
                                Outstanding     Average      Weighted    Exercisable    Weighted
            Actual                  at         Remaining      Average        at         Average
           Range of             December 31,  Contractua1    Exercise    December 31,   Exercise
        Exercise Price              1997          Life        Price         1997         Price
-------------------------------------------------------------------------------------------------
     $  0.00-$0.05                   8,500          2.8       $ 0.02         4,750       $ 0.04
     $  1.88-$2.94                 778,396          2.2         2.32       381,146         2.21
     $  3.00-$5.63                 427,000          2.7         4.06       123,125         3.94
     $11.25-$11.38                  29,500          2.3        11.26        27,625        11.25
----------------------------     ---------          ---       ------       -------       ------
     $ 0.00-$11.38               1,243,396          2.4       $ 3.11       536,646       $ 2.22
============================     =========          ===       ======       =======       ======


                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1997, 1996, AND 1995



10. INCOME TAXES


  The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities as of December 31, 1996 and 1997 were as follows:


                                             1997          1996
                                         ------------  ------------

     Deferred tax liabilities:
     Equipment and leasehold............  $  (110,000)  $   (71,000)
     Intangibles assets.................     (136,000)     (234,000)
     Discontinued operations............   (1,032,000)   (1,005,000)
     Equity.............................     (320,000)     (263,000)
                                          -----------   -----------

                                           (1,598,000)   (1,573,000)
                                          -----------   -----------

     Deferred tax assets:
     Net operating loss carry-forwards..    7,222,000     6,525,000
     Cash-basis deferral................      110,000       220,000
     Accrued liabilities................      191,000       226,000
     Valuation allowance................   (6,578,000)   (6,052,000)
                                          -----------   -----------

     Net deferred tax (liabilities).....  $  (653,000)  $  (654,000)
                                          ===========   ===========


  At December 31, 1997, the Company had net operating loss carry-forwards of approximately $18,517,000 which may be used to reduce future income taxes. If not utilized these carry-forwards will begin to expire in 2007. The Company has Established a valuation allowance of $6,578,000 and $6,052,000 at December 31, 1997 and 1996, respectively due to the uncertainty regarding the realizability of certain deferred tax assets, including its net operating loss carry-forward.



11. ACQUISITIONS


  On January 10, 1995, Transcend acquired TriCare, Inc. in a merger accounted for as a reverse merger. The acquisition was treated as a purchase. There were approximately 7.8 million shares issued in the transaction resulting in goodwill of approximately $3.2 million. This goodwill is being amortized over twenty years (See Note 3 for charges for impairment of goodwill.) On June 15, 1994, TriCare had completed the acquisition of Transcend Case Management, Inc. for an adjusted purchase price of $3,285,000. Subsequent to the Merger, the Company issued a final payment of $285,000 in lieu of the $1,260,000 obligation which was payable in stock in January 1995 and July 1995, to the former owners of Sullivan Health Management in full satisfaction of its long-term obligation related to the acquisition of Sullivan and gave the former owners a release from any and all further liabilities in connection therewith.

  On January 31, 1995, the Company acquired the assets of International Dictating Services ("IDS"), a Boston based medical transcription business for approximately $832,000, which consisted of approximately $682,000 paid in cash at closing with the balance payable to the sellers over the next two years. The Company accounted for the acquisition under the purchase method of accounting. The results of operations for IDS are included in the statement of operations of the Company beginning on the date of acquisition. The fair value of tangible assets acquired and liabilities assumed was $245,000 and $86,000, respectively. The intangible related to customer lists is being amortized over seven years and a non-compete agreement was amortized over two years. The balance of the additional intangible asset is goodwill which is being amortized over 20 years.

          On April 19, 1995, the Company acquired the assets of Medical Transcription of Atlanta, Inc. ("MTA") for $1,372,000, consisting of $550,000 paid in cash at closing, promissory notes of $650,000, and 60,000 shares of Transcend common stock valued at $172,000 at the time of the acquisition. The Company accounted for the acquisition under the purchase method of accounting. The results of operations for MTA are included in the statement of operations of the Company beginning on the date of acquisition. The fair value of tangible assets acquired and liabilities assumed was $363,000 and $27,000, respectively. Intangible assets related to customer lists are being amortized over seven years and a non-compete agreement is being amortized over a three-year period. The balance of the additional intangible is goodwill, which is being amortized over twenty years.

                            TRANSCEND SERVICES, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996, AND 1995



  On June 19, 1996 the Company acquired 100% of the capital stock of Greiner's Medical Transcription, Inc. for 87,805 shares of Transcend common stock. On June 28, 1996, the Company acquired 100% of the capital stock of Express Medical Transcription, Inc. for 230,000 shares of Transcend common stock. On April 16, 1997, the Company acquired 100% of the capital stock of DocuMedX, Inc., a Washington corporation for 608,800 shares of the Company's common stock. The consolidated financial statements have been restated to reflect the acquisition of Express Medical Transcription, Inc. and DocuMedX, Inc. under the pooling of interests method of accounting.



 12. SUBSEQUENT EVENTS


  On February 19, 1998, the Company signed a master lease agreement providing up to $5.0 million in lease financing with Information Leasing Corporation, a subsidiary of Provident Bank, Cincinnati, Ohio at interest rates equal to Provident Bank prime rate plus two percent. Subject to a review of the underlying customer contract, the master lease agreement calls for equal monthly payments over the term of the lease, typically the life of the underlying contract, not to exceed five years. The facility is intended to provide financing for new electronic document management systems and transcription systems required for new contracts.

  On March 16, 1998, the Company sold the net assets of its wholly owned subsidiary, Transcend Case Management, Inc. ("TCM"), formerly Sullivan Management Services, Inc., to CORE, INC., a publicly traded national provider of
managed disability and health care benefits management services.   Under the
terms of the agreement, Transcend will receive CORE stock with the value based on the future annual revenues from CORE's operation of TCM as of a date, the "Determination Date", to be determined at Transcend's discretion between April 1, 1999 and February 28, 2001.



  The net assets of TCM were re-evaluated and a charge of approximately $1.8 million related to the impairment of goodwill was recorded based upon the best
estimates of management related to its value (See Note 3.)   Accordingly, as of
December 31, 1997, TCM's net assets were $1.0 million comprised of net tangible assets of $200,000 and goodwill of $800,000.

  TCM produced losses of approximately $1.0 million in 1997 and $728,000 in 1996. While CORE has certain warranties related to the conduct of the business of TCM until the Determination Date, there is a substantial risk that CORE will not achieve operating profitability during the period. Should CORE determine to exit the business because they determine that the investment required to operate the business of TCM is excessive, the Company may, at its option, re-acquire the business for one dollar. The Company believes that TCM is currently profitable and that CORE will continue to grow revenue and increase profits, however, there can be no assurances that CORE will not determine to exit the business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



 There has been no occurrence requiring a response to this item.



                                   PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The disclosures required herein are incorporated by reference from the Company's proxy statement, dated March 27, 1998 in connection with the 1998 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION


The disclosures required herein are incorporated by reference from the Company's proxy statement, dated March 27, 1998 in connection with the 1998 Annual Meeting of Stockholders.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The disclosures required herein are incorporated by reference from the Company's proxy statement, dated March 27, 1998 in connection with the 1998 Annual Meeting of Stockholders.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The disclosures required herein are incorporated by reference from the Company's proxy statement, dated March 27, 1998 in connection with the 1998 Annual Meeting of Stockholders.



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


    Report of Independent Public Accountants.

    Consolidated Balance Sheets as of December 31, 1996 and 1997

    Consolidated Statements of Operations for the years ended December 31, 1995, 1996 and 1997

    Consolidated Statements of Stockholder's Equity for the years ended December 31, 1995, 1996 and 1997

    Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

    Notes to Consolidated Financial statements

    No financial statement schedules are required

    (b) Reports on Form 8-K.   No reports on Form 8-K were filed by the Company
    during the fourth quarter of fiscal 1997.

 (c) Exhibits.

  --------


  The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (i) a Registration Statement on Form S-1 under the Securities Act of 1933 for the Company, Registration No. 33-32587, filed on December 14, 1989 (referred to as "1989 S-1"); (ii) a Registration Statement on Form S-1 under the Securities Act of 1933 for the Company, Registration No. 33-41361, filed on June 26, 1991 (referred to as "1991 S-1"); (iii) a Registration Statement on Form S-4 under the Securities Act of 1933 for the Company, Registration No. 33-83344, filed on December 2, 1993 (referred to as "S-4"); (iv) a Registration Statement on Form S-3 under the Securities Act of 1933 for the Company, Registration No. 333-19177, filed on January 2, 1997 (referred to as "S-3"); (v) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-37685, filed on November 8, 1990 (referred to as "1990 S-8"); (vi) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-57072, filed on January 15, 1993 (referred to as "1993 S-8"); (vii) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 333-16213, filed on November 15, 1996 (referred to as "1996 S-8"); (viii) the Company's Current Report on Form 8-K relating to an event which occurred on March 1, 1992 (referred to as "3/1/92 8-K"); (ix) the Company's Current Report on Form 8-K relating to an event which occurred June 15, 1994 (referred to as "6/15/94 8-K"); (x) the Company's Current Report on Form 8-K relating to an event which occurred September 16, 1994 (referred to as "9/16/94 8-K"); (xi) the Company's Annual Report on Form 10-K for the year ended May 31, 1990 (referred to as "1990 10-K"); (xii) the Company's Annual Report on Form 10-K for the year ended May 31, 1992 (referred to as "1992 10-K"); (xiii) the Company's Annual Report on form 10-K for the year ended May 31, 1993 (referred to as "1993 10-K"); (xiv) the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 (referred to as "11/30/95 10-Q"); (xv) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (referred to as "6/30/95 10-Q");
(xvi) Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (referred to as "9/30/96 10-Q/A No. 1"; or
(xvii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (referred to as "3/31/97" 10-Q").


EXHIBIT
NO.       DESCRIPTION
---       -----------

*2.1  -   Merger Agreement dated April 16, 1997 for acquisition of DocuMedX (3-
          31-97 10-Q, Exhibit 2.6)

 2.2  -   Purchase and Sale agreement dated March 16, 1998 with CORE, INC. for the sale of the net assets of Transcend Case Management, Inc.

*3.1.1 -  Certificate of Incorporation, as amended (1989 S-1, Exhibit 3(a))

*3.1.2 -  Certificate of Incorporation (6/30/95 10-Q, Exhibit 3)

 3.1.3 -  Certificate of Designation of Series A Convertible Preferred Stock

*3.2  -   Bylaws (as restated) (1993 10-K, Exhibit 3(a))

*4.1  -   1990 Employee Stock Purchase Plan (1990 S-8, Exhibit 4)

*4.2  -   1992 Stock Option Plan, as amended (1993 S-8, Exhibit 4(a))
*4.3  -   1992 Stock Option Plan, as Amended and Restated (1996 S-8, Exhibit
          4.1)

*4.4  -   Subordinated Convertible Debenture Purchase Agreement (9/30/95 10- Q,
          Exhibit 4)

*4.5  -   1986 Incentive Stock Option Plan, as amended (1989 S-1, Exhibit
          10(i))

*4.6.1- Loan and Security Agreement, $5,000,000 Working Capital Line, provided by Coast Business Credit (3/31/97 10-Q No. 1, Exhibit 4.1)

*4.6.2-   Working Capital Note (3/31/97 10-Q No. 1, Exhibit 4.2)

*4.6.3 - Amendment to Loan Agreement provided by Coast Business Credit (9/30/97 10-Q, No. 1, Exhibit 10.14.1)

 4.8   -  Certificate of Designation of Series A Convertible Preferred Stock

*4.9   -  Warrant to Purchase Common Stock Granted to Silicon Valley
          Bank(9/30/96 10-Q/A No. 1, Exhibit 4.4)

*4.10  -  Silicon Valley Bank Antidilution Agreement (9/30/96 10-Q/A No. 1,
          Exhibit 4.5)

*4.11  -  Silicon Valley Registration Rights Agreement (9/30/96 10-Q/ No. 1,
          Exhibit 4.6)

 4.12 - Master Lease Agreement dated February 20, 1998 between Transcend Services, Inc. and Information Leasing Corporation

*10.1  -  Form of Non-qualified Stock Option Agreement (1989 S-1, Exhibit
          10(g))

*10.2  -  Form of Incentive Stock Option Agreement (1989 S-1, Exhibit 10(j))

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

*10.10 - Letter Agreement dated December 5, 1996 by and between the Company and VHA, Inc. (S-3, Exhibit 10.1)

*10.11 - Services Agreement dated December 5, 1996 by and between the Company and VHA, Inc. (S-3, Exhibit 10.2)

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



                                              TRANSCEND SERVICES, INC.



Dated: March 27, 1998

                                       By:    /s/ Larry G. Gerdes
                                           --------------------------------
                                                 Larry G. Gerdes
                                                     President
                                             and Chief Executive Officer



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



      Signature                  TITLE                         DATE
      ---------                  -----                         ----


/s/ Donald L. Lucas        Chairman of the Board           March 27, 1998
--------------------------
 Donald L. Lucas


 /s/ Larry G. Gerdes       President, Chief Executive      March 27, 1998
-------------------------  Officer and Director
 Larry G. Gerdes           (Principal Executive Officer)


 /s/ Doug Shamon           Executive Vice President        March 27, 1998
-------------------------  Finance, Chief Financial Officer,
 Doug Shamon               Treasurer and Secretary
                           (Principal Financial Officer)


/s/ B. Frederick Becker    Director                        March 27, 1998
-------------------------
 B. Frederick Becker


/s/ George B. Caldwell     Director                        March 27, 1998
-------------------------
 George B. Caldwell


/s/ Walter S. Huff, Jr.    Director                        March 27, 1998
-------------------------
 Walter S. Huff, Jr.



/s/ Charles E. Thoele      Director                        March 27, 1998
-------------------------
 Charles E. Thoele