Form 10-Q
period 1998-03-31
TRANSCEND SERVICES INC
filed 1998-05-15
CIK 858452

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF   1934


                 For the quarterly period ended March 31, 1998

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____
                                               -----


     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

               Class                              Outstanding at May 11, 1998
               -----                              ---------------------------
     Common Stock, $.01 par value                        20,567,739

================================================================================

                                     INDEX


                                                                            PAGE
                                                                            ----
PART  I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


               Consolidated Balance Sheets as of
               March 31, 1998 and December 31, 1997....................        3

               Consolidated Statements of Operations for the
               Three Months Ended March 31, 1998 and 1997..............        4

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1998 and 1997..............        5

               Notes to Consolidated Financial Statements..............        6


Item 2.        Management's Discussion and Analysis of
                    Financial Condition and Results of Operations......        7




PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings.......................................       12

Item 6.        Exhibits and Reports on Form 8-K .......................       13

SIGNATURES        .....................................................       14

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                            TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                   MARCH 31,                    DECEMBER 31
                                                                     1998                          1997
                                                                 -------------                 -------------
                                 ASSETS
                                 ------
Current assets:
   Cash and cash equivalents............................         $  2,481,000                  $  5,541,000
   Accounts receivable, net of allowance for doubtful
    accounts of $163,000 at March 31, 1998 and
    December 31, 1997                                               4,985,000                     4,965,000
   Prepaid expenses and other current assets............            1,524,000                       979,000
                                                                 ------------                  ------------
Total current assets....................................            8,990,000                    11,485,000
                                                                 ------------                  ------------

Property and equipment:.................................
   Property and equipment...............................            6,867,000                     6,699,000
   Accumulated depreciation.............................           (2,980,000)                   (3,277,000)
                                                                 ------------                  ------------
   Property and equipment, net..........................            3,887,000                     3,422,000

Deposits and other assets...............................              820,000                       510,000
Investment  (Note 3)....................................            1,259,000                            --
Goodwill and other intangible assets, net...............            1,643,000                     2,587,000
Net assets from discontinued operations.................            2,649,000                     2,646,000
                                                                 ------------                  ------------

Total assets............................................         $ 19,248,000                  $ 20,650,000
                                                                 ============                  ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
   Current maturities of long term debt.................         $    116,000                  $    108,000
   Accounts payable.....................................              348,000                       843,000
   Accrued compensation and benefits....................            1,846,000                     2,399,000
   Other accrued liabilities............................            1,461,000                     1,751,000
   Deferred income taxes................................              113,000                       113,000
                                                                 ------------                  ------------
Total current liabilities...............................            3,884,000                     5,214,000
                                                                 ------------                  ------------

Long term debt, net of current maturities...............            4,753,000                     4,983,000

Deferred income taxes...................................              540,000                       540,000

Convertible debentures..................................            2,000,000                     2,000,000

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value; 21,000,000 shares
     authorized Series A convertible preferred stock,
     212,800 shares issued at March 31, 1998 and
     December 31, 1997..................................                2,000                         2,000
   Common stock, $.01 par value, 30,000,000 shares
     authorized, 20,568,000 shares and 20,500,000
      shares issued at March 31, 1998 and
      December 31, 1997, respectively...................              206,000                       205,000
   Additional paid-in capital...........................           26,191,000                    26,208,000
   Retained deficit.....................................          (18,328,000)                  (18,502,000)
                                                                 ------------                  ------------
 Total stockholders' equity.............................            8,071,000                     7,913,000
                                                                 ------------                  ------------
 Total liabilities and stockholders' equity.............         $ 19,248,000                  $ 20,650,000
                                                                 ============                  ============

_________________
The accompanying notes are an integral part of these consolidated balance sheets.

                            TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                         THREE MONTHS
                                                                        ENDED MARCH 31
                                                                        --------------

                                                                      1998          1997
                                                                      ----          ----
Net revenues.........................................             $12,374,000   $10,745,000
Direct costs.........................................              10,305,000     9,026,000
                                                                  -----------   -----------
   Gross profit......................................               2,069,000     1,719,000

Marketing and sales expenses.........................                 479,000       416,000
General and administrative expenses..................               1,107,000     1,133,000
Amortization expenses................................                  72,000       119,000
                                                                  -----------   -----------

   Income from operations............................                 411,000        51,000

Interest expense, net................................                (104,000)     ( 89,000)
                                                                  -----------   -----------
Income (loss) before taxes and
     discontinued operations.........................                 307,000       (38,000)
Income taxes.........................................                      --            --
                                                                  -----------   -----------
Income (loss) before discontinued operations.........                 307,000       (38,000)
Loss from discontinued operations....................                 (15,000)      (34,000)
                                                                  -----------   -----------
Net income (loss)....................................             $   292,000   $   (72,000)
                                                                  ===========   ===========

Dividends on preferred stock.........................                (119,000)           --

Net income (loss) to common stockholders.............             $   173,000   $   (72,000)
                                                                  ===========   ===========

Basic income (loss) per share:
     From continuing operations......................             $      0.01   $     (0.00)
     From discontinued operations....................             $    ( 0.00)  $     (0.00)
                                                                  -----------   -----------
Net income (loss)....................................             $      0.01   $     (0.00)
                                                                  ===========   ===========

Weighted Average Common Shares Outstanding...........              20,568,000    20,103,000
                                                                  ===========   ===========

Diluted income (loss) per share:
     From continuing operations......................             $      0.01   $     (0.00)
     From discontinued operations....................             $     (0.00)  $     (0.00)
                                                                  -----------   -----------
Net income (loss)....................................             $      0.01   $     (0.00)
                                                                  ===========   ===========

Weighted Average Common Shares Outstanding...........              20,778,000    20,103,000
                                                                  ===========   ===========

____________

The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                      THREE MONTHS
                                                                                                      ENDED MARCH 31,
                                                                                                 -------------------------

                                                                                                1998                   1997
                                                                                                ----                   ----
Cash flows from operating activities:


Net income (loss).....................................................................          $   173,000         $  (72,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization......................................................              398,000            390,000
   Loss related to discontinued operations............................................               15,000             34,000
Changes in assets and liabilities:
   Accounts receivable, net...........................................................             (332,000)          (185,000)
   Prepaid expenses and other current assets..........................................             (554,000)           (14,000)
   Deposits and other assets..........................................................             (311,000)            10,000
   Accounts payable...................................................................             (531,000)          (791,000)
   Accrued liabilities................................................................             (833,000)          (250,000)
                                                                                                -----------        -----------
Total adjustments.....................................................................           (2,148,000)          (806,000)
                                                                                                -----------        -----------
Net cash used in continuing operations................................................           (1,975,000)          (878,000)
Net cash used in discontinued operations..............................................              (19,000)           (40,000)
                                                                                                -----------        -----------
Net cash used in operating activities.................................................           (1,994,000)          (918,000)
                                                                                                -----------        -----------

Cash flows from investing activities:
   Capital expenditures...............................................................             (845,000)          (158,000)
                                                                                                -----------        -----------
Net cash used in investing activities.................................................             (845,000)          (158,000)
                                                                                                -----------        -----------

Cash flows from financing activities:
   Borrowings under line of credit agreements.........................................                   --            110,000
   Repayments on line of credit agreements............................................             (193,000)           (83,000)
   Principal payments long-term debt..................................................              (28,000)                --
   Proceeds from  stock options and other issuances...................................                   --              7,000
                                                                                                -----------        -----------
Net cash provided by (used in)  financing activities..................................             (221,000)            34,000
                                                                                                -----------        -----------
Net change in cash and cash equivalents...............................................           (3,060,000)        (1,042,000)
Cash and cash equivalents, at beginning of period.....................................            5,541,000          1,663,000
                                                                                                -----------        -----------
Cash and cash equivalents, at end of period...........................................          $ 2,481,000        $   621,000
                                                                                                ===========        ===========

Supplemental cash flow information:
Cash paid for interest expense........................................................          $   170,000        $   155,000

_________________

The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


(1) The accompanying consolidated financial statements are unaudited and have been prepared by management of Transcend Services, Inc. ("the Company") in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited financial information furnished herein in the opinion of management reflects all adjustments which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997. Footnote disclosure which would substantially duplicate the disclosure contained in those documents has been omitted.

(2) In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income that includes all changes in equity during a period from transactions and events from nonowner sources. The Company has no components of comprehensive income other than net income for the three month periods ended March 31, 1998 and 1997.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes accounting standards for reporting information about operating segments in annual financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997 and has not yet been adopted by the Company.

(3) In March 1998, the Company completed the sale of the net assets of its wholly owned subsidiary, Transcend Case Management, Inc. ("TCM") to CORE, Inc ("CORE"). Transcend will receive CORE stock with the value based on the future annual revenues from CORE's operation of TCM as of a date to be determined at the Company's discretion between April 1, 1999 and February 28, 2001. The carrying amount of the Company's future interest in CORE is recorded on the balance sheet based on the net book value of TCM on March 16, 1998.

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

OVERVIEW
--------

     Transcend Services, Inc. ("Transcend" or the "Company") provides healthcare information management (''HIM'') solutions to hospitals and other associated healthcare providers. The Company's range of HIM services includes (i) contract management, or "Co-Sourcing", of medical records and other HIM functions; (ii) transcription of physicians' dictated medical notes; and (iii) consulting relating to medical records and reimbursement coding. The Company currently operates the medical records and certain other HIM functions of 22 general acute care hospitals located in 11 states and the District of Columbia. The Company, through its wholly-owned subsidiary Transcend Case Management, Inc. ("TCM"), also provided case management and disability management services to insurance carriers, third party administrators and self-insured employers; however, the net assets of TCM were sold in March 1998.

     On April 29, 1998 the Company signed a definitive agreement to acquire Health Care Information Systems, Inc. ("HCIS") of Beaverton, Oregon. HCIS provides information management software and related services to approximately 65 hospitals concentrated in the eight western states. HCIS has recently released a new set of Windows based products, a state of the art set of tools for the management and reporting of health care information. Transcend plans to implement these tools in each of its 22 hospitals over the next two years and will utilize them in its Information Delivery Center ("IDC") operations. The IDC provides for the offsite medical coding from electronic records over Transcend's private network.

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

                                                  THREE MONTHS ENDED MARCH 31
                                                        (IN THOUSANDS)
     ----------------------------------------------------------------------------------------------
                              1998            %             1997        %            % CHANGE
     ----------------------------------------------------------------------------------------------
     NET REVENUES
     ----------------------------------------------------------------------------------------------
     Co-Sourcing              $ 6,965       56.3%           $ 5,717     53.2%        21.8%
     ----------------------------------------------------------------------------------------------
     Transcription              4,981       40.3%             4,326     40.3%        15.2%
     ----------------------------------------------------------------------------------------------
     Case Management              346        2.8%               554      5.2%       (37.5%)
     ----------------------------------------------------------------------------------------------
     Other                         82        0.7%               148      1.4%       (44.6%)
     ----------------------------------------------------------------------------------------------
     TOTAL                    $12,374      100.0%           $10,745    100.0%        15.2%
     ----------------------------------------------------------------------------------------------

     ----------------------------------------------------------------------------------------------
     GROSS MARGIN
     ----------------------------------------------------------------------------------------------
     Co-Sourcing              $ 1,208       17.3%           $   968     16.9%        24.8%
     ----------------------------------------------------------------------------------------------
     Transcription                891       17.9%               719     16.6%        23.9%
     ----------------------------------------------------------------------------------------------
     Case Management               83       24.0%                49      8.8%        69.4%
     ----------------------------------------------------------------------------------------------
     Other                       (113)    (137.8%)              (17)   (11.5%)     (564.7%)
     ----------------------------------------------------------------------------------------------
     TOTAL                    $ 2,069       16.7%           $ 1,719     16.0%        20.4%
     ----------------------------------------------------------------------------------------------


     Net revenues for the Company increased to $12,374,000 for the three months ended March 31, 1998 from $10,745,000 for the three months ended March 31, 1997, an increase of 15.2%. Co-Sourcing revenues were the largest single service class revenue source for the Company in each of these three month periods, representing 56.3% of total revenues in the 1998 period and 53.2% in the 1997 period. Co-Sourcing revenues increased to $6,965,000 for the three months ended March 31, 1998 from $5,717,000 in the comparable 1997 period, an increase of 21.8% as a result of new contracts signed in 1997 and 1998. Medical transcription revenues, represented 40.3% of the total revenues for the Company for the three months ended March 31, 1998 and 1997. Medical transcription revenues increased to $4,981,000 from $4,326,000 for the three months ended March 31, 1998 and 1997, an increase of 15.2% resulting from new customers and volume increases from existing customers. Other revenues represented 0.7% of the Company's net revenues for the three months ended ended March 31, 1998 and 1.4% of the Company's net revenues for the three months ending March 31, 1997. Other revenues decreased $66,000 or 44.6% to $82,000 for the three months ended March 31, 1998 from $148,000 for the three months ended March 31, 1997. TCM revenues decreased to $346,000 for the three months ended March 31, 1998 from $554,000 for the three months ended March 31, 1997 a decrease of 37.5% due to the loss of several key customer accounts at TCM.

     Excluding TCM, net revenues for the Company increased from $10,191,000 for the three months ended March 31, 1997 to $12,028,000 for the three months ended March 31, 1998, an increase of 18.0%.

     Gross profit increased 20.4% to $2,069,000 for the three months ended March 31, 1998 from $1,719,000 in the same prior year period. Gross profit margins (as a percentage of net revenues) expanded to 16.7% for the three months ended March 31, 1998 from 16.0% for the three months ended March 31, 1997 period. The increase in gross profit margin was primarily attributable to margin expansion in TCM as a result of restructuring the business in December 1997.

     Excluding TCM, gross profits were $1,986,000 for the quarter ended March 31, 1998, an increase of 18.9% over the same prior year period in 1997. Gross margins, excluding TCM, were 16.5% for the three months ended March 31, 1998 compared to 16.4% for the same prior year period.


                                                     THREE MONTHS ENDED
----------------------------------------------------------------------------------------
                                        MARCH 31,1998    MARCH 31, 1997    DIFFERENCE
----------------------------------------------------------------------------------------
Net revenues                                100.0%           100.0%           --
----------------------------------------------------------------------------------------
Direct costs                                 83.3%            84.0%         (0.7%)
----------------------------------------------------------------------------------------
Gross profit                                 16.7%            16.0%          0.7%
----------------------------------------------------------------------------------------
Marketing and sales expenses                  3.9%             3.9%          0.0%
----------------------------------------------------------------------------------------
General and administrative expenses           8.9%            10.5%         (1.6%)
----------------------------------------------------------------------------------------
Amortization expense                           .6%             1.1%         (0.5%)
----------------------------------------------------------------------------------------
Income  from operations                       3.3%             0.5%          2.8%
----------------------------------------------------------------------------------------
Interest expense, net                         0.8%             0.8%          0.0%
----------------------------------------------------------------------------------------
Income (loss) before discontinued             2.5%            (0.4%)         2.9%
 operations
----------------------------------------------------------------------------------------
Loss from discontinued operations            (0.1%)           (0.3%)         0.2%
----------------------------------------------------------------------------------------
Net income (loss)                             2.4%            (0.7%)         3.1%
----------------------------------------------------------------------------------------


     Marketing and sales expenses increased 15.1% to $479,000 for the three months ended March 31, 1998 from $416,000 in the same prior period but remained constant as a percentage of net revenues at 3.9%.

     General and administrative expenses decreased 2.3% to $1,107,000 for the three months ended March 31, 1998, from the $1,133,000 incurred in the same prior year period. Corporate general and administrative expenses decreased as a percentage of net revenues to 8.9% for the three months ended March 31, 1998 from 10.5% for the prior year quarter.

     Amortization expenses decreased to $72,000 or .6% of net revenues for the three months ended March 31, 1998 from $119,000 or 1.1% of net revenues for the three months ended March 31, 1997, reflecting the impact of the 1993 acquisition of dataLogix, Inc. being fully amortized and the write down of intangible assets related to TCM in December 1997.

     The Company's income from operations increased to $411,000 for the three months ended March 31, 1998 from $51,000 for the same prior year quarter due to increased gross profits from revenue growth.

     Interest expense, net increased to $104,000 for the three months ended March 31, 1998 as compared to $89,000 for the same prior year period, primarily due to the impact of interest expense incurred in connection with the Company's increased borrowings, loan fees, and higher interest rates associated with the credit facility. Interest expense, net was .8% of net revenues for the three months ended March 31, 1998 and 1997.

     The Company's income before discontinued operations increased to $307,000 for the three months ended March 31, 1998 from a loss of $38,000 for the three months ended March 31, 1997. Excluding TCM for 1998 and 1997, the Company's income before discontinued operations was $292,000 in 1998 and $235,000 in 1997, an improvement of 24.3%.

     The Company's loss from discontinued operations decreased to $15,000 from $34,000 for the three months ended March 31, 1998 and March 31, 1997, respectively, representing legal expenses incurred in connection with the Lawsuit (hereinafter defined). See Part II, Item 1. Legal Proceedings.


LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1998, continuing operations used $1,975,000 of cash. Cash has been used to fund the investment in capital assets and to fund changes in the Company's assets and liabilities. See also Part I,
Item 1. Financial Statements. Consolidated Statements of Cash Flows.

     The Company had net working capital of $5,106,000 at March 31, 1998, compared to $6,271,000 at December 31, 1997. The decrease in working capital of $1,165,000 is attributable to the investment in capital assets and the reduction of a line of credit facility.

     For the three months ended March 31, 1998, the Company's principal use of cash of $845,000 for investing purposes was for capital expenditures in association with the implementation of electronic document management systems in new customer sites.

     For the three months ended March 31, 1998, financing activities used cash of $221,000 due to reductions of the Company's line of credit facility.

     On April 3, 1997, the Company entered into a $5.0 million credit agreement with Coast Business Credit ("Coast"), an asset based lender (and a division of Southern Pacific Thrift and Loan Association). The agreement provides the Company with a $4.7 million working capital facility and a $300,000 capital expenditure facility secured by substantially all of the Company's assets. The Coast facilities do not contain any financial covenants but contain restrictions from paying dividends and entering into financing arrangements without consent. As of March 31, 1998 the capacity of the credit line based on the funding formula was $5.0 million.

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

     On April 13, 1998 the Company signed a new $10.0 million equipment loan facility with DVI Financial Services Inc. This facility, provides additional financing for electronic document management systems and transcription systems required for new contracts. The master loan agreement calls for monthly payments which fully amortize the cost of the equipment over the life of the customer contract, not to exceed 60 months, at a current interest rate of 10.2%.

     The Company anticipates that cash on hand, together with internally generated funds and cash available under its credit facilities, will be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business, and fund the out-of-pocket expenses and certain legal fees of its civil litigation action against certain insurance carriers for the remainder of fiscal 1998.

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

     For the three months ended March 31, 1998, the Company expensed approximately $15,000 of legal expenses connected with the Lawsuit. Under the original agreement with the Company's counsel of record in the Lawsuit, there was a cap on legal expenses and after December 1996, with respect to expenses incurred at the trial court level, the Company would only be responsible for out-of-pocket expenses and the payment to counsel of a percentage of any recovery of damages by the Company. However, in May 1997, the Company was notified that the partner principally responsible for the case was leaving the firm with which the Company contracted to handle the case. The Company has moved the representation to new counsel, which resulted in negotiation of a new fee arrangement requiring the Company to pay additional legal expenses incurred in connection with the appeal.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     The following exhibits are filed herewith:

                    10.14.1   DVI Financial Services Inc. Loan & Security
                              Agreement

                    11        Computation of Per Share Earnings

                    27.1      Financial Data Schedule 1998  (for SEC use only)
                    27.2      Financial Data Schedule 1997 (for SEC use only)

          (b) Reports on Form 8-K: there were no filings on Form 8-K during the quarter ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  TRANSCEND SERVICES, INC.



May 14, 1998                      By: /s/ Larry G. Gerdes
                                      -----------------------------------------
                                      Larry G. Gerdes,
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)



May 14, 1998                      By: /s/ Doug Shamon
                                      -----------------------------------------
                                      Doug Shamon
                                      Executive Vice President,
                                      Chief Financial Officer (Principal
                                      Financial and Accounting Officer)