Form 10-Q
period 1998-06-30
TRANSCEND SERVICES INC
filed 1998-08-14
CIK 858452

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1998


                                      OR


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from ________________ to ________________


                        Commission File Number 0-18217


                           TRANSCEND SERVICES, INC.
            (Exact name of registrant as specified in its charter)


          DELAWARE                                  33-0378756
(State or other jurisdiction of                  (I.R.S Employer
 incorporation or organization)                  Identification No.)


        3353 PEACHTREE ROAD, N.E., SUITE 1000, ATLANTA, GEORGIA  30326
             (Address of principal executive offices and zip code)
      Registrant's telephone number, including area code: (404) 364-8000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.


          Class                     Outstanding at August 13, 1998
          -----                     ------------------------------
Common Stock, $.01 par value                   21,488,000

================================================================================

                                 INDEX

                                                                          PAGE
                                                                          ----
PART  I.  FINANCIAL INFORMATION


Item 1.   Financial Statements


            Consolidated Balance Sheets as of
            June 30, 1998 and December 31, 1997...........................   3


            Consolidated Statements of Operations for the
            Three Months and Six Months Ended
            June 30, 1998 and 1997........................................   4


            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1998 and 1997.......................   5

            Notes to Consolidated Financial Statements....................   6



Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................   7



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...............................................  14

Item 2.   Changes in Securities and Use of Proceeds.......................  15

Item 4.   Submission of Matters to a Vote of Security Holders.............  15

Item 5.   Other Information...............................................  16

Item 6.   Exhibits and Reports on Form 8-K................................  16



SIGNATURES..................................................................17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)



                                                           JUNE 30,    DECEMBER 31
                                                             1998         1997
                                                           --------    -----------
                    ASSETS
                    ------
Current assets:

 Cash and cash equivalents...........................     $ 3,068,000   $ 5,541,000
 Accounts receivable, net of allowance for doubtful
  accounts of $169,000 at June 30, 1998 and
  $163,000 at December 31, 1997......................       6,157,000     4,965,000
 Prepaid expenses and other current assets...........       1,447,000       979,000
                                                          -----------   -----------

Total current assets.................................      10,672,000    11,485,000
                                                          -----------   -----------

Property and equipment:..............................

 Property and equipment..............................       8,394,000     6,699,000
 Accumulated depreciation............................      (3,425,000)   (3,277,000)
                                                          -----------   -----------

Property and equipment, net..........................       4,969,000     3,422,000

Deposits and other assets............................         793,000       510,000
Investment...........................................       1,259,000           --
Goodwill and other intangible assets, net............       1,593,000     2,587,000
Net assets from discontinued operations..............       2,696,000     2,646,000
                                                          -----------   -----------

Total assets.........................................     $21,982,000   $20,650,000
                                                          ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:

  Current maturities of long term debt..................  $   409,000   $   108,000
  Accounts payable......................................    1,248,000       843,000
  Accrued compensation and benefits.....................    2,092,000     2,399,000
  Other accrued liabilities.............................    2,257,000     1,751,000
  Deferred income taxes.................................      131,000       113,000
                                                          -----------   -----------

Total current liabilities...............................   6,137,,000     5,214,000
                                                          -----------   -----------

Long term debt, net of current maturities...............    5,270,000     4,983,000

Deferred income taxes...................................      540,000       540,000

Convertible debentures..................................    2,000,000     2,000,000

Commitments and contingencies

Stockholders' equity:

  Preferred stock, $.01 par value; 21,000,000 shares
      authorized Series A convertible preferred stock,
      212,800 shares issued at June 30, 1998 and
      December 31, 1997.................................        2,000         2,000
  Common stock, $.01 par value, 30,000,000 shares
      authorized, 21,488,000 shares and 20,500,000
       shares issued at June 30, 1998 and
       December 31, 1997 respectively...................      216,000       205,000
  Additional paid-in capital............................   26,183,000    26,208,000

  Retained deficit......................................  (18,366,000)  (18,502,000)
                                                          -----------   -----------
 Total stockholders' equity.............................    8,035,000     7,913,000
                                                          -----------   -----------
 Total liabilities and stockholders' equity.............  $21,982,000   $20,650,000
                                                          ===========   ===========
-------------------

The accompanying notes are an integral part of these consolidated balance sheets.

                           TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                   THREE MONTHS                   SIX MONTHS
                                                                  ENDED JUNE  30                ENDED JUNE  30
                                                          ---------------------------     --------------------------
                                                              1998            1997             1998        1997
                                                              -----          -----             ----        ----
Net revenues............................................  $12,831,000     $10,360,000     $25,205,000    $21,105,000
Direct costs............................................   10,636,000       8,950,000      20,941,000     17,976,000
                                                          -----------     -----------     -----------    -----------
    Gross profit........................................    2,195,000       1,410,000       4,264,000      3,129,000

Marketing and sales expenses............................      502,000         503,000         981,000        919,000
General and administrative expenses.....................    1,058,000       1,159,000       2,165,000      2,292,000
Amortization expenses...................................       50,000         114,000         122,000        233,000
Research and development expenses.......................       29,000              --          29,000             --
                                                          -----------     -----------     -----------    -----------

Income (loss)  from operations..........................      556,000        (366,000)        967,000       (315,000)

Other income (expense):

   Interest expense, net................................     (101,000)       (124,000)       (205,000)      (213,000)
   Other................................................      (60,000)             --         (60,000)            --
                                                          -----------     -----------     -----------    -----------

                                                             (161,000)       (124,000)       (265,000)      (213,000)


Income (loss) before taxes and discontinued operations..      395,000        (490,000)        702,000       (528,000)

Income taxes............................................           --              --              --             --
                                                          -----------     -----------     -----------    -----------

Income (loss) before discontinued operations............      395,000        (490,000)        702,000       (528,000)

Loss from discontinued operations.......................      (17,000)        (75,000)        (32,000)      (109,000)
                                                          -----------     -----------     -----------    -----------

Net income (loss).......................................  $   378,000     $  (565,000)    $   670,000    $  (637,000)
                                                          ===========     ===========     ===========    ===========


Dividends on preferred stock............................     (120,000)             --        (239,000)            --

Net income (loss) to common stockholders................  $   258,000     $  (565,000)    $   431,000    $  (637,000)
                                                          ===========     ===========     ===========    ===========

Basic income (loss) per share:

  From continuing operations............................  $      0.01     $     (0.02)    $      0.02    $     (0.02)
  From discontinued operations..........................  $    ( 0.00)    $     (0.01)    $     (0.00)   $     (0.01)
                                                          -----------     -----------     -----------    -----------

Net income (loss).......................................  $      0.01     $     (0.03)    $     (0.02)   $     (0.03)
                                                          ===========     ===========     ===========    ===========

Weighted average common shares outstanding..............   20,871,000      20,130,000      20,721,000     20,115,000
                                                          ===========     ===========     ===========    ===========

Diluted income (loss) per share:

  From continuing operations...........................   $      0.01     $     (0.02)    $      0.02    $     (0.02)
  From discontinued operations.........................   $     (0.00)    $     (0.01)    $     (0.00)   $     (0.01)
                                                          -----------     -----------     -----------    -----------

Net income (loss)......................................   $      0.01     $     (0.03)    $      0.02    $     (0.03)
                                                          ===========     ===========     ===========    ===========

Weighted average common shares outstanding.............    21,125,000      20,130,000      20,975,000     20,115,000
                                                          ===========     ===========     ===========    ===========
--------------------

 The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                               --------------
                                                                                                1998     1997
                                                                                                ----     ----
Cash flows from operating activities:
Net income (loss).....................................................................  $   431,000   $  (637,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

   Depreciation and amortization......................................................      805,000       801,000
   Loss related to discontinued operations............................................       32,000       109,000
Changes in assets and liabilities:

   Accounts receivable, net...........................................................   (1,127,000)     (621,000)

   Prepaid expenses and other current assets..........................................     (476,000)     (286,000)

   Deposits and other assets..........................................................     (284,000)        6,000
   Accounts payable...................................................................      312,000      (213,000)

   Accrued liabilities................................................................     (395,000)     (212,000)
                                                                                        -----------   -----------

Total adjustments.....................................................................   (1,133,000)     (416,000)
                                                                                        -----------   -----------
Net cash used in continuing operations................................................     (702,000)   (1,053,000)
Net cash used in discontinued operations..............................................      (83,000)     (128,000)
                                                                                        -----------   -----------
Net cash used in operating activities.................................................     (785,000)   (1,181,000)
Cash flows from investing activities:

   Capital expenditures...............................................................   (2,210,000)     (819,000)
   Cash acquired from acquisitions....................................................       31,000            --
   Distribution to former stockholder/owners..........................................           --      (284,000)
                                                                                       ------------   -----------
Net cash used in investing activities.................................................   (2,179,000)   (1,103,000)
                                                                                       ------------   -----------
Cash flows from financing activities:
   Borrowings under line of credit agreements.........................................       29,000       398,000
   Borrowings from long term debt.....................................................      517,000       189,000
   Principal payments long-term debt..................................................      (55,000)     (232,000)
   Proceeds from  stock options and other issuances...................................           --       648,000
                                                                                       ------------   -----------
Net cash provided by (used in)  financing activities..................................      491,000     1,003,000
                                                                                       ------------   -----------

Net change in cash and cash equivalents...............................................   (2,473,000)   (1,281,000)
Cash and cash equivalents, at beginning of period.....................................    5,541,000     1,663,000
                                                                                       ------------   -----------
Cash and cash equivalents, at end of period...........................................  $ 3,068,000   $   382,000
                                                                                        ============  ============
Supplemental cash flow information:
Cash paid for interest expense........................................................  $   231,000     $ 239,000

---------------------------

 The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE, 30, 1998 AND 1997

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


(2) In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income that includes all changes in equity during a period from transactions and events from nonowner sources. The Company has no components of comprehensive income other than net income for the six month periods ended June 30, 1998 and 1997.


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

(4). On June 1, 1998, the Company acquired 100% of the capital stock of Health Care Information Systems, Inc. ("HCIS") for 920,000 shares of unregistered common stock of the Company. The consolidated financial statements reflect the acquisition of HCIS under the pooling of interests method of accounting, however, the financial statements were not restated for the pre-acquisition results of HCIS, as the amounts are immaterial.

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


OVERVIEW
--------

  Transcend Services, Inc. ("Transcend" or the "Company") provides healthcare information management ("HIM") solutions to hospitals and other associated healthcare providers. The Company's range of HIM services includes (i) contract management, or "Co-Sourcing", of medical records and other HIM functions; (ii) transcription of physicians' dictated medical notes; (iii) consulting services relating to medical records and reimbursement coding; and (iv) software solutions for the collection, abstraction, effective medical coding and reporting of clinical data. The Company currently operates the medical records and certain other HIM functions of 24 general acute care hospitals located in 13 states and the District of Columbia.


RESULTS OF OPERATIONS


  Results of operations include the results from Transcend Case Management ("TCM") during 1997. TCM was sold in March 1998 and therefore affects the comparability of 1998 results to 1997. On June 1, 1998, the Company acquired 100% of the capital stock of Health Care Information Systems, Inc. and formed a wholly owned subsidiary of the Company hereinafter referred to as "Cascade". Cascade provides information management software and related services to approximately 65 hospitals concentrated in eight western states. Cascade has recently released a new set of Windows based products, a state of the art set of tools for the management and reporting of health care information. Transcend plans to implement these tools in each of its hospitals and will utilize them in its Information Delivery Center ("IDC") operations. The IDC provides for the offsite medical coding from electronic records over Transcend's private network.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997


  Net revenues for the Company increased to $12,831,000 for the three months ended June 30, 1998 from $10,360,000 for the three months ended June 30, 1997, an increase of 23.9%. The increase in net revenues results from new Co-Sourcing contracts and implementation fees of $294,000 related to new contracts to implement electronic document management systems.

  Excluding TCM, net revenues for the Company increased from $9,937,000 for the three months ended June 30, 1997 to $12,831,000 for the three months ended June 30, 1998, an increase of 29.1%.

  Gross profit increased 55.7% to $2,195,000 for the three months ended June 30, 1998 from $1,410,000 in the same prior year period. The increase in gross profit was attributable to the increase in net revenues from Co-Sourcing contracts and improvements in gross profit margins from existing Co-Sourcing contracts. Gross profit margins (as a percentage of net revenues) expanded to 17.1% for the three months ended June 30, 1998 from 13.6% for the three months ended June 30, 1997 period.

  Excluding TCM, gross profits were $2,195,000 for the quarter ended June 30, 1998, an increase of 63.4% over the same prior year period in 1997. Gross margins, excluding TCM, were 17.1% for the three months ended June 30, 1998 compared to 13.5% for the same prior year period.

  Marketing and sales expenses decreased to $502,000 for the three months ended June 30, 1998 from $503,000 in the same prior year period and decreased 1.0% as a percentage of net revenues to 3.9%. The decrease is due to the sale of TCM in March 1998. Excluding TCM, marketing and sales expenses increased $146,000 or 41% reflecting the hiring of 3 new sales executives.

  General and administrative expenses decreased 8.7% to $1,058,000 for the three months ended June 30, 1998, from the $1,159,000 incurred in the same prior year period. General and administrative expenses decreased as a percentage of net revenues to 8.2% for the three months ended June 30, 1998 from 11.2% for the prior year quarter. This decrease is also attributable to the sale of TCM in March.

  Amortization expenses decreased to $50,000 or 0.4% of net revenues for the three months ended June 30, 1998 from $114,000 or 1.1% of net revenues for the three months ended June 30, 1997, reflecting the impact of the 1993 acquisition of dataLogix, Inc. being fully amortized and the write down of intangible assets related to TCM in December 1997 and its sale in March 1998.

  The Company's income from operations increased to $556,000 for the three months ended June 30, 1998 from a loss of $366,000 for the same prior year period due to increased gross profits from revenue growth and from the sale of TCM which produced an operating loss of $242,000 in 1997.

  Other expense, net increased to $161,000 for the three months ended June 30, 1998 as compared to $124,000 for the same prior year period, primarily due to the impact of legal expenses incurred in connection with the acquisition of Cascade. Other expense, net was 1.3% of net revenues for the three months ended June 30, 1998 and 1.2% for the same prior year period.

   The Company's income before discontinued operations increased to $395,000 for the three months ended June 30, 1998 from a loss of $490,000 for the three months ended June 30, 1997.

  The Company's loss from discontinued operations decreased to $17,000 from $75,000 for the three months ended June 30, 1998 and June 30, 1997, respectively, representing legal expenses incurred in connection with the Lawsuit (hereinafter defined). See Part II, Item 1. Legal Proceedings.

  The following charts reflect the results of operations for the three months ended June 30, 1998 and 1997 excluding TCM, which was sold by the Company in March 1998.



                                                   THREE MONTHS ENDED JUNE 30
------------------------------------------------------------------------------------------------
                                         1998           1997            CHANGE        % CHANGE
------------------------------------------------------------------------------------------------
Net revenues                               $12,831     $9,937          $2,894           29.1%
------------------------------------------------------------------------------------------------
Gross profit                                 2,195      1,343             852           63.4%
------------------------------------------------------------------------------------------------
Gross margin                                  17.1%      13.5%              -            3.6%
------------------------------------------------------------------------------------------------
Marketing and sales expenses                   502        356             146           41.0%
------------------------------------------------------------------------------------------------
General and administrative expenses          1,058      1,028              30            2.9%
------------------------------------------------------------------------------------------------
Amortization expenses                           50         75             (25)         (33.3%)
------------------------------------------------------------------------------------------------
Research and development expenses               29         --              29             N/A
------------------------------------------------------------------------------------------------
Income (loss) from operations                  556       (116)            672          579.3%
------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------
                                                    THREE MONTHS ENDED JUNE 30
------------------------------------------------------------------------------------------------
                                              1998                1997               CHANGE
------------------------------------------------------------------------------------------------
Net revenues                                 100.0%              100.0%                  -
------------------------------------------------------------------------------------------------
Direct costs                                  82.9%               86.5%              ( 3.6%)
------------------------------------------------------------------------------------------------
Gross profit                                  17.1%               13.5%                3.6%
------------------------------------------------------------------------------------------------
Marketing and sales expenses                   3.9%                3.6%                0.3%
------------------------------------------------------------------------------------------------
General and administrative expenses            8.2%               10.3%               (2.1%)
------------------------------------------------------------------------------------------------
Research and development                       0.2%                 --                 0.2%
------------------------------------------------------------------------------------------------
Amortization expense                           0.4%                0.8%               (0.4%)
------------------------------------------------------------------------------------------------
Income  (loss) from operations                 4.3%               (1.2%)               5.5%
------------------------------------------------------------------------------------------------

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

  Net revenues increased to $25,205,000 for the six months ended June 30,1998 from $21,105,000 for the six months ended June 30,1997, an increase of 19.4%. The increase in net revenues results from new Co-Sourcing contracts and implementation fees of $522,000 related to new contracts to implement electronic document management systems.

  Gross profit increased to $4,264,000 for the six month period ended June 30, 1998 from $3,129,000 in the same prior year period. The increase in gross profit was attributable to the increase in net revenues from Co-Sourcing contracts and improvements in gross profit margins from existing Co-Sourcing contracts. Gross profit as a percentage of net revenues increased to 16.9% for the six months ended June 30, 1998 from 14.8% in the same prior year period.

  Marketing and sales expenses increased 6.7% to $981,000 in the six month period ended June 30,1998 from $919,000 in the same prior year period and decreased as a percentage of net revenues to 3.9% for the six month period ended June 30, 1998 from 4.4% for the six month period ended June 30, 1997.

  General and administrative expenses decreased 5.5% to $2,165,000 for the six months ended June 30, 1998 from the $2,292,000 incurred in the same prior year period. Corporate general and administrative expenses decreased as a percentage of net revenues to 8.6% for the six months ended June 30, 1998 from 10.9% in the same prior year period.

  Amortization expenses decreased to $122,000 for the six months ended June 30, 1998 from $233,000 for the six months ended June 30, 1997, reflecting the impact of the 1993 acquisition of dataLogix, Inc. being fully amortized and the write down of intangible assets related to TCM in December 1997 and its ale in March 1998.

  The Company's income from operations increased to $967,000 for the six months ended June 30, 1998, a $1,282,000 improvement from a loss of $315,000 in the same prior year period.

   Other expenses, net increased to $265,000 for the six months ended June 30,1998 as compared to $213,000 for the six months ended June 30, 1997, primarily due to legal expenses incurred in connection with the acquisition of Cascade.

  The Company's income before discontinued operations increased to $702,000 for the six months ended June 30, 1998 from a loss of $528,000 for the six months ended June 30, 1997. This improvement is due to the increase in gross profit for existing customers, new business and the sale of TCM in March, 1998.

  The Company's loss from discontinued operations of $32,000 and $109,000 for the six months ended June 30, 1998 and June 30, 1997, respectively, is due to legal expenses incurred in connection with the Lawsuit (hereinafter defined). See Part II, Item 1. Legal Proceedings.

  The following charts reflect the results of operations for the six months ended June 30, 1998 and 1997 excluding TCM, which was sold by the Company in March 1998.

-----------------------------------------------------------------------------------------------
                                                         SIX MONTHS ENDED JUNE 30
-----------------------------------------------------------------------------------------------
                                             1998         1997           CHANGE        % CHANGE
-----------------------------------------------------------------------------------------------
Net revenues                               $24,859        $20,128        $4,731          23.5%
-----------------------------------------------------------------------------------------------
Gross profit                                 4,177          3,013         1,164          38.6%
-----------------------------------------------------------------------------------------------
Gross margin                                  16.8%          15.0%           --           1.8%
-----------------------------------------------------------------------------------------------
Marketing and sales expense                    922            641           281          43.8%
-----------------------------------------------------------------------------------------------
General and administrative expense           2,165          2,009           156           7.8%
-----------------------------------------------------------------------------------------------
Amortization expense                           122            155            33         (21.3%)
-----------------------------------------------------------------------------------------------
Research and development expense                29             --            29            --
-----------------------------------------------------------------------------------------------
Income from operations                         939            208           731         351.4%
-----------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------
                                                       SIX MONTHS ENDED JUNE 30
-----------------------------------------------------------------------------------------------
                                                  1998               1997           CHANGE
-----------------------------------------------------------------------------------------------
Net revenue                                     100.0%              100.0%
-----------------------------------------------------------------------------------------------
Direct costs                                     83.2%               85.0%          (1.8%)
-----------------------------------------------------------------------------------------------
Gross profit                                     16.8%               15.0%           1.8%
-----------------------------------------------------------------------------------------------
Marketing and sales expense                       3.7%                3.2%           0.5%
-----------------------------------------------------------------------------------------------
General and administrative expenses               8.7%               10.0%          (1.3%)
-----------------------------------------------------------------------------------------------
Research and development                          0.1%                 --           0.1%
-----------------------------------------------------------------------------------------------
Amortization expenses                             0.5%                 .8%          (0.3%)
-----------------------------------------------------------------------------------------------
Income from operations                            3.8%                1.0%           2.8%
-----------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES


   For the six months ended June 30, 1998, continuing operations used $702,000 of cash. Cash has been used to fund the investment in capital assets and to fund
changes in the Company's assets and liabilities.   See also Part I, Item 1.
Financial Statements.  Consolidated Statements of Cash Flows.

  The Company had net working capital of $4,535,000 at June 30, 1998, compared to $6,271,000 at December 31, 1997. The decrease in working capital of $1,736,000 is primarily attributable to capital expenditures.

  For the six months ended June 30, 1998, the Company's principal use of cash of $2,179,000 for investing purposes was for capital expenditures in association with the implementation of dictation, transcription, and electronic document management systems to support new contracts.

  For the six months ended June 30, 1998, financing activities provided cash of $491,000 due to the proceeds received from the credit facility with DVI Financial Services, Inc. for the financing of electronic medical record systems.

  The Company has a $5.0 million revolving credit agreement with Coast Business Credit ("Coast"), an asset based lender (and a division of Southern Pacific Thrift and Loan Association) which matures May 31, 2000. The agreement provides the Company with a $4.7 million working capital facility and a $300,000 capital expenditure facility secured by substantially all of the Company's assets. The Coast facilities do not contain any financial covenants but contain restrictions from paying dividends and entering into financing arrangements without consent. As of June 30, 1998 the capacity of the credit line based on the funding formula was $4.9 million.

  These facilities bear interest at prime plus 2.25% declining to prime plus 1.75% upon two consecutive quarters of achievement and ongoing maintenance of a debt service coverage ratio of not less than 1.5 measured on an earnings before interest, taxes, and amortization ("EBITDA") basis minus the unfinanced portion of capital expenditures. EBITDA is used by Coast as an indicator of a company's ability to incur and service debt. EBITDA should not be considered an alternative to operating income, net income, cashflows, or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance, or as a measure of liquidity. These facilities are secured by a first security interest on all Company assets.

   On February 19, 1998, the Company signed a master lease agreement providing up to $5.0 million in lease financing with Information Leasing Corporation, a subsidiary of Provident Bank, Cincinnati, Ohio at interest rates equal to Provident Bank prime rate plus two percent. Subject to a review of the underlying customer contract, the master lease agreement calls for equal monthly payments over the term of the lease, typically the life of the underlying contract, not to exceed five years. The facility is intended to provide financing for new electronic document management systems and transcription systems required for new contracts. There were no borrowings outstanding as of June 30, 1998.

  On April 13, 1998 the Company signed a new $10.0 million equipment loan facility with DVI Financial Services Inc. This facility provides additional financing for electronic document management systems and transcription systems required for new contracts. The master loan agreement calls for monthly payments which fully amortize the cost of the equipment over the life of the customer contract, not to exceed 60 months, at a current interest rate of 10.2%. The total borrowings outstanding at June 30, 1998 was $518,000.

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


YEAR 2000 COMPLIANCE

  The Company has performed an assessment on the year 2000 readiness of its operations and the corporate financial systems and has begun to implement its plan to become year 2000 compliant.

  The Company is currently in the process of converting or upgrading its transcription systems to become year 2000 compliant. The Company expects to invest $1.5 million in new year 2000 compliant dictation and transcription systems over the next 15 months.

  In July 1998, the first of the Company's transcription operations went live on the Company's new national transcription platform, Transcription 2000, or "T2K". The Company plans to install T2K to service substantially all of the Company's new contracts and is assessing a plan to convert its existing operations to T2K. T2K utilizes Windows NT and allows for the digital movement of dictated voice files significantly reducing the cost of remote processing.

   The Company's Co-Sourcing operations and software systems are dependant upon the hospital's systems. The Company is in the process in making written inquiries to its existing customers to determine their readiness and their plans to become year 2000 compliant. The majority of the Company's Co-Sourcing contracts require that the hospital provide certain services, including access to electronic information, in order for Transcend to provide the services that the Company is contractually obligated to supply. If such services are not provided by the hospital, the Company has the contractual ability to receive reimbursement from the hospital for any additional expenses incurred due to the inability of the hospital to provide a functional software system.

  Cascade's new software product is year 2000 compliant. The software for existing customers has been modified to be year 2000 compliant. Cascade plans to upgrade or convert all of its customers to be year 2000 compliant by October 1998. The cost to be incurred for the upgrade is immaterial.

  The Company plans to upgrade its corporate financial systems by the end of 1998 to be year 2000 compliant. The cost to be incurred for the upgrade is estimated at $50,000.

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

  On March 21, 1997, the Los Angeles County Superior Court sustained the defendant insurance companies= demurrer to the Third Amended and Supplemental Complaint of the Company and certain of its subsidiaries, without leave to further amend the complaint. The Court determined in such ruling that exclusive jurisdiction with respect to the claims contained in the Lawsuit resides with the California Workers' Compensation Appeals Board and that the Superior Court of the State of California is an improper forum. The Company has been advised by counsel that there is no remedy for the damages claimed in the Lawsuit from the California Workers' Compensation Appeals Board. A final order dismissing the Lawsuit was issued by the Court on June 18, 1997. The Company appealed the ruling in the California Court of Appeals on June 25, 1997.

  On June 25, 1998 the California Court of Appeals affirmed the Superior Court of the State of California's decision dismissing its lawsuit against 22 of the largest California worker's compensation insurance carriers. The lawsuit had sought damages for abuse of process, intentional interference with contractual and prospective business relationships, negligent interference and unlawful or unfair business practices which led to the discontinuation in April 1993 of the former business of the Company's subsidiaries and their contracting associated medical groups. The Superior Court of the State of California had dismissed the lawsuit in June 1997 holding that exclusive jurisdiction of these claims reside with the California Workers' Compensation Appeals Board. Notwithstanding the Court of Appeals ruling, the Company continues to believe the lawsuit should be heard in the Superior Court and the Company filed Petition for Review with the California Supreme Court on July 28, 1998. However, should the appeal be denied, the Company may be held responsible for approximately $200,000 in court costs and will seek dismissal of all cross complaints. If the Company is unsuccessful in obtaining dismissal of all cross complaints, the costs of defending such claims could be substantial.

  For the six months ended June 30, 1998, the Company expensed approximately
$32,000 of legal expenses connected with the Lawsuit.   Under the original
agreement with the Company's counsel of record in the Lawsuit, there was a cap on legal expenses and after December 1996, with respect to expenses incurred at the trial court level, the Company would only be responsible for out-of-pocket expenses and the payment to counsel of a percentage of any recovery of damages by the Company. However, in May 1997, the Company was notified that the partner principally responsible for the case was leaving the firm with which the Company contracted to handle the case. The Company has moved the representation to new counsel, which resulted in negotiation of a new fee arrangement requiring the Company to pay additional legal expenses incurred in connection with the appeal and the cross complaints.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) On June 1, 1998, the Company acquired 100% of the outstanding capital stock of Health Care Information Systems, Inc. ("HCIS") in exchange for 920,000 shares of common stock of the Company. The shares of common stock of the Company were issued pursuant to an exemption from registration under the Securities Act of 1933, as provided in Section 4(2) thereunder and Section 506 of Regulation D promulgated under the Securities Act.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held its Annual Meeting of Stockholders on April 28, 1998. The following Directors were elected to serve until the next Annual Meeting of Stockholders or until their Successors are elected and qualified:

                                                 VOTES         VOTES
                                                  FOR         WITHHELD
                                                 ------       --------
             Donald L. Lucas                   20,071,495       254,084
             Larry G. Gerdes                   20,068,936       256,643
             George B. Caldwell                20,071,495       254,084
             Walter S. Huff, Jr.               20,071,095       254,484
             Charles E. Thoele                 20,072,095       253,484
             B. Frederick Becker               20,071,795       253,784

The stockholders also ratified the appointment of Arthur Andersen, LLP as independent accountants for the Company for the year ending December 31, 1998 with 20,251,132 votes FOR, 14,046 votes AGAINST and 60,401 ABSTAINING.

The stockholders also approved an amendment to the Company's 1992 Stock Option Plan, As Amended, to increase the number of shares available for issuance under the plan by 750,000 shares from 2,000,000 shares to 2,750,000 shares. The results of voting with respect to this proposal were as follows: 19,825,630 voted FOR, 424,176 shares voted AGAINST, and 75,773 shares ABSTAINING.


ITEM 5.  OTHER INFORMATION.

  As stated in the Company's 1998 Proxy Statement, proposals by stockholders intended to be presented at the 1999 Annual Meeting must be received at the offices of the Company no later than December 1, 1998 for consideration for inclusion in the Company's Proxy Statement for the 1999 Annual Meeting.

  In connection with the Company's Annual Meeting of Shareholders to be held in 1999, if the Company does not receive notice of a matter or proposal to be considered by February 10, 1999, then the persons appointed by the Board of Directors to act as the proxies for such Annual Meeting (named in the form of proxy) will be allowed to use their discretionary voting authority with respect to any such matter or proposal at the Annual Meeting, if such matter or proposal is raised at the Annual Meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 The following exhibits are filed herewith:



               11    Computation of Per Share Earnings



               27.1  Financial Data Schedule 1998  (for SEC use only)


(b) Reports on Form 8-K: During the quarter ended June 30, 1998, the Company filed a Form 8-K dated June 15, 1998 reporting under Item 2 the acquisition of Health Care Information Systems, Inc.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    TRANSCEND SERVICES, INC.



August 14, 1998                     By: /s/ Larry G. Gerdes
                                        -------------------------------
                                        Larry G. Gerdes,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



August 14, 1998                     By: /s/ Doug Shamon
                                        -------------------------------
                                        Doug Shamon
                                        Executive Vice President,
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)