Form 10-Q
period 1998-09-30
TRANSCEND SERVICES INC
filed 1998-11-17
CIK 858452

================================================================================




                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                 FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 1998



                                      OR



(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934



      For the transition period from ________________ to ________________



                        Commission File Number 0-18217



                           TRANSCEND SERVICES, INC.
            (Exact name of registrant as specified in its charter)



          DELAWARE                             33-0378756

(State or other jurisdiction of               (I.R.S Employer
 incorporation or organization)              Identification No.)



        3353 PEACHTREE ROAD, N.E., SUITE 1000, ATLANTA, GEORGIA  30326
             (Address of principal executive offices and zip code)
      Registrant's telephone number, including area code: (404) 364-8000



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----



     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.



          Class                              Outstanding at November 12, 1998
          -----                              --------------------------------

Common Stock, $.01 par value                            21,516,000

================================================================================

                                 INDEX


                                                                            PAGE
                                                                            ----

PART  I.    FINANCIAL INFORMATION



Item 1.     Financial Statements


            Consolidated Balance Sheets as of
            September 30, 1998 and December 31, 1997......................   3

            Consolidated Statements of Operations for the
            Three Months and Nine Months Ended
            September 30, 1998 and 1997...................................   4

            Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 1998 and 1997.................   5

            Notes to Consolidated Financial Statements....................   6



Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................   7


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings..............................................  14

Item 5.    Other Information..............................................  15

Item 6.    Exhibits and Reports on Form 8-K...............................  15

SIGNATURES................................................................  16

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           1998           1997
                                                       -------------   ------------
                    ASSETS
                    ------
Current assets:
 Cash and cash equivalents...........................      $ 1,838,000   $ 5,541,000
 Accounts receivable, net of allowance for doubtful
  accounts of $158,000 at September 30, 1998 and
  $163,000 at December 31, 1997......................        8,404,000     4,965,000
 Prepaid expenses and other current assets...........        1,372,000       979,000
                                                           -----------   -----------
Total current assets.................................       11,614,000    11,485,000
                                                           -----------   -----------
Property and equipment:
 Property and equipment..............................       10,511,000     6,699,000
 Accumulated depreciation............................       (3,828,000)   (3,277,000)
                                                           -----------   -----------
Property and equipment, net..........................        6,683,000     3,422,000

Deposits and other assets............................          795,000       510,000
Investment...........................................        1,259,000            --
Goodwill and other intangible assets, net............        1,547,000     2,587,000
Net assets from discontinued operations..............        2,702,000     2,646,000
                                                           -----------   -----------
Total assets.........................................      $24,600,000   $20,650,000
                                                           ===========   ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------

Current liabilities:
  Current maturities of long term debt..................  $    355,000  $    108,000
  Accounts payable......................................     2,775,000       843,000
  Accrued compensation and benefits.....................     2,281,000     2,399,000
  Other accrued liabilities.............................     2,848,000     1,751,000
  Deferred income taxes.................................       113,000       113,000
                                                          ------------  ------------
Total current liabilities...............................     8,372,000     5,214,000
                                                          ------------  ------------

Long term debt, net of current maturities...............     5,515,000     4,983,000

Deferred income taxes...................................       540,000       540,000

Convertible debentures..................................     2,000,000     2,000,000

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 21,000,000 shares
      authorized Series A convertible preferred stock,
      212,800 shares issued at September 30, 1998 and
      December 31, 1997.................................         2,000         2,000
  Common stock, $.01 par value, 30,000,000 shares
      authorized, 21,516,000 shares and 20,500,000
      shares issued at September 30, 1998 and
      December 31, 1997 respectively....................       216,000       205,000
  Additional paid-in capital............................    26,210,000    26,208,000

  Retained deficit......................................   (18,255,000)  (18,502,000)
                                                          ------------  ------------
 Total stockholders' equity.............................     8,173,000     7,913,000
                                                          ------------  ------------
 Total liabilities and stockholders' equity.............  $ 24,600,000  $ 20,650,000
                                                          ============  ============
-------------------

  The accompanying notes are an integral part of these consolidated balance sheets.

                           TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS                NINE MONTHS
                                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                           -------------------------   -------------------------
                                                              1998          1997          1998          1997
                                                           -----------   -----------   -----------   -----------
Net revenues.............................................. $14,030,000   $10,844,000   $39,235,000   $31,949,000
Direct costs..............................................  11,685,000     9,157,000    32,627,000    27,133,000
                                                           -----------   -----------   -----------   -----------
   Gross profit...........................................   2,345,000     1,687,000     6,608,000     4,816,000
Marketing and sales expenses..............................     585,000       543,000     1,566,000     1,462,000
General and administrative expenses.......................   1,187,000     1,411,000     3,352,000     3,703,000
Amortization expenses.....................................      45,000       110,000       167,000       343,000
Research and development expenses.........................     105,000            --       134,000            --
                                                           -----------   -----------   -----------   -----------
 Income (loss)  from operations...........................     423,000      (377,000)    1,389,000      (692,000)

Other income (expense):
   Interest expense, net..................................    (170,000)     (110,000)     (375,000)     (323,000)
   Other..................................................          --            --       (60,000)           --
                                                           -----------   -----------   -----------   -----------
                                                              (170,000)     (110,000)     (435,000)     (323,000)

Income (loss) before taxes and discontinued operations....     253,000      (487,000)      954,000    (1,015,000)
Income taxes..............................................          --            --            --            --
                                                           -----------   -----------   -----------   -----------
Income (loss) before discontinued operations..............     253,000      (487,000)      954,000    (1,015,000)
Loss from discontinued operations.........................     (22,000)      (15,000)      (54,000)     (124,000)
                                                            ----------   -----------   -----------   -----------
Net income (loss)......................................... $   231,000   $  (502,000)  $   900,000   $(1,139,000)
                                                           ===========   ===========   ===========   ===========

Dividends on preferred stock..............................    (120,000)           --      (359,000)           --

Net income (loss) to common stockholders.................. $   111,000   $  (502,000)  $   541,000   $(1,139,000)
                                                           ===========   ===========   ===========   ===========
Basic income (loss) per share:
  From continuing operations..............................     $  0.01        $(0.02)       $ 0.03        $(0.05)
  From discontinued operations............................     $ (0.00)       $(0.00)       $(0.00)       $(0.01)
                                                           -----------   -----------   -----------   -----------
Net income (loss).........................................     $  0.01        $(0.02)       $(0.03)       $(0.06)
                                                           ===========   ===========   ===========   ===========

Weighted average common shares outstanding................  21,514,000    20,442,000    20,882,000    20,219,000
                                                           ===========   ===========   ===========   ===========
Diluted income (loss) per share:
  From continuing operations..............................     $  0.01        $(0.02)       $ 0.03        $(0.05)
  From discontinued operations............................     $ (0.00)       $(0.00)       $(0.00)       $(0.01)
                                                           -----------   -----------   -----------   -----------
Net income (loss).........................................     $  0.01        $(0.02)       $ 0.03        $(0.06)
                                                           ===========   ===========   ===========   ===========
Weighted average common shares outstanding................  21,643,000    20,442,000    20,978,000    20,219,000
                                                           ===========   ===========   ===========   ===========

--------------------
The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                   NINE MONTHS
                                                                                                ENDED SEPTEMBER 30,
                                                                                            --------------------------
                                                                                                1998          1997
                                                                                                ----          ----
Cash flows from operating activities:
Net income (loss).....................................................................      $   541,000    $(1,139,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization......................................................        1,254,000      1,220,000
   Loss related to discontinued operations............................................           54,000        124,000
Changes in assets and liabilities:
   Accounts receivable, net...........................................................       (3,375,000)      (706,000)
   Prepaid expenses and other current assets..........................................         (402,000)      (192,000)
   Deposits and other assets..........................................................         (286,000)      (373,000)
   Accounts payable...................................................................        1,839,000        430,000
   Accrued liabilities................................................................          384,000         26,000
                                                                                            -----------    -----------
Total adjustments.....................................................................         (532,000)       529,000
                                                                                            -----------    -----------
Net cash provided by (used in) continuing operations..................................            9,000       (610,000)
Net cash used in discontinued operations..............................................         (111,000)      (154,000)
                                                                                            -----------    -----------
Net cash provided by (used in) operating activities...................................         (102,000)      (764,000)
                                                                                            -----------    -----------
Cash flows from investing activities:
   Capital expenditures...............................................................       (4,327,000)    (1,631,000)
   Cash acquired from acquisitions....................................................           31,000             --
   Distribution to former stockholder/owners..........................................               --       (282,000)
                                                                                            -----------    -----------
Net cash used in investing activities.................................................       (4,296,000)    (1,913,000)
                                                                                            -----------    -----------
Cash flows from financing activities:
   Borrowings under line of credit agreements.........................................          (60,000)     1,756,000
   Borrowings from long term debt.....................................................          917,000        189,000
   Principal payments long-term debt..................................................         (188,000)      (262,000)
   Proceeds from  stock options and other issuances...................................           26,000        723,000
                                                                                            -----------    -----------
Net cash provided by financing activities.............................................          695,000      2,406,000
                                                                                            -----------    -----------

Net change in cash and cash equivalents...............................................       (3,703,000)      (271,000)
Cash and cash equivalents, at beginning of period.....................................        5,541,000      1,663,000
                                                                                            -----------    -----------
Cash and cash equivalents, at end of period...........................................      $ 1,838,000    $ 1,392,000
                                                                                            ===========    ===========
Supplemental cash flow information:

Cash paid for interest expense........................................................      $   439,000    $   377,000

---------------------------

 The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998 AND 1997

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


(2) In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income that includes all changes in equity during a period from transactions and events from nonowner sources. The Company has no components of comprehensive income other than net income for the nine month periods ended September 30, 1998 and 1997.


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

(4) On June 1, 1998, the Company acquired 100% of the capital stock of Health Care Information Systems, Inc. ("HCIS") for 920,000 shares of unregistered common stock of the Company. The consolidated financial statements reflect the acquisition of HCIS under the pooling of interests method of accounting, however, the financial statements were not restated for the pre-acquisition results of HCIS, as the amounts are immaterial.

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


OVERVIEW
--------



  Transcend Services, Inc. ("Transcend" or the "Company") provides healthcare information management ("HIM") solutions to hospitals and other associated healthcare providers. The Company's range of HIM services includes (i) contract management, or "Co-Sourcing", of medical records and other HIM functions; (ii) transcription of physicians' dictated medical notes; (iii) consulting services relating to medical records and reimbursement coding; and (iv) software solutions for the collection, abstraction, effective medical coding and reporting of clinical data. The Company currently operates the medical records and certain other HIM functions of 20 general acute care hospitals located in 12 states and the District of Columbia.


RESULTS OF OPERATIONS


  Results of operations include the results from Transcend Case Management ("TCM") during 1997. TCM was sold in March 1998 and therefore affects the comparability of 1998 results to 1997. On June 1, 1998, the Company acquired 100% of the capital stock of Health Care Information Systems, Inc. and formed a wholly owned subsidiary of the Company hereinafter referred to as "Cascade". Cascade provides information management software and related services to approximately 65 hospitals concentrated in eight western states. Cascade has recently released a new set of Windows based products, a state of the art set of tools for the management and reporting of health care information. Transcend plans to implement these tools in each of its hospitals and will utilize them in its Information Delivery Center ("IDC") operations. The IDC will provide for the off-site medical coding from electronic records over a private network.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997



  Net revenues for the Company increased to $14,030,000 for the three months ended September 30, 1998 from $10,844,000 for the three months ended September 30, 1997, an increase of 29.4%. The increase in net revenues results from new sales and the acquisition of Cascade in June, 1998.

  Excluding TCM, net revenues for the Company increased from $10,402,000 for the three months ended September 30, 1997 to $14,030,000 for the three months ended September 30, 1998, an increase of 34.9%.

  Gross profit increased 39.0% to $2,345,000 for the three months ended September 30, 1998 from $1,687,000 in the same prior year period. The increase in gross profit was attributable to the increase in net revenues from new sales and improvements in gross profit margins from existing contracts. Gross profit margins (as a percentage of net revenues) expanded to 16.7% for the three months ended September 30, 1998 from 15.6% for the three months ended September 30, 1997 period.


  Excluding TCM, gross profits were $2,345,000 for the quarter ended September 30, 1998, an increase of 42.4% over the same prior year period in 1997. Gross margins, excluding TCM, were 16.7% for the three months ended September 30, 1998 compared to 15.8% for the same prior year period.


  Marketing and sales expenses increased to $585,000 for the three months ended September 30, 1998 from $543,000 in the same prior year period but decreased as a percentage of net revenues to 4.2%. The decrease is due to the sale of TCM in March 1998. Excluding TCM, marketing and sales expenses increased $165,000 or 39.3% reflecting the acquisition of Cascade on June 1, 1998 and the hiring of five new sales executives.


  General and administrative expenses decreased 15.9% to $1,187,000 for the three months ended September 30, 1998, from the $1,411,000 incurred in the same prior year period. General and administrative expenses decreased as a percentage of net revenues to 8.5% for the three months ended September 30, 1998 from 13.0% for the prior year quarter. This decrease is also attributable to the sale of TCM in March.

  Research and development expenses increased to $105,000 for the three months ended September 30, 1998 due to the acquisition of Cascade.

  Amortization expenses decreased to $45,000 for the three months ended September 30, 1998 from $110,000 for the three months ended September 30, 1997, reflecting the impact of the 1993 acquisition of dataLogix, Inc. being fully amortized and the write down of intangible assets related to TCM in December 1997 and its sale in March 1998.

  The Company's income from operations increased to $423,000 for the three months ended September 30, 1998 from a loss of $377,000 for the same prior year period due to increased gross profits from revenue growth and from the sale of TCM which produced an operating loss of $276,000 in 1997.


  Other expense, net increased to $170,000 for the three months ended September 30, 1998 as compared to $110,000 for the same prior year period, primarily due to the impact of interest expense incurred in connection with the Company's increased borrowings and loan fees associated with the credit facility.

   The Company's income before discontinued operations increased to $253,000 for the three months ended September 30, 1998 from a loss of $487,000 for the three months ended September 30, 1997.

  The Company's loss from discontinued operations increased to $22,000 from $15,000 for the three months ended September 30, 1998 and September 30, 1997, respectively, representing legal expenses incurred in connection with the Lawsuit (hereinafter defined). See Part II, Item 1. Legal Proceedings.

  The following charts reflect the results of operations for the three months ended September 30, 1998 and 1997 excluding TCM, which was sold by the Company in March 1998.

                                                 THREE MONTHS ENDED SEPTEMBER 30
--------------------------------------------------------------------------------------------------------------------------------
                                             1998         1997        CHANGE     % CHANGE
--------------------------------------------------------------------------------------------------------------------------------
Net revenues                               $14,030      $10,402       $3,628       34.9%
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                 2,345        1,647          698       42.4%
--------------------------------------------------------------------------------------------------------------------------------
Gross margin                                  16.7%        15.8%          --         .9%
--------------------------------------------------------------------------------------------------------------------------------
Marketing and sales expenses                   585          420          165       39.3%
--------------------------------------------------------------------------------------------------------------------------------
General and administrative expenses          1,187        1,257          (70)      (5.6%)
--------------------------------------------------------------------------------------------------------------------------------
Amortization expenses                           45           71          (26)     (36.6%)
--------------------------------------------------------------------------------------------------------------------------------
Research and development expenses              105           --          105        N/A
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                  423         (101)         524      518.8%
--------------------------------------------------------------------------------------------------------------------------------

                                                 THREE MONTHS ENDED SEPTEMBER 30
--------------------------------------------------------------------------------------------------------------------------------
                                            1998                1997               CHANGE
--------------------------------------------------------------------------------------------------------------------------------
Net revenues                               100.0%              100.0%                --
--------------------------------------------------------------------------------------------------------------------------------
Direct costs                                83.3%               84.2%               (.9%)
--------------------------------------------------------------------------------------------------------------------------------
Gross profit                                16.7%               15.8%                .9%
--------------------------------------------------------------------------------------------------------------------------------
Marketing and sales expenses                 4.2%                4.0%               0.2%
--------------------------------------------------------------------------------------------------------------------------------
General and administrative expenses          8.5%               12.1%              (3.6%)
--------------------------------------------------------------------------------------------------------------------------------
Research and development                     0.7%                 --                0.7%
--------------------------------------------------------------------------------------------------------------------------------
Amortization expense                         0.3%                0.7%              (0.4%)
--------------------------------------------------------------------------------------------------------------------------------
Income  (loss) from operations               3.0%               (1.0%)              4.0%
--------------------------------------------------------------------------------------------------------------------------------

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

  Net revenues increased to $39,235,000 for the nine months ended September 30,1998 from $31,949,000 for the nine months ended September 30,1997, an increase of 22.8%. The increase in net revenues results from new sales and the acquisition of Cascade.


  Gross profit increased to $6,608,000 for the nine month period ended September 30, 1998 from $4,816,000 in the same prior year period. The increase in gross profit was attributable to the increase in net revenues, improvements in gross profit margins from existing contracts and the addition of Cascade which yields significant higher profit margins than the other service lines of business. Gross profit as a percentage of net revenues increased to 16.8% for the nine months ended September 30, 1998 from 15.1% in the same prior year period.


  Marketing and sales expenses increased 7.1% to $1,566,000 in the nine month period ended September 30,1998 from $1,462,000 in the same prior year period but decreased as a percentage of net revenues to 4.0% for the nine month period ended September 30, 1998 from 4.6% for the nine month period ended September 30, 1997.

  General and administrative expenses decreased 9.5% to $3,352,000 for the nine months ended September 30, 1998 from the $3,703,000 incurred in the same prior year period. General and administrative expenses decreased as a percentage of net revenues to 8.5% for the nine months ended September 30, 1998 from 11.6% in the same prior year period.

  Research and development expenses increased to $134,000 for the nine months ended September 30, 1998 as a result of the acquisition of Cascade.

  Amortization expenses decreased to $167,000 for the nine months ended September 30, 1998 from $343,000 for the nine months ended September 30, 1997, reflecting the impact of the 1993 acquisition of dataLogix, Inc. being fully amortized and the write down of intangible assets related to TCM in December 1997 and its sale in March 1998.

  The Company's income from operations increased to $1,389,000 for the nine months ended September 30, 1998, a $2,081,000 improvement from a loss of $692,000 in the same prior year period.


   Other expenses, net increased to $435,000 for the nine months ended September 30,1998 as compared to $323,000 for the nine months ended September 30, 1997, primarily due to legal expenses incurred in connection with the acquisition of Cascade and the impact of interest expense incurred in connection with the Company's increased borrowings associated with the credit facility.

  The Company's income before discontinued operations increased to $954,000 for the nine months ended September 30, 1998 from a loss of $1,015,000 for the nine months ended September 30, 1997. This improvement is due to the increase in gross profit for existing customers, new business and the sale of TCM in March, 1998.

  The Company's loss from discontinued operations of $54,000 and $124,000 for the nine months ended September 30, 1998 and September 30, 1997, respectively, is due to legal expenses incurred in connection with the Lawsuit (hereinafter
defined).   See Part II, Item 1.  Legal Proceedings.

  The following charts reflect the results of operations for the nine months ended September 30, 1998 and 1997 excluding TCM, which was sold by the Company in March 1998.



                                                    NINE MONTHS ENDED SEPTEMBER 30
---------------------------------------------------------------------------------------------------
                                                   1998      1997    CHANGE    % CHANGE
---------------------------------------------------------------------------------------------------
Net revenues                                       $38,889  $30,530  $8,359    27.4%
---------------------------------------------------------------------------------------------------
Gross profit                                         6,525    4,660   1,865    40.0%
---------------------------------------------------------------------------------------------------
Gross margin                                          16.8%    15.3%     --     1.5%
---------------------------------------------------------------------------------------------------
Marketing and sales expense                          1,507    1,061     446    42.0%
---------------------------------------------------------------------------------------------------
General and administrative expense                   3,352    3,267      85     2.6%
---------------------------------------------------------------------------------------------------
Amortization expense                                   167      304    (137)  (45.1%)
---------------------------------------------------------------------------------------------------
Research and development expense                       134       --     134      --
---------------------------------------------------------------------------------------------------
Income from operations                               1,365       28   1,337 4,775.0%
---------------------------------------------------------------------------------------------------

                                                      NINE MONTHS ENDED SEPTEMBER 30
---------------------------------------------------------------------------------------------------
                                                       1998        1997      CHANGE
---------------------------------------------------------------------------------------------------
Net revenue                                           100.0%      100.0%
---------------------------------------------------------------------------------------------------
Direct costs                                           83.2%       84.7%       (1.5%)
---------------------------------------------------------------------------------------------------
Gross profit                                           16.8%       15.3%        1.5%
---------------------------------------------------------------------------------------------------
Marketing and sales expense                             3.9%        3.5%        0.4%
---------------------------------------------------------------------------------------------------
General and administrative expenses                     8.6%       10.7%       (2.1%)
---------------------------------------------------------------------------------------------------
Research and development                                0.4%         --         0.4%
---------------------------------------------------------------------------------------------------
Amortization expenses                                   0.4%        1.0%       (0.6%)
---------------------------------------------------------------------------------------------------
Income from operations                                  3.5%        0.1%        3.4%
---------------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES


   For the nine months ended September 30, 1998, continuing operations provided $409,000 of cash. Cash has been used to fund the investment in capital assets
and to fund changes in the Company's assets and liabilities.   See also Part I,
Item 1. Financial Statements.  Consolidated Statements of Cash Flows.

  For the nine months ended September 30, 1998, the Company's principal use of cash of $4,296,000 for investing purposes was for capital expenditures in association with the implementation of dictation, transcription, and electronic document management systems to support new contracts and for the development and deployment of its new transcription system, T2K, (see year 2000 compliance), and IDC solutions.

  For the nine months ended September 30, 1998, financing activities provided cash of $695,000 due to the proceeds received from the credit facility with DVI Financial Services, Inc. for the financing of electronic medical record systems.

  The Company had net working capital of $3,242,000 at September 30, 1998, compared to $6,271,000 at December 31, 1997. The decrease in working capital of $3,429,000 is primarily attributable to capital expenditures.

  The Company has a $5.0 million revolving credit agreement with Coast Business Credit ("Coast"), an asset based lender (and a division of Southern Pacific Thrift and Loan Association) which matures May 31, 2000. The agreement provides the Company with a $4.7 million working capital facility and a $300,000 capital expenditure facility secured by substantially all of the Company's assets. The Coast facilities do not contain any financial covenants but contain restrictions from paying dividends and entering into financing arrangements without consent. As of September 30, 1998 the capacity of the credit line based on the funding formula was $5.0 million.

  These facilities bear interest at prime plus 2.25% declining to prime plus 1.75% upon two consecutive quarters of achievement and ongoing maintenance of a debt service coverage ratio of not less than 1.5 measured on an earnings before interest, taxes, and amortization (EBITDA) basis minus the unfinanced portion of capital expenditures. EBITDA is used by Coast as an indicator of a company's ability to incur and service debt. EBITDA should not be considered an alternative to operating income, net income, cashflows, or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance, or as a measure of liquidity. These facilities are secured by a first security interest on all Company assets.

   On February 19, 1998, the Company signed a master lease agreement providing up to $5.0 million in lease financing with Information Leasing Corporation, a subsidiary of Provident Bank, Cincinnati, Ohio at interest rates equal to Provident Bank prime rate plus two percent. Subject to a review of the underlying customer contract, the master lease agreement calls for equal monthly payments over the term of the lease, typically the life of the underlying contract, not to exceed five years. The facility is intended to provide financing for new electronic document management systems and transcription systems required for new contracts. There were no borrowings outstanding as of September 30, 1998.

  On April 13, 1998 the Company signed a new $10.0 million equipment loan facility with DVI Financial Services Inc. This facility provides additional financing for electronic document management systems and transcription systems required for new contracts. The master loan agreement calls for monthly payments which fully amortize the cost of the equipment over the life of the customer contract, not to exceed 60 months, at a current interest rate of 10.2%. The total borrowings outstanding at September 30, 1998 was approximately $500,000.

  The Company anticipates that cash on hand, together with internally generated funds, expected reductions in accounts receivable and cash available under its credit facilities will be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business, and fund the out-of-pocket expenses and certain legal fees of its civil litigation action against certain insurance carriers for the next year. Additional capital resources will be required to fund year 2000 compliance and T2k investments (see below). The Company is working to procure such additional capital resources over the next six months.


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

  On October 2, 1998, the Supreme Court of the State of California agreed to review the decision of the California Court of Appeals affirming the Superior Court of the State of California's dismissal of the lawsuit.

  For the nine months ended September 30, 1998, the Company expensed
approximately $54,000 of legal expenses connected with the Lawsuit.   Under the
original agreement with the Company's counsel of record in the Lawsuit, there was a cap on legal expenses and after December 1996, with respect to expenses incurred at the trial court level, the Company would only be responsible for out-of-pocket expenses and the payment to counsel of a percentage of any recovery of damages by the Company. However, in May 1997, the Company was notified that the partner principally responsible for the case was leaving the firm with which the Company contracted to handle the case. The Company has moved the representation to new counsel, which resulted in negotiation of a new fee arrangement requiring the Company to pay additional legal expenses incurred in connection with the appeal and the cross complaints.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 The following exhibits are filed herewith:

               11    Computation of Per Share Earnings
               27.1  Financial Data Schedule 1998  (for SEC use only)



          Reports on Form 8-K:   There were no filings on Form 8-K during the
          -------------------
          quarter ended September 30, 1998.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                    TRANSCEND SERVICES, INC.



November 13, 1998                   By: /s/ Larry G. Gerdes
                                        ----------------------------------------
                                       Larry G. Gerdes,
                                       President and Chief Executive Officer
                                      (Principal Executive Officer)



November 13, 1998                   By: /s/ Doug Shamon
                                        ----------------------------------------
                                        Doug Shamon
                                        Executive Vice President,
                                        Chief Financial Officer (Principal
                                        Financial and Accounting Officer)