Form 10-K
period 1998-12-31
TRANSCEND SERVICES INC
filed 1999-03-31
CIK 858452

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

                   For the fiscal year ended December 31, 1998
                                       or

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                                (NO FEE REQUIRED)

              For the transition period from _________ to _________
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
    Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
    subject to such filing requirements for the past 90 days. Yes |X| No |_|

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-K or any amendment to
                              this Form 10-K. |_|

    Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed using the last sale price as reported for the Registrant's common stock on March 15, 1999 was $28,303,010.

  Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

                    Class                  Outstanding at March 15, 1999

       Common Stock, $.01 par value                  21,555,986
                                                     ----------

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's proxy statement to be filed in connection with the 1998 Annual Meeting of Stockholders to be held May 11, 1999, are incorporated by reference herein in response to Part III of this report.

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

GENERAL

      Transcend Services, Inc. and its subsidiary, Cascade Health Information Software, Inc. ("Cascade"), provide patient information management solutions to hospitals and other associated healthcare providers. These solutions include medical records department management, transcription of physicians' dictated medical notes, coding and compliance services, and state-of-the-art software for the management of patient information. The Company's wholly-owned subsidiary, Transcend Case Management, Inc. ("TCM"), also provides case management services to insurance carriers, third party benefit administrators, and self-insured employers.

      With over 5,000 hospitals in the United States, the market for outsourcing the management of medical records departments, medical transcription services, medical record coding services, and management of other affiliated departments is sizable. Management estimates the total patient information market potential to exceed $5 billion.

      The healthcare industry continues its course of rapid change. Trends such as government regulation, industry consolidation, quality of care, and technological advancements are shaping new opportunities for Transcend and other healthcare service providers. Breakthroughs in technology, telecommunications, the growing acceptance of the Internet, and new applications such as voice recognition and digital imaging have also emerged. As a result, hospitals are now relying on new technologies to help them compete.

      Healthcare providers are also looking to outsource to third parties certain costly or complicated non-core functions, where they are unable to achieve economies of scale, or where they can take advantage of technologic capabilities. In particular, patient information and its timely delivery have become critical to improving productivity while maintaining a high level of patient care.

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

      The industry has long sought a true "electronic patient record" where all relevant patient data is captured and organized for use in patient care, outcomes evaluation, and for automating healthcare administration. However, management of the Company believes that the development and wide scale implementation of such systems are still several years away. Over the past several years, new technologies have emerged and gained acceptance as a bridge to the ultimate electronic patient record.

      Today's leading electronic patient record ("EPR") systems capture patient demographic and clinical data via interfaces to existing healthcare information systems and capture images of paper documents still in use. Industry sources estimate that as much as 60% of the patient record is still captured in paper form. While EPR systems do not capture all relevant information contained within paper documents as discreet data elements, these systems automate and image enable the operation of the medical record department functions. EPR systems also provide instantaneous and simultaneous access to medical record information to authorized parties.

      Advances in telecommunications, Internet technologies and voice recognition capabilities are emerging, creating opportunities to apply these technological advances to various functions within the medical record department, including medical transcription, abstracting, and coding. These technologies enable cost-effective digital movement of voice, images, and data allowing for off-site processing of these various functions. The ability to process off-site allows for faster turnaround times, increased availability of skilled professionals, and lower costs.

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

      Hospitals have outsourced basic services including housekeeping, laundry and food preparation for a number of years to reduce operating costs and ensure quality of service. They are now looking at other costly or complicated functions that are not directly related to core competencies or where they are unable to achieve economies of scale. An increasing number of healthcare providers are now outsourcing the pharmacy, emergency room staffing and physical therapy staffing functions. Many functions of health information management have also been widely outsourced including transcription, microfilming, record storage, release of information, cancer registry and coding. The Company believes its comprehensive Co-Sourcing concept is a natural extension of underlying industry trends.

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

      On March 16, 1998, the net assets of the Company's wholly-owned subsidiary, Transcend Case Management Services, Inc. ("TCM"), formerly Sullivan Health and Management Services, Inc. were sold to CORE, INC., a publicly traded corporation. On December 23, 1998, Transcend Services, Inc. reacquired the net assets of TCM, which was accounted for under the purchase method of accounting.

      On June 1, 1998, Transcend Services, Inc. completed the acquisition of Health Care Information Systems, Inc. ("HCIS"). The Company has merged
HCIS into a newly formed wholly-owned subsidiary, Cascade Health Information Software, Inc. ("Cascade"), the product name formerly used by HCIS and widely recognized in the industry.

BUSINESS STRATEGY

      The Company's business strategy focuses on providing a broad range of patient information solutions. Various competitors have developed niche businesses focusing on a particular component of patient information, such as medical transcription. Transcend is uniquely positioned to build upon its Co-Sourcing experience and to provide a broad solution offering. Transcend's strategy is to provide a solution for every health system. Transcend will take advantage of advanced technologies and healthcare information management expertise to improve efficiency, productivity, and secured access of clinical patient information. Key elements of the Company's business strategy are detailed below.

                 Increase Market Penetration and Growth Capacity

      The Company is focused on increasing its penetration of the healthcare information market segments it serves. The Company's initial target market is comprised of the approximate 1,500 hospitals in the United States with more than 200 beds. The Company has substantially expanded its sales force and is applying new strategic targeting programs to identify sales leads. The Company has also invested in creating growth capacity with its new transcription platform and its Atlanta Transcription Hub.

      Use Advanced Information Technology to Improve Value and Reduce Costs

      Transcend is technology-oriented solutions company and intends to utilize the most effective technology available to improve the way patient information is managed. The Company believes the application of advanced technology will reshape the way patient information is managed across the healthcare delivery system in the future and provide margin expansion opportunities for Transcend. Some of the technologies include electronic patient record systems, designed to provide instantaneous and simultaneous access to the patient record by authorized users including physicians and other clinical providers, and digital voice technologies allowing fast and low cost transmission of voice files. In addition, the Company will evaluate new technologies such as natural language processing to automate its coding services.

                  Develop Information Delivery Center Capability

      The Company has developed the concept of an Information Delivery Center ("IDC") as a business model for the provision of patient information solutions. Under the model, the Company plans to consolidate certain of the functional and technological aspects of patient information management into centralized service centers, such as the transcription hub in Atlanta. The initial focus has been the development of off-site coding and abstracting capabilities and the national transcription platform. Functions such as chart analysis, release of information, cancer registry, scheduling, preregistration information assembly, benefit verification and procedure precertification, and almost all patient accounting and billing functions, could also be added.

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

      The IDC model offers several benefits, including the ability to (i) perform similar functions for multiple clients that are common, thereby increasing efficiency and reducing staffing needs, (ii) offer Co-Sourcing services to larger integrated delivery systems with multiple facilities and to provide geographically dispersed healthcare providers with a central location from which they receive patient data, and (iii) increase the range of potential clients to include larger medical clinics, skilled nursing facilities, long-term care facilities.

                 Expand Range of Patient Information Solutions.

      Other services where the Company sees immediate opportunities include master patient index clean up, cancer and trauma registry, storage and release of information, and coding and abstracting services.

      In addition, significant opportunities exist to expand the Company's Cascade product delivering other products used in the management of patient information. The Company's expects to release its transcription system as the next new product offering from Cascade. Other potential future offerings include cancer and trauma registry, chart completion, chart location, master patient index, and release of information software.

      Through its services, Transcend provides immediate and long-term cost savings and revenue and cash flow improvements to its healthcare provider customers. The Co-Sourcing relationship could expand in time to include other services such as admissions, utilization review, quality assurance and business office services. Because such services are essential to the efficient flow of information in healthcare delivery systems, and with the advantage of the Company's EPR solution, these services are a natural extension of the Co-Sourcing of the medical records department.

                   Pursue Acquisitions and Strategic Alliances

      The Company has historically used an acquisition strategy to fulfill part of its business plan, and will continue to seek acquisition opportunities to complement, expand and diversify its service offerings. There are several niche patient information management areas with ample opportunity to help expand the Company's capabilities and pursue its strategy of "a solution for every health system."

      The Company will also pursue the formation of strategic alliances, such as its VHA alliance, in an effort to accelerate its growth through market expansion. However, the Company believes that the Co-Sourcing concept can meet the needs of many other healthcare providers, and the Company's marketing efforts are designed to eventually expand its customer profile to include larger clinics, sub-acute care facilities, HMOs, skilled nursing facilities and others.

                   Create Value from Data Captured in Systems

      As the Company develops and implements its systems, it will capture the key data elements in a data repository. Such data can then be "mined", increasing the value of the services provided by Transcend and potentially creating new revenue channels.

DESCRIPTION OF THE BUSINESS

      Below is a description of the Company's business by reportable industry segments. See Note 2 of "Notes to Consolidated Financial Statements" for financial information about industry segments.

PATIENT INFORMATION SERVICES

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

      Under the terms of its Co-Sourcing contracts, the Company provides complete day-to-day management and operation of the facility's medical records department. Activities include:

      . Gathering of patient record information from various sources . Transcription of medical dictation
      . Coding of inpatient, outpatient, ambulatory, and emergency room visits
      .  Abstraction of medical information
      .  Issuance of birth certificates
      .  Issuance of death certificates
      . Reporting of certain data related to trauma and cancer cases to governing bodies
      .  Patient record deficiency analysis
      .  Patient record completion Storage of patient records
      .  Retrieval and delivery of patient records
      .  Release of information to third parties

      The Company's Co-Sourcing contracts are of two types, "Management Only" and full Co-Sourcing. Under Management Only contracts, the Company provides a department director to supervise a hospital's medical records department and employs the departmental supervisory personnel, while all other employees of the department remain on the hospital's payroll. This may be for an interim period, or a long-term arrangement.

      Under full Co-Sourcing agreements, the Company hires all the employees of the department as the Company's employees. The Company then reengineers the workflow and processes with the Company's best practices. The Company also generally provides supplemental training to these employees once it takes over the department. The Company prefers, whenever possible, to maintain the employment of all of the existing employees and is rarely required to hire additional staff.

      The Company's contract management team is supported by Transcend's national capabilities, including the Coding and Compliance Services Group, the Electronic Patient Record Implementation Team, Transcend University, Cascade Health Information Software, the national transcription operations, and Transcend's other site directors and HIM professionals.

      Transcend's Coding and Compliance Services Group is made up of highly skilled and experienced health information management professionals whose responsibility is to act as an internal consulting team to its Co-Sourced customers. This group also performs data quality improvement and case mix integrity services (the "DQI" program.) DQI involves physician education, coder education and pre-bill review of medical coding to enhance the customer's compliance with reimbursement regulation and help ensure the customer is paid appropriately. This service will also be offered from remote locations.

      The Technology Implementation Group supports customer implementations of Electronic Patient Record ("EPR"). Transcend believes automation of medical records will reshape the way information is managed across the healthcare delivery system and increase the value of patient information and medical records operations. Transcend has been a national leader implementing EPR systems and believes this capability is a major strategic advantage. EPR technology is designed to provide instantaneous and simultaneous access to the medical record by authorized users, while automating many clerical functions. The Company believes that there exists an increasing demand for EPR systems among health systems but that the medical record departments lack the resources and experience to successfully implement EPR systems.

Medical Transcription Services. The Company entered the medical transcription services business as a natural progression complementing its Co-Sourcing services. Transcription costs generally represent 25-35% of the medical record department budget. The Company's transcription business provides a computer-based service for transcription of physician dictation. The Company's transcription services are primarily provided from remote locations utilizing telecommunications capabilities. As a result, many of its transcription employees are able to work as "telecommuters" using networked computer terminals in their homes. The Company is typically paid for its transcription services per line transcribed. Where transcription services are included as part of the services provided in the Company's Co-Sourcing contracts, the services are provided internally by the Company's transcription operations as part of the overall Co-Sourcing services. The Company seeks wherever possible to cross-market its transcription services with its Co-Sourcing services.

Coding and Compliance Services. In addition to supporting its Co-Sourcing customers, the Coding and Compliance Services Group offers independent consulting services to healthcare providers in the areas of coding, data quality, compliance, and case mix integrity. These services are provided under fixed fee, hourly, and transaction pricing basis.

PATIENT INFORMATION SOFTWARE

      The Company's wholly owned subsidiary, Cascade Health Information Software, Inc., provides state of the art software for the coding, abstracting and reporting of patient information. Cascade offers perpetual software licenses with recurring annual support and upgrade fees. Cascade also offers annual software licenses which include support and software upgrades. Cascade employs a development team of two content experts and seven software engineers. Cascade differentiates itself by its product usability, its powerful and flexible reporting capabilities, and its reputation for customer service. In 1998, the Company spent approximately $260,000 on research and development for Cascade's encoding abstracting, and reporting software.

CASE MANAGEMENT SERVICES

      The Company's wholly owned subsidiary, Transcend Case Management, Inc. ("TCM") provides field case management services to worker's compensation insurance carriers, third party administrators, and self insured employers. TCM employs four full time nurse case managers and has a network of over 90 contract case managers across the country. Headquartered in Orlando, FL, TCM employs six management, sales, and administrative staff. TCM was originally acquired by the Company's predecessor company, Tricare, Inc.

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

      Principal Customers. Based on revenues for the fiscal years ended December 31, 1996, 1997, and 1998, no single customer paid fees to the Company which amounted to or exceeded 10% of the Company's revenues in those periods.

SALES AND MARKETING

      The Company currently employs ten full-time sales professionals, five in geographic territories, three in Cascade sales regions, two in national business development, along with the Executive Vice President Sales and Marketing. The sales professionals are supported by sales and marketing support staff, who develop advertising, marketing literature, organize direct mail campaigns and trade show events and prospect for leads utilizing algorithms from industry data.

      Transcend's prospects and sales have come principally on the basis of personal contacts by the Company's sales professionals with senior hospital executives as well as referrals from its clients and telemarketing leads. The Company's sales force provides coverage in virtually every major hospital market in the country, with sales representatives in each of the principal geographic regions of the country (Southwest, West, Midwest, Southeast, and Northeast) along with national sales representatives focused on larger strategic opportunities.

      The Company's marketing strategy also includes targeted advertising in industry trade publications, direct mailings, trade shows, customer testimonials, seminars and other educational literature that emphasizes the Company's market leadership position, its management expertise and its track record with current clients. The Company has also partnered with VHA and is VHA's preferred provider of medical records outsourcing, coding, and medical transcription services and has targeted other strategic business partners to further penetrate the market.

      In addition, the Company has begun to use industry and prospect specific information, obtained from various sources including the Internet, and is mining this data to target opportunities. The Company will identify high cost, low quality operations that are prime candidates for outsourcing. The plans to also conduct system-wide surveys of integrated health systems to identify potential areas for improvement.

COMPETITION

      The Company's greatest competition for its comprehensive Co-Sourcing offering presently comes from existing, internal medical records departments of hospitals, which often resist the Co-Sourcing concept. Acceptance by hospitals of the outsourcing of medical records and related departments will depend in part on the ability of the Company to alleviate concerns of hospital management related to outsourcing. These include loss of control, information quality and integrity concerns, employee welfare concerns and a bias against outsourcing due to previous poor experiences.

      There is currently only one national firm, QuadraMed, engaged in comprehensive HIM outsourcing business although several other new entrants are expected. With over a $5 billion market opportunity, some or all of the following sources are likely to enter the market: healthcare information management consultants; healthcare information services providers, particularly developers and vendors of management software; companies that outsource business office functions; and other parties in contract management businesses (for example, business or financial management services) desiring to enter the healthcare field.

      The Company expects that distinguishing competitive factors will include reputation for expertise in health information management, size and scope of referenceable accounts, prior experience in outsourcing, and pricing. Additionally, there are national companies that operate in other areas of the health information management spectrum, primarily, the business office and transcription. As the Company expands its scope into these other areas of health information management, the Company expects to confront other, perhaps better established, better capitalized and larger competitors.

      The Company experiences competition with respect to its transcription business from a variety of sources, including, both local and national businesses. The medical transcription services market, estimated to be over $3 billion, is highly fragmented, with over 1,500 transcription companies nationally. In addition, the industry has been undergoing consolidation over the past several years led by MedQuist and Rodeer.

      The outsourcing decision in transcription is influenced by shortages of qualified medical language specialists (transcriptionists) and by the application of technology. The Company believes the principal historical competitive factors of price and quality (timeliness and accuracy) will expand as major transcription companies use technology to increase the value of transcription services. The ability to recruit nationally and internationally, coupled with the use of internet communications, will lead to further outsourcing and only those competitors prepared to compete using resources outside the local market will prosper.

      Competition for Cascade's software products comes primarily from the market leader, 3M Health Information Systems, and QuadraMed. Competition for transcription software comes largely from Softmed with their Chartscript product.

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

EMPLOYEES

      As of December 31, 1998, the Company had approximately 943 full-time employees and 234 part-time employees, including 34 administrative and executive employees at its headquarters office in Atlanta, Georgia; 17 employees in sales and marketing; 509 employees at Co-Sourcing sites, and 668 employees in its medical transcription operations. Case Management has 11 full-time employees, 1 part-time employee and contracts with over 90 registered nurses that are not employees of the Company. The Company also supervises an additional 93 employees of contracting hospitals at Co-Sourcing sites. Neither the Company nor any of the employees is currently a party to any collective bargaining agreement. The hospital employees managed by the Company in one Co-Sourcing site are part of a collective bargaining agreement. The Company has not experienced any strikes or work stoppages, and believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

      The Company leases the space for its principal offices in Atlanta, Georgia, space for satellite sales offices, and space for its transcription offices in Chicago, Illinois; Pittsburgh, Pennsylvania; Columbus, Ohio; Boston, Massachusetts; Atlanta, Georgia; Salt Lake City, Utah; Los Angeles, California; Seattle, Washington; and Portland, Oregon.Cascade Health Information Software, Inc. leases space for its principal office in Beaverton, Oregon and for its sales office in Sacramento, California. Transcend Case Management, Inc. leases space for its principal office in Orlando, Fl.

      Co-Sourcing sites utilize the customer's premises without lease commitments.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is subject to certain claims in the ordinary course of business which are not material.

      On September 17, 1993, the Company and its former subsidiaries, First Western Health Corporation and Veritas Healthcare Management, and the physician-owned medical groups, FWHC Medical Group, Inc. and Veritas Medical Group, Inc., which had contracts with the healthcare subsidiaries, initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against 22 of the largest California workers' compensation insurance carriers (the "Lawsuit".) The Lawsuit was subsequently amended to name 13 defendant insurance groups including State Compensation Insurance Fund, Continental Casualty Company, California Compensation Insurance Company, Zenith National Insurance Corporation and Pacific Rim Assurance Company. The action seeks $115 million in compensatory damages plus punitive damages. The plaintiffs claim abuse of process, intentional interference with contractual and prospective business relations, negligent interference and unlawful or unfair business practices which led to the discontinuation in April 1993 of the former business of the Company's subsidiaries and their contracting associated medical groups. Nine defendants in the Lawsuit have filed cross complaints against the plaintiffs seeking restitution, accounting from the plaintiffs for moneys previously paid by the defendants, disgorgement of profits, injunctive relief, attorneys' fees and punitive damages, based upon allegations of illegal corporate practice of medicine, illegal referral arrangements, specific statutory violations and related improper conduct. The Company and its counsel do not believe that it is likely that the Company will be held liable on any of the cross complaints; however, there can be no assurance that the Company will be successful in the defense of the cross complaints. In addition, there can be no assurance as to the recovery by the Company of the damages sought in its complaint against the defendants. The costs associated with the conduct of the Lawsuit cannot be ascertained with certainty but are expected to be substantial.

      On March 21, 1997, the Los Angeles County Superior Court sustained the defendant insurance companies' demurrer to the Third Amended and Supplemental Complaint of the Company and certain of its subsidiaries, without leave to further amend the complaint. The Court determined in such ruling that exclusive jurisdiction with respect to the claims contained in the Lawsuit resides with the California Workers' Compensation Appeals Board and that the Superior Court of the State of California is an improper forum. The Company has been advised by counsel that there is no remedy for the damages claimed in the Lawsuit from the California Workers' Compensation Appeals Board. A final order dismissing the Lawsuit was issued by the Court on June 18, 1997. On June 25, 1998, the California Court of Appeals affirmed the Superior Court of the State of California's decision dismissing the case.

      Transcend then filed a Petition for Review with the California Supreme Court in July 1998. On September 25, 1998, the Supreme Court of the State of California agreed to review the decision of the California Court of Appeals. There can be no assurance that the Supreme Court of the State of California will be overturn the decision of the California Court of Appeals.

      By stipulation, the carriers' cross-complaints against the plaintiffs were stayed pending resolution of the plaintiffs' appeal. The Company believes that the trial court's ruling, if not overturned by the California Supreme Court, also would result in dismissal of the cross-complaints. There can be no assurance, however, that such cross complaints would be dismissed. The cross complaints expose the Company to risk of liability which, if the Company is unsuccessful in the defense of such cross complaints, could have a materially adverse impact on the Company's results of operations for a particular period. The Company believes it has adequate defenses to the cross complaints.

      For the year ended December 31,1998, the Company expensed approximately $100,000 of legal expenses connected with the lawsuit. Under the original agreement with the Company's counsel of record in the Lawsuit, there was a cap on legal expenses and after December 1996, with respect to expenses incurred at the trial court level, the Company would only be responsible for out-of-pocket expenses and the payment to counsel of a percentage of any recovery of damages by the Company. However, in May 1997, the Company was notified that the partner principally responsible for the case was leaving the firm with which the Company contracted to handle the case. The Company has moved the representation to new counsel, which resulted in negotiation of a new fee arrangement requiring the Company to pay additional legal expenses incurred in connection with the appeal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Transcend Common Stock is quoted on the National Market. As of March 15, 1999 there were approximately 556 holders of record of Transcend Common Stock. The table below sets forth for the fiscal periods indicated the high and low bid prices per share of Transcend Common Stock as reported on the National Market. The policy of the Board of Directors of the Company is to retain earnings for the expansion and development of the Company's business and the Board of Directors does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Future dividend policy and the payment of dividends, if any, will be determined by the Board of Directors in light of circumstances then existing, including among other things, future earnings, operations, capital requirements, contractual restrictions, the general financial condition of the Company, general business conditions and other factors deemed relevant by the Board. Pursuant to the terms of certain financing agreements, the Company is restricted from paying dividends to its common stockholders.

                                                        Price Per Share of
                                                           Common Stock
                                                           ------------
                                                           High      Low
                                                           ----      ---
Year Ended December 31, 1997
 First Quarter.........................................  $ 5 7/8   $ 4
 Second Quarter........................................  $ 4 7/8   $ 1 15/16
 Third Quarter.........................................  $ 4 3/8   $ 2 3/16
 Fourth Quarter........................................  $ 4 1/4   $ 2 1/16

Year Ended December 31, 1998
 First Quarter.........................................  $ 3 11/16 $ 2 3/16
 Second Quarter........................................  $ 4 5/16  $ 2 1/2
 Third Quarter.........................................  $ 3 7/8   $ 1 3/4
 Fourth Quarter........................................  $ 3       $ 1 1/2

RECENT SALES OF UNREGISTERED SECURITIES

      The Company had no sales of unregistered securities during the fourth quarter ended December 31, 1998.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the Company's consolidated financial statements. The report of Arthur Andersen LLP, independent public accountants, with respect to such consolidated financial statements as of December 31, 1998 and 1997 and for the three years in the period ended December 31, 1998 is included under Item 8. This selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included and incorporated by reference herein.

Selected Financial Data
(in thousands)

                                                  1994         1995        1996        1997       1998
--------------------------------------------------------------------------------------------------------
Results from Operations:
 Net revenues                                   $ 13,207    $ 28,009    $ 39,633    $ 43,413    $ 53,314
--------------------------------------------------------------------------------------------------------
 Gross profit                                      1,636       4,136       5,287       6,276       8,566
--------------------------------------------------------------------------------------------------------
 Marketing and sales expenses                        929       2,186       2,480       2,065       2,238
 General and administrative expenses               1,673       4,961       5,771       4,787       4,891
 Research and development expenses                    --          --          --          --         260
 Amortization expense                                357         633         535         445         213
 Non-recurring charges                                --          --       1,700       2,338          --
--------------------------------------------------------------------------------------------------------
 Income (loss) from operations                    (1,323)     (3,644)     (5,199)     (3,359)        964
--------------------------------------------------------------------------------------------------------
 Interest and other expenses, net                     40          21         262         433         521
 Other expenses                                       --          --         200          --          61
 Provision for income tax                             13          --          --          --          --
--------------------------------------------------------------------------------------------------------
 Income (loss) before discontinued operations     (1,376)     (3,665)     (5,661)     (3,792)        382
--------------------------------------------------------------------------------------------------------
 Loss from discontinued operations                    --        (479)     (1,582)       (147)       (100)
 Dividends on preferred stock                         --          --          --          59         479
--------------------------------------------------------------------------------------------------------
 Net loss to common stockholders               ($  1,376)  ($  4,144)  ($  7,243)  ($  3,998)  ($    197)
--------------------------------------------------------------------------------------------------------

Results Per Share of Common Stock:

 Basic and diluted income (loss) from
continuing operations                          ($   0.13)  ($   0.20)  ($   0.29)  ($   0.19)   $   0.02
 Basic and diluted loss from discontinued
operations                                            --       (0.02)      (0.08)      (0.01)      (0.01)
 Dividends on preferred stock                         --          --          --       (0.00)      (0.02)
 Net loss per share                            ($   0.13)  ($   0.22)  ($   0.37)  ($   0.20)  ($   0.01)
 Weighted average shares of common stock          10,572      18,626      19,517      20,279      21,121

Financial Position At Year End:

Total Assets                                    $  2,916    $ 16,869    $ 16,557    $ 20,650    $ 22,971
Working Capital                                ($  2,943)   $    654   ($  1,576)   $  6,271    $  2,224
Total Debt                                      $  2,176    $  2,796    $  4,749    $  7,091    $  8,005
Stockholder's Equity                           ($  1,170)   $  9,698    $  5,961    $  7,913    $  7,512

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Report contains forward-looking statements that involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are competitive pressures, the mix of service revenue, changes in pricing policies, delays in sales revenue recognition, lower-than-expected demand for Transcend's solutions, business conditions in the integrated health care delivery network market, general economic conditions and the risk factors detailed from time to time in Transcend's periodic reports and registration statements filed with the Securities and Exchange Commission.

      The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) contained elsewhere in this Report.

OVERVIEW

      Transcend Services, Inc. and its wholly-owned subsidiary, Cascade Health Information Software, Inc. ("Cascade"), provide patient information management solutions to hospitals and other associated health care providers. These solutions include medical records department management, transcription of physicians' dictated medical notes, coding and compliance services, and state-of-the-art software for the management of patient information. The Company's wholly-owned subsidiary, Transcend Case Management, Inc. ("TCM"), also provides case management services to insurance carriers, third party benefit administrators, and self-insured employers.

RESULTS OF OPERATIONS

      Results of operations include the consolidated results of Transcend Services, Inc. and its subsidiaries. Consolidated results do not include Cascade prior to its June 1, 1998 acquisition, as the amounts were immaterial.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      Net revenues for the Company increased from $43,413,000 in 1997 to $53,314,000 in 1998, an increase of 22.8 PERCENT. Patient information management services including medical record department management, transcription, coding and compliance, and systems implementation, accounted for 97 PERCENT of the Company's 1998 net revenues and 96 PERCENT of 1997 net revenues, growing 24.8 PERCENT year over year. The increase in service revenues resulted primarily from new contracts, net of terminations. Patient information software revenues represented 3 PERCENT of revenues in 1998 as a result of the acquisition of Cascade in June 1998. Case management services accounted for less than 1 PERCENT of total revenues in 1998, down from 4 PERCENT of revenues in 1997 due to the sale of the net assets of TCM in March 1998.

      Co-Sourcing revenues increased 25 PERCENT year over year and represented 56 PERCENT of service revenues in 1998 and in 1997. Medical transcription revenues increased 20 PERCENT year over year and represented 41 PERCENT of service revenues in 1998 and 43 PERCENT in 1997. Coding and compliance revenues decreased 37 PERCENT year over year and represented less than 1 PERCENT of service revenues in 1998 and 1 PERCENT in 1997. Systems implementation services revenue represented 3 PERCENT of service revenues in 1998, up from less than 1 PERCENT in 1997.

      Gross profit increased 36.5 PERCENT to $8,566,000 for 1998 from $6,276,000 in the prior year. Gross profit margins increased to 16.1 PERCENT for 1998 from
14.5 PERCENT in the prior year, an increase of 1.6 margin points. Services produced blended margins of 14.3 PERCENT in 1998, a slight decrease of 0.3 percentage points from 1997. Software gross profit margins were 82.8 PERCENT in 1998. Case management gross profit margins were 24.0 PERCENT in 1998 and 10.4 PERCENT in 1997.

      Marketing and sales expenses increased 8.4 PERCENT to $2,238,000 in 1998 from $2,065,000 in the prior year and decreased as a percentage of revenues to
4.2 PERCENT for 1998 from 4.8 PERCENT for 1997. The decrease in marketing and sales expenses as a percentage of revenues is attributable to the Company's improved leverage of the fixed cost structure as revenues grow. The year over year increase in marketing and sales expenses is the result of the addition of Cascade, net of the reduction from the sale of TCM.

      General and administrative expenses of $4,891,000 for the 1998 fiscal year increased 2.2 PERCENT over the $4,787,000 expended in the same prior year period but declined as a percentage of revenues from 11.0 PERCENT in 1997 to 9.2 PERCENT in 1998. The increase in general and administrative expenses year over year is attributable to Cascade less the reduction from the sale of TCM.

      Non-recurring charges of $2,338,000 in 1997 were recorded related primarily to asset write-downs associated with the default on a note receivable and reductions in the carrying value of goodwill related to TCM.

      Amortization expenses decreased to $213,000 in 1998 from $445,000 in 1997 reflecting the impact of the sale of TCM.

      Net interest expense increased to $521,000 for 1998 as compared to $433,000 for 1997, primarily due to increased borrowings (see Note 4 of "Notes to Consolidated Financial Statements").

      Other expense of $61,000 in 1998 represented acquisition costs incurred in connection with the June 1, 1998 acquisition of Cascade.

      The Company reported income before discontinued operations of $382,000 in 1998 compared to the loss of $3,792,000 in the prior year. Excluding non-recurring charges of $2,338,000 in 1997, the Company's loss before discontinued operations was $1,454,000 in 1997. The year over year improvement from continuing operations was attributable to higher revenues, improved gross profit margins, and operating leverage where selling, general, and administrative expenses grew at a slower rate than gross profits.

      The loss from discontinued operations decreased to $100,000 for 1998 from $147,000 in 1997, representing charges for legal fees incurred in connection with the Company's civil lawsuit against certain insurance companies in the state of California (see NOTE 5 of "Notes to Consolidated Financial Statements").

      In November 1997, the Company issued 212,800 shares of series A convertible preferred stock with dividend of 9 PER ANNUM. Net loss to common stockholders includes preferred stock dividends of $479,000 in 1998 compared to $59,000 in 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      Net revenues for the Company increased from $39,633,000 in 1996 to $43,413,000 in 1997, an increase of 9.5 PERCENT. Co-Sourcing revenues represented 55.5 percent of net revenues in 1996 and 53.8 PERCENT in 1997, increasing 6.3 PERCENT year over year. Medical transcription revenues represented 32.4 PERCENT of net revenues in 1996 and 40.9 PERCENT in 1997, increasing 38.5 PERCENT year over year. Co-Sourcing and medical transcription revenue growth resulted from new contracts in late 1996 and 1997, offset by client attrition. Coding and compliance revenues represented 1.7 PERCENT of the Company's net revenues for 1996 and 1.0 PERCENT for 1997, decreasing to $422,000 in 1997. TCM revenues represented 4.3 PERCENT of net revenues in 1997 and 8.7 PERCENT in 1996, decreasing 46.2 PERCENT year over year due to the loss of several large accounts. Also included in 1996 net revenues was $678,000 related to the sale of a computer system to a customer, which was sold at cost.

      Gross profit increased 18.7 PERCENT to $6,276,000 for 1997 from $5,287,000 in the prior year. Gross profit margins increased to 14.5 PERCENT for 1997 from
13.3 PERCENT in the prior year, an increase of 1.2 margin points. This increase was primarily attributable to margin expansion in Co-Sourcing and medical transcription which produced blended margins of 15.0 PERCENT in 1997, an increase of 1.5 percentage points from 1996. TCM margins declined year over year to 10.7 PERCENT from 16.1 PERCENT in 1996 due to significant revenue declines and an increase in the use of contract nurses. Write-offs of accounts receivable resulted in a loss in coding and compliance in 1997 compared to a gross profit margin of 10.9 PERCENT in 1996.

      Marketing and sales expenses decreased 16.7 PERCENT to $2,065,000 in 1997 from $2,480,000 in the prior year and decreased as a percentage of revenues to
4.8 PERCENT for 1997 from 6.3 PERCENT for 1996. The decrease in sales and marketing expenditures as a percentage of revenues is attributable to the Company's improved leverage of the fixed cost structure as revenues grew. The year over year decrease in marketing and sales expenses resulted from the 1997 realignment of sales and marketing resources to operations management. Reduction in sales promotion expenditures also contributed to the decrease.

      General and administrative expenses of $4,787,000 for the 1997 fiscal year decreased 17.1 PERCENT over the $5,771,000 expended in the prior year. The decline in general and administrative expenses year over year is attributable to charges incurred in 1996 in connection with the Company's internal reorganization and restructuring efforts. General and administrative expenses as a percentage of revenues declined from 14.6 PERCENT in 1996 to 11.0 PERCENT in 1997.

      Non-recurring charges of $2,338,000 in 1997 and $1,700,000 in 1996 were recorded related primarily to asset write-downs associated with the default on a note receivable and reduc-tions in the carrying value of goodwill related to TCM.

      Amortization expenses decreased to $445,000 in 1997 from $535,000 in 1996 reflecting the impact of acquisition related intangible assets being fully amortized.

      Net interest expense increased to $433,000 for 1997 as compared to $262,000 for 1996, primarily due to the impact of interest expense incurred in connection with the Company's increased borrowings, loan fees, and higher interest rates associated with the credit facility with Coast Business Credit ("Coast"), (see NOTE 4 of "Notes to Consolidated Financial Statements").

      Other expense included $200,000 in 1996 to cover all of its legal, accounting and printing costs incurred in connection with its filing of a registration statement in May 1996 to raise additional capital through a public offering of its common stock. Due to adverse market conditions, the Company withdrew its offering in July 1996.

      The Company's loss before discontinued operations decreased to $3,792,000 for 1997 from $5,661,000 in the prior year. Excluding non-recurring charges of $2,338,000 in 1997 and $1,700,000 in 1996, the Company's loss before discontinued operations was $1,454,000 in 1997, an improvement of $2,507,000 year over year.

      The loss from discontinued operations decreased to $147,000 for 1997 from $1,582,000 in 1996 as a result of decreased legal fees incurred in connection with the Company's civil lawsuit against certain insurance companies in the state of California (see NOTE 5 of "Notes to Consolidated Financial Statements").

      In November 1997, the Company issued 212,800 shares of series A convertible preferred stock with dividend of 9 PER ANNUM. Net loss to common stockholders in 1997 included $59,000 of preferred stock dividends.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash flows from continuing operations required the use of cash of $11,000 in 1998. Discontinued operations used cash of $180,000 in 1998. The Company's net working capital decreased to $2,224,000 during the twelve months ended December 31, 1998, from $6,271,000 at December 31, 1997, primarily due to capital investments in electronic patient record systems and the national transcription platform.

      The Company's cash flows from investing activities used cash of $5,331,000 in 1998 prim-arily for capital expenditures. In 1998, the Company incurred $5,362,000 in capital expenditures, primarily for electronic patient record systems in connection with new contracts, digital dictation equipment and continued investment in software development of the Company's national transcription platform. The Company also acquired cash of $31,000 from its acquisition of Cascade.

      Cash flows from financing activities provided $431,000 in 1998 primarily from borrowings to finance electronic patient record systems in the amount of $702,000, increased borrowings under the Company's revolving credit facility of $343,000, and the proceeds received on the exercise of incentive stock options in the amount of $101,000. The Company also used $236,000 for principal payments on long-term debt associated with prior acquisitions and $479,000 to pay preferred stock dividends.

      On April 3, 1997, the Company entered into a $5.0 MILLION credit agreement with Coast, an asset based lender (and a division of Southern Pacific Thrift and Loan Association). The agreement provides the Company with a $4.7 MILLION working capital facility and a $300,000 capital expenditure facility secured by substantially all of the Company's assets. The working capital facility has been used to pay off the previous credit relationship with Silicon Valley Bank in full. These Coast facilities do not contain any financial covenants but contain restrictions from paying dividends and entering into financing arrangements without consent. Coast has consented to the payment of dividends related to the preferred stock and the master lease agreement discussed below and in NOTE 8 of "Notes to Consolidated Financial Statements".

      Funding limits under the agreement are determined by a funding formula. Under the original terms of the agreement, the funding formula is based on 1.5 times monthly contractual contract management revenues, plus 80 PERCENT of all medical transcription receivables under 90 days (aging) under the working capital facility and up to $300,000 on new capital expenditures under the capital expenditure facility.

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

      In February 1999, the Company again amended its working capital credit facility agreement with Coast to increase the facility to $10 MILLION and extend the maturity date to May 31, 2001.

      These facilities are priced at prime plus 2.25 PERCENT declining to prime plus 1.75 PERCENT upon two consecutive quarters of achievement and ongoing maintenance of a debt service coverage ratio of not less than 1.5 measured on an earnings before interest, taxes, and amortization ("EBITA") basis. EBITA is used by Coast as an indicator of a company's ability to incur and service debt. EBITA should not be considered an alternative to operating income, net income, cash flows, or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance, or as a measure of liquidity. These facilities are secured by a first security interest on all Company assets.

      On February 19, 1998, the Company signed a master lease agreement providing up to $5.0 MILLION in lease financing with Information Leasing Corporation, a subsidiary of Provident Bank, Cincinnati, Ohio, at interest rates equal to Provident Bank prime rate plus 2 PERCENT. Subject to a review of the underlying customer contract, the master lease agreement calls for equal monthly payments over the term of the lease, typically the life of the underlying contract, not to exceed five years. The facility is intended to provide financing for new electronic document management systems and transcription systems required for new contracts. There were no borrowings outstanding under this master lease agreement at December 31, 1998.

      On April 13, 1998, the Company signed a $10 MILLION equipment loan facility with DVI Financial Services, Inc. This facility provides additional financing for electronic patient record systems and transcription systems required for new contracts. The facility calls for monthly payments which amortize the cost of the equipment over the life of the customer contract, not to exceed 60 months, at interest rates fixed at the time over the loan advance based on then current treasury bill rates.

      The Company anticipates that cash on hand, together with internally generated funds, cash collected from discontinued operations, anticipated reductions in outstanding accounts receivable and cash available under its new working capital facility and leasing facilities described above should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business, and fund the expenses of its civil litigation action against certain insurance carriers during 1999.

      If the Company is unsuccessful in reducing its outstanding account receivables on a timely basis, additional capital of up to $2 MILLION may be required to finance the Company's growth plans.

IMPACT OF INFLATION AND MARKET RISK

      Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend, in part, on the Company's ability to increase prices and/or lower expenses in amounts offsetting inflationary cost increases. The Company has no material exposure to market risk from derivatives or other financial instruments.

YEAR 2000 READINESS

      The Company has performed an assessment of the year 2000 readiness of its operations and its corporate financial systems and has begun to implement its plan to become year 2000 compliant.

      In 1998, the Company launched its newly developed national transcription platform, which is year 2000 compliant. The Company plans to install the national transcription platform in substantially all of the Company's new contracts and is assessing a plan to convert its existing operations. The Company expects to invest up to $1.5 MILLION in year 2000 compliant dictation and transcription systems during 1999 and to have its systems year 2000 compliant by November 30, 1999.

      The Company's Co-Sourcing operations and software systems are dependent upon the hospital's systems. The Company is in the process of making written inquiries to its existing Co-Sourcing customers to determine their readiness and their plans to become year 2000 compliant and expects to complete its assessment by June 30, 1999. The majority of the Company's Co-Sourcing contracts require that the hospital provide certain services, including access to electronic information, in order for Transcend to provide the services that the Company is contractually obligated to supply. If such services are not provided by the hospital, the Company has the contractual ability to receive reimbursement from the hospital for any additional expenses incurred due to the inability of the hospital to provide a functional software system.

      Cascade's new software product is year 2000 compliant. The software for existing customers has been modified to be year 2000 compliant. Cascade plans to upgrade or convert all of its customers to be year 2000 compliant by October 31, 1999. The cost to be incurred for the upgrades is immaterial.

      The Company has contracted to upgrade its corporate financial systems to be year 2000 compliant. The cost to be incurred for the upgrade is estimated to be less than $50,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following financial statements are filed with this report:

      Report of Arthur Andersen LLP, Independent Public Accountants

      Consolidated Balance Sheets at December 31, 1998 and 1997

      Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

      Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Transcend Services, Inc.:

      We have audited the accompanying consolidated balance sheets of Transcend Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                               Arthur Andersen LLP

Atlanta, Georgia
February 15, 1999

                           TRANSCEND SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                  ----------------------------
                                                       1998           1997
                                                  ------------    ------------
                   ASSETS

Current assets:
Cash and cash equivalents                         $    450,000    $  5,541,000
Accounts receivable, net of allowance for
  doubtful accounts of $389,000 in 1998
  and $163,000 in 1997                               8,231,000       4,965,000
Prepaid expenses and other current assets              915,000         979,000
                                                  ------------    ------------
Total current assets                                 9,596,000      11,485,000
                                                  ------------    ------------
Property and equipment:
  Computer equipment                                 9,527,000       5,780,000
  Software development                               1,862,000         736,000
  Furniture and fixtures                               217,000         183,000
                                                  ------------    ------------
  Property and equipment                            11,606,000       6,699,000
  Accumulated depreciation                          (4,304,000)     (3,277,000)
                                                  ------------    ------------
Property and equipment, net                          7,302,000       3,422,000
Deposits and other assets                              482,000         510,000
Goodwill and other intangible assets:
  Goodwill and other intangible assets               4,596,000       6,664,000
  Accumulated amortization                          (1,731,000)     (4,077,000)
                                                  ------------    ------------
Goodwill and other intangible assets, net            2,865,000       2,587,000
Net assets from discontinued operations              2,726,000       2,646,000
                                                  ------------    ------------
Total assets                                      $ 22,971,000    $ 20,650,000
                                                  ============    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long term debt              $    458,000    $    108,000
Accounts payable                                     2,657,000         843,000
Accrued compensation and benefits                    1,933,000       2,399,000
Other accrued liabilities                            2,211,000       1,751,000
Deferred income taxes                                  113,000         113,000
                                                  ------------    ------------
Total current liabilities                            7,372,000       5,214,000
                                                  ------------    ------------
Long term debt, net of current maturities            5,547,000       4,983,000

Deferred income taxes                                  540,000         540,000

Convertible debentures                               2,000,000       2,000,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 21,000,000
  shares authorized Series A convertible
  preferred stock, 212,800 shares issued at
  December 31, 1998 and 1997                             2,000           2,000
Common stock, $.01 par value, 30,000,000 shares
  authorized 21,500,000 and 20,500,000 shares
  issued at December 31, 1998 and 1997                 215,000         205,000
Additional paid-in capital                          26,286,000      26,208,000
Retained deficit                                   (18,991,000)    (18,502,000)
                                                  ------------    ------------
Total stockholders' equity                           7,512,000       7,913,000
                                                  ------------    ------------
Total liabilities and stockholders' equity        $ 22,971,000    $ 20,650,000
                                                  ============    ============

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated statements.

                             TRANSCEND SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------
                                                          YEARS ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------
                                                ------------    ------------    ------------
                                                    1998            1997             1996
                                                ------------    ------------    ------------
Net revenues                                    $ 53,314,000    $ 43,413,000    $ 39,633,000
Direct costs                                      44,748,000      37,137,000      34,346,000
                                                ------------    ------------    ------------
   Gross profit                                    8,566,000       6,276,000       5,287,000
                                                ------------    ------------    ------------
Marketing and sales expenses                       2,238,000       2,065,000       2,480,000
General and administrative expenses                4,891,000       4,787,000       5,771,000
Research and development expenses                    260,000              --              --
Amortization expenses                                213,000         445,000         535,000
Non-recurring charges                                     --       2,338,000       1,700,000
                                                ------------    ------------    ------------
  Income (loss) from operations                      964,000      (3,359,000)     (5,199,000)
                                                ------------    ------------    ------------
Other expense:
   Interest expense, net                             521,000         433,000         262,000
   Other                                              61,000              --         200,000
                                                ------------    ------------    ------------
                                                     582,000         433,000         462,000
                                                ------------    ------------    ------------
Income (loss) before taxes and
discontinued operations                              382,000      (3,792,000)     (5,661,000)
Income taxes                                              --              --              --
                                                ------------    ------------    ------------
Income (loss) before discontinued
operations                                           382,000      (3,792,000)     (5,661,000)
Loss from discontinued operations                   (100,000)       (147,000)     (1,582,000)
                                                ------------    ------------    ------------
Net income (loss)                                    282,000      (3,939,000)     (7,243,000)
                                                ------------    ------------    ------------
Dividends on preferred stock                         479,000          59,000              --
                                                ------------    ------------    ------------
Net loss to common stockholders                 ($   197,000)   ($ 3,998,000)   ($ 7,243,000)
                                                ============    ============    ============
Basic and diluted amounts per share:
From continuing operations                       $      0.00    ($      0.19)   ($      0.29)
From discontinued operations                           (0.01)          (0.01)          (0.08)
                                                ------------    ------------    ------------
Net loss                                        ($      0.01)   ($      0.20)   ($      0.37)
                                                ============    ============    ============
Weighted average common shares
  outstanding                                     21,121,000      20,279,000      19,517,000
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       ADDITIONAL
                                         PREFERRED         COMMON        PAID-IN        RETAINED       STOCKHOLDERS'
                                           STOCK            STOCK        CAPITAL         DEFICIT           EQUITY
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995            $       --      $    189,000    $ 16,676,000    $ (7,167,000)   $  9,698,000
Issuance of 521,725 shares of
  Common Stock in private placement           --             5,000       2,441,000            --         2,446,000
Issuance of 87,805 shares of
  Common Stock in acquisitions                --             1,000            --           312,000         313,000
Issuance of 476,054 shares of
  Common Stock from exercise of
  options and other issuances                 --             5,000         863,000            --           868,000
Net loss                                      --              --              --        (7,243,000)     (7,243,000)
Distribution to former
  Stockholder/Owner                           --              --              --          (121,000)       (121,000)
                                      ----------------------------------------------------------------------------
Balance, December 31, 1996                    --           200,000      19,980,000     (14,219,000)      5,961,000
Issuance of 212,800 shares of
  Preferred Stock in private
  placement                                  2,000            --         5,318,000            --         5,320,000
Issuance of 461,848 shares of
  Common Stock from exercise
  of options and other issuances              --             5,000         910,000            --           915,000
Net loss                                      --              --              --        (3,998,000)     (3,998,000)
Distribution to former
  Stockholder/Owner                           --              --              --          (285,000)       (285,000)
                                      ----------------------------------------------------------------------------
Balance, December 31, 1997                   2,000         205,000      26,208,000     (18,502,000)      7,913,000
Issuance of 56,148 shares of
  Common Stock from exercise
  of options and other issuances              --             1,000         100,000            --           101,000
Net loss                                      --               --              --         (197,000)       (197,000)
Issuance of 920,000 shares of
  Common Stock in acquisitions                --             9,000          (9,000)       (292,000)       (292,000)
Adjustment for issuance costs
  for preferred stock in 1997                                              (13,000)                        (13,000)
                                      ----------------------------------------------------------------------------
Balance, December 31, 1998            $      2,000    $    215,000    $ 26,286,000    $(18,991,000)   $  7,512,000
                                      ============================================================================

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------
                                                                     YEARS ENDED DECEMBER 31,
                                                                 1998           1997          1996
                                                            ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     ($  197,000)   ($3,998,000)   ($7,243,000)
                                                            ------------------------------------------
     Adjustments to reconcile net loss to net cash used in
       operating activities:
     Depreciation and amortization                             1,790,000      1,667,000      1,460,000
     Non-recurring charges                                          --        2,338,000      1,700,000
     Loss related to discontinued operations                     100,000        147,000      1,582,000
     Preferred stock dividends                                   479,000         59,000           --
Changes in assets and liabilities:
     Accounts receivable, net                                 (2,962,000)    (1,164,000)      (333,000)
     Prepaid expenses                                           (137,000)      (432,000)      (235,000)
     Deposits and other assets                                   (61,000)      (339,000)       243,000
     Accounts payable                                          1,651,000     (1,211,000)       734,000
     Accrued liabilities                                        (674,000)       892,000        704,000
     Other                                                          --             --          (20,000)
                                                            ------------------------------------------
Total adjustments                                                186,000     (1,957,000)     5,835,000
Net cash used in continuing operations                           (11,000)    (2,041,000)    (1,408,000)
Net cash (used in) discontinued operations                      (180,000)      (215,000)    (1,745,000)
                                                            ------------------------------------------
Net cash used in operating activities                           (191,000)    (2,256,000)    (3,153,000)
                                                            ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                     (5,362,000)    (2,108,000)    (1,428,000)
     Disposal and transfer of property                              --             --           11,000
     Cash acquired from acquisitions                              31,000           --           37,000
     Distribution to former shareholder/owner                       --         (285,000)      (121,000)
                                                            ------------------------------------------
Net cash (used in) provided by investing activities           (5,331,000)    (2,393,000)    (1,501,000)
                                                            ------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments on short-term debt                                  --             --         (100,000)
     Borrowings under line of credit agreement                   343,000      4,701,000      2,118,000
     Repayments on line of credit agreement                         --       (2,118,000)       (19,000)
     Borrowings from long-term debt                              702,000        104,000         98,000
     Principal payments long-term debt                          (236,000)      (336,000)      (218,000)
     Proceeds from private placement of preferred
       stock                                                        --        5,320,000           --
     Preferred stock dividends                                  (479,000)       (59,000)          --
     Proceeds from private placement of common stock                --             --        2,446,000
     Proceeds - stock options and other issuances                101,000        915,000        868,000
                                                            ------------------------------------------
Net cash provided by financing activities                        431,000      8,527,000      5,193,000
                                                            ------------------------------------------
Net increase in cash and cash equivalents                     (5,091,000)     3,878,000        539,000
Cash and cash equivalents, at beginning of year                5,541,000      1,663,000      1,124,000
                                                             =========================================
Cash and cash equivalents, at end of year                    $   450,000    $ 5,541,000    $ 1,663,000
                                                             =========================================
Supplemental cash flow information:
Cash paid for interest expense                               $   505,000    $   483,000    $   311,000
------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated statements.

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Transcend Services, Inc. and its wholly-owned subsidiary, Cascade Health Information Software, Inc. ("Cascade"), provide patient information management solutions to hospitals and other associated health care providers. These solutions include medical records department management, transcription of physicians' dictated medical notes, coding and compliance services, and state-of-the-art software for the management of patient information. The Company's wholly-owned subsidiary, Transcend Case Management, Inc. ("TCM"), provides case management services to insurance carriers, third party benefit administrators, and self-insured employers.

BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE

      Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management's estimates and historical collection. Charges for bad debts were $160,000, $100,000, and $101,000 in 1998, 1997, and 1996, respectively.

REVENUE AND COST RECOGNITION

      Service revenue is recognized monthly as the services are performed. Implementation fee revenue is recognized as services are performed, generally over the first four months of a Co-Sourcing contract. Software support and maintenance revenue is recognized monthly over the service period. Software sales revenue is recognized under the percentage of completion method of accounting. Service and implementation costs are expensed as incurred.

PROPERTY AND EQUIPMENT

      Property and equipment is stated at cost, less accumulated depreciation. Charges for depreciation of capital assets are computed using the straight-line method over their estimated useful lives, which range from three to five years.

      All costs in the software development process that are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are considered for capitalization. The Company's policy is to amortize these costs using the straight-line method over the remaining estimated economic life of the product, not to exceed five years. As of December 31, 1998, the software under development had not yet been put in use, accordingly, no charges for software amortization were recorded.

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

NOTES RECEIVABLE

      Notes receivable related to loans to certain employees and are secured by pledges of the Company's stock and stock options to acquire the Company's stock. Notes receivable were $405,000 at December 31, 1998 and $200,000 at December 31, 1997. The notes have a weighted average interest of 5.4 PERCENT PER ANNUM and have various maturity dates ranging through September 2002.

INCOME TAXES

      The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") NO. 109. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between tax basis of assets and liabilities and their reported amounts and for operating loss and tax credit carry-forwards.

GOODWILL AND OTHER INTANGIBLE ASSETS

      Goodwill and other intangible assets are amortized over periods ranging from three to thirty years. In accordance with SFAS NO.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors (such as a change in law or regulatory environment or forecasts showing changing long-term profitability) indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business unit's undiscounted net income over the remaining life of the goodwill to measure whether the goodwill is recoverable. In December 1997, the Company recorded a charge of $1.8 MILLION for the impairment of its goodwill associated with its subsidiary (see NOTE 3 of "Notes to Consolidated Financial Statements").

FAIR VALUE OF DEBT

      In accordance with SFAS NO.107, "Disclosures About Fair Value of Financial Investments," the fair value of short-term debt is estimated to approximate its carrying value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The estimated fair value of long-term debt at December 31, 1998 and 1997 was equal to the carrying amount included in the accompanying balance sheets.

EARNINGS PER COMMON SHARE AND COMMON SHARE EQUIVALENT

      In accordance with SFAS NO.128, "Earnings per Share," basic EPS is computed based on the weighted average number of shares of the Company's common stock outstanding. When the impact of common equivalent shares from stock options, warrants and convertible securities are anti-dilutive, they are not included in the computation of diluted EPS.

COMPREHENSIVE INCOME

      SFAS NO.130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of financial statements. There were no components of comprehensive income which required reporting or display in the financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued SFAS NO.133, "Accounting For Derivative Instruments and Hedging Activities," which establishes standards for accounting for derivatives and hedging activities. SFAS NO.133 requires fair value reporting for derivatives and formalizes hedge criteria. SFAS NO.133 is effective for fiscal years beginning after January 1, 2000.

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

2. SEGMENT REPORTING

      The Company's identifiable business segments are patient information services, patient information software (Cascade), and case management services
(TCM). Below sets forth the results (in thousands) of the identifiable business segments of the Company, such results do not reflect allocations for income taxes, interest expense, amortization expense, and corporate expense to the business segments.

                PATIENT       PATIENT        CASE
              INFORMATION   INFORMATION    MANAGEMENT
(in thousands) SERVICES      SOFTWARE      SERVICES     CORPORATE   CONSOLIDATED
--------------------------------------------------------------------------------
REVENUES:

1998           $ 51,608      $  1,360      $    346     $      0       $ 53,314
1997           $ 41,552      $      0      $  1,861     $      0       $ 43,413
1996           $ 36,171      $      0      $  3,462     $      0       $ 39,633
--------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS:

1998           $  5,838      $    293      $     29     $ (5,196)      $    964
1997           $  4,856      $      0      $   (832)    $ (5,045)      $ (1,021)
1996           $  3,564      $      0      $   (728)    $ (6,335)      $ (3,499)
--------------------------------------------------------------------------------
IDENTIFIABLE ASSETS:

1998           $ 16,380      $  1,254      $    281     $  5,056       $ 22,971
1997           $ 15,355      $      0      $    356     $  4,939       $ 20,650
1996           $ 11,177      $      0      $    730     $  4,650       $ 16,557
--------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION:

1998           $  1,127      $     14      $      4     $    645       $  1,790
1997           $    736      $      0      $    102     $    829       $  1,667
1996           $    464      $      0      $    132     $    864       $  1,460
--------------------------------------------------------------------------------
CAPITAL EXPENDITURES:

1998           $  4,651      $    331      $      0     $    380       $  5,362
1997           $  1,052      $      0      $      6     $  1,050       $  2,108
1996           $    568      $      0      $     23     $    837       $  1,428

3. NON-RECURRING CHARGES

      In December 1997, the Company recorded charges of $2.3 MILLION related to the carrying value of long-lived assets and assets to be disposed of and for restructuring of the Company's wholly-owned subsidiary, Transcend Case Management, Inc. The charges were comprised of (i) $1.8 MILLION related to the adjustment of goodwill associated with the Company's wholly-owned subsidiary, Transcend Case Management, Inc. ("TCM") (see NOTE 11 of "Notes to Consolidated Financial Statements"); (ii) $116,000 related to the Company's restructuring of TCM in December 1997; (iii) $350,000 for the write-off of the remaining receivable balance from AmHealth, Inc., see below, after learning that there was no possibility of collection on the receivable; and (iv) $75,000 related to the write-off of certain obsolete assets.

      In August 1996, the Company took a $1.7 MILLION charge for the write-down of a receivable related to the sale of a former subsidiary in September 1994 to AmHealth, Inc. In November 1996, AmHealth had its four Northern California operating entities (three clinics and its Employee Services Division) foreclosed on by the senior creditors. The operations were turned over to the senior creditors.

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

4. LONG-TERM DEBT

Long-term debt is summarized as follows at December 31, 1998 and 1997:

                                                                                1998           1997
-----------------------------------------------------------------------------------------------------
Notes payable, interest at 8.5 PERCENT monthly
   payments of principal and interest of
   $11,284 through May 19, 2000                                            $   170,000    $   286,000
Notes payable, 10 PERCENT interest payable quarterly
   annual principal payments of $35,000, matures April 15, 2000                 69,000        104,000
$180,000 revolving line of credit, interest computed
   at prime plus 1.75 PERCENT (9.5 PERCENT at December 31, 1998)               163,000           --
$10,000,000 credit facility, interest at 30 month treasury notes plus 5.5 PERCENT (10.2 PERCENT at December 31, 1998)
   monthly payments of principal and interest of $17,898
   through November 2003                                                       617,000           --
$5,000,000 revolving line of credit, interest at prime
   plus 2.25 PERCENT (10.0 PERCENT at December 31, 1998)
   matures May 31, 2000                                                      4,986,000      4,701,000
8 PERCENT convertible debentures, due August 15, 2000                        2,000,000      2,000,000
Total debt                                                                   8,005,000      7,091,000
Less: current maturities                                                      (458,000)      (108,000)
-----------------------------------------------------------------------------------------------------
Long-term debt                                                             $ 7,547,000    $ 6,983,000

Future principal payments on long-term debt as of December 31,
  1998 are follows:
-----------------------------------------------------------------------------------------------------
                                           1999                                           $   468,000
                                           2000                                             7,240,000
                                           2001                                               193,000
                                           2002                                               104,000
                                     thereafter                                                 - 0 -
-----------------------------------------------------------------------------------------------------
                                                                                          $ 8,005,000
-----------------------------------------------------------------------------------------------------

      Convertible debentures bear interest at 8 PERCENT, paid semi-annually, and are convertible into common stock at $3.50 per share. The debentures mature on August 15, 2000 and are convertible by the Company if the market value of Transcend's common stock equals or exceeds $10.50 per share for 30 consecutive trading days.

      The Company has a $5.0 MILLION credit agreement with Coast Business Credit ("Coast"), a division of Southern Pacific Thrift and Loan Association. The agreement provides the Company with a $4.7 MILLION working capital facility and a $300,000 capital expenditure facility secured by substantially all of the Company's assets. The working capital facility has been used to pay off the previous credit relationship with Silicon Valley Bank in full. These Coast facilities do not contain any financial covenants but contain restrictions from paying dividends and entering into financing arrangements without consent. Coast has consented to the payment of dividends related to the preferred stock and the master lease agreement discussed below and in NOTE 8 of "Notes to Consolidated Financial Statements".

      Funding limits under the agreement are determined by a funding formula. Under the original terms of the agreement, the funding formula is based on 1.5 to 2.0 times monthly contractual Co-Sourcing revenues and the average monthly receipts under long term transcription contracts, plus 80 PERCENT of other medical transcription receivables under 90 days (aging) under the working capital facility and up to $300,000 on new capital expenditures under the capital expenditure facility.

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

      These facilities are priced at prime plus 2.25 PERCENT declining to prime plus 1.75 PERCENT upon two consecutive quarters of achievement and ongoing maintenance of a debt service coverage ratio of not less than 1.5 measured on an earnings before interest, taxes, and amortization ("EBITA") basis. EBITA is used by Coast as an indicator of a company's ability to incur and service debt. EBITA should not be considered an alternative to operating income, net income, cash flows, or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance, or as a measure of liquidity. These facilities are secured by a first security interest on all Company assets.

      In February 1999, the Company amended its credit facility with Coast. Under the terms of the amendment, the facility was increased to $10.0 MILLION and the maturity date extended to May 31, 2001.

5. COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

      Future minimum annual rental obligations under operating leases as of December 31, 1998 are follows:

--------------------------------------------------------------------------------
                               1999                   $   599,000
                               2000                       467,000
                               2001                       247,000
                               2002                       135,000
                               2003                        29,000
                         thereafter                         - 0 -
--------------------------------------------------------------------------------
                                                      $ 1,477,000
--------------------------------------------------------------------------------

      Rent expense was $582,000, $573,000, and $665,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

LITIGATION

      On September 17, 1993, the Company and its former subsidiaries, First Western Health Corporation and Veritas Healthcare Management, and the physician-owned medical groups, FWHC Medical Group, Inc. and Veritas Medical Group, Inc., which had contracts with the health care subsidiaries, initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against 22 of the largest California workers' compensation insurance carriers (the "Lawsuit"). The Lawsuit was subsequently amended to name 13 defendant insurance groups including State Compensation Insurance Fund, Continental Casualty Company, California Compensation Insurance Company, Zenith National Insurance Corporation and Pacific Rim Assurance Company. The action seeks $115 MILLION in compensatory damages plus punitive damages. The plaintiffs claim abuse of process, intentional interference with contractual and prospective business relations, negligent interference and unlawful or unfair business practices which led to the discontinuation in April 1993 of the former business of the Company's subsidiaries and their contracting associated medical groups. Nine defendants in the Lawsuit have filed cross-complaints against the plaintiffs seeking restitution, accounting from the plaintiffs for monies previously paid by the defendants, disgorgement of profits, injunctive relief, attorneys' fees and punitive damages, based upon allegations of illegal corporate practice of medicine, illegal referral arrangements, specific statutory violations and related improper conduct. The Company and its counsel do not believe that it is likely that the Company will be held liable on any of the cross-complaints; however, there can be no assurance that the Company will be successful in the defense of the cross-complaints. In addition, there can be no assurance as to the recovery by the Company of the damages sought in its complaint against the defendants. The costs associated with the conduct of the Lawsuit cannot be ascertained with certainty but are expected to be substantial.

     On March 21, 1997, the Los Angeles County Superior Court sustained the defendant insurance companies' demurrer to the Third Amended and Supplemental Complaint of the Company and certain of its subsidiaries, without leave to further

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

amend the complaint. The Court determined in such ruling that exclusive jurisdiction with respect to the claims contained in the Lawsuit resides with the California Workers' Compensation Appeals Board and that the Superior Court of the State of California is an improper forum. The Company has been advised by counsel that there is no remedy for the damages claimed in the Lawsuit from the California Workers' Compensation Appeals Board. A final order dismissing the Lawsuit was issued by the Court on June 18, 1997. On June 25, 1998, the California Court of Appeals affirmed the Superior Court of the State of California's decision dismissing the case.

      Transcend then filed a Petition for Review with the California Supreme Court in July 1998. On September 25, 1998, the Supreme Court of the State of California agreed to review the decision of the California Court of Appeals. There can be no assurance that the Supreme Court of the State of California will overturn the decision of the California Court of Appeals.

      By stipulation, the carriers' cross-complaints against the plaintiffs were stayed pending resolution of the plaintiffs' appeal. The Company believes that the trial court's ruling, if not overturned by the California Supreme Court, also would result in dismissal of the cross-complaints. There can be no assurance, however, that such cross-complaints would be dismissed. The cross-complaints expose the Company to risk of liability which, if the Company is unsuccessful in the defense of such cross-complaints, could have a materially adverse impact on the Company's results of operations for a particular period. The Company believes it has adequate defenses to the cross-complaints.

      For the year ended December 31,1998, the Company expensed approximately $100,000 of legal expenses connected with the lawsuit. Under the original agreement with the Company's counsel of record in the Lawsuit, there was a cap on legal expenses and after December 1996, with respect to expenses incurred at the trial court level, the Company would only be responsible for out-of-pocket expenses and the payment to counsel of a percentage of any recovery of damages by the Company. However, in May 1997, the Company was notified that the partner principally responsible for the case was leaving the firm with which the Company contracted to handle the case. The Company has moved the representation to new counsel, which resulted in negotiation of a new fee arrangement requiring the Company to pay additional legal expenses incurred in connection with the appeal.

6. RETIREMENT PLAN

      The Company maintains a 401(k) retirement plan that covers substantially all eligible employees. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. The Company matches employee contributions on a discretionary basis as determined by the Company's Board of Directors. There have been no Company matches for 1998, 1997 and 1996.

7. TRANSACTIONS WITH RELATED PARTIES

      Certain members of the Company's Board of Directors and parties related to the Company's Board of Directors have participated in the following private offerings:

--------------------------------------------------------------------------------
OFFERING                         OFFERING DATE         PERCENT OF OFFERING

Common stock                     September 5, 1996     69 PERCENT
Convertible preferred stock      November 15,1997      64 PERCENT
--------------------------------------------------------------------------------

8. STOCKHOLDERS' EQUITY

      The Company has authorized 30,000,000 shares of common stock and 21,000,000 shares of preferred stock, $.01 par value.

      On November 14, 1997, the Company raised approximately $5.3 MILLION in cash through a private placement of 212,800 shares of newly issued Series A Convertible preferred stock (the "preferred stock"). The preferred stock has a $.01 par value, $25.00 stated value, and a dividend of 9 PERCENT payable quarterly. The shares of preferred stock are convertible into shares of common stock at any time at the option of the holder at a conversion price of $3.375 per share. Under certain circumstances the Company may, at its option, redeem the preferred stock on or after November 15, 1998, in whole or in part, at the redemption prices set forth below together with all accrued and unpaid dividends to the redemption date.

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

REDEMPTION DATES                                          REDEMPTION PRICES
--------------------------------------------------------------------------------
November 15, 1998 through November 14, 1999               109 PERCENT
November 15, 1999 through November 14, 2000               106 PERCENT
November 15, 2000 through November 14, 2001               103 PERCENT
November 15, 2001 and after                               100 PERCENT

      The holders of the Preferred Stock may convert the preferred stock into shares of common stock within 60 days following the Company's notice of redemption.

      On September 5, 1996, the Company raised approximately $2.4 MILLION in a private placement of common stock and warrants to purchase common stock. A total of 522,000 shares of common stock were sold at a price of $4.44 per share and a total of 522,000 warrants were sold at a price of $0.25 per warrant to 20 investors. The $4.44 price represents the ten-day average of the closing price of the Company's common stock prior to the board meeting approving the private placement. The securities issued in the private placement were issued in reliance on certain exemptions from registration under federal and state securities laws. The shares of common stock underlying the warrants and the common stock issued in the private placement carry piggyback registration rights, subject to certain limitations, in the event the Company proposes to register the sale of any of its securities for its own account or for the account of its stockholders.

9. STOCK OPTION AND WARRANTS

      The Company has established a stock option plan for the employees of the Company. The plan provides for the issuance of incentive stock options and non-statutory options. Under this plan, options are granted for the Company's common stock at the approximate fair value, as defined in the option agreement.

      The following is a summary of stock option transactions:

                                                                                       WEIGHTED
                                                                          AVERAGE       AVERAGE
                                                                            PRICE         PRICE
                                                       OPTIONS          PER SHARE     PER SHARE
------------------------------------------------------------------------------------------------------------------------
Options outstanding December 31, 1995                 1,505,000                           $2.43
Granted                                                 241,000    $4.00 to $11.38         6.79
Forfeited                                              (222,000)       .30 to 7.13         5.01
Exercised                                              (398,000)       .07 to 3.50         1.75
------------------------------------------------------------------------------------------------------------------------
Options outstanding December 31, 1996                 1,126,000                            2.83
Granted                                                 679,000        .01 to 4.88         2.91
Forfeited                                              (134,000)      1.87 to 5.75         3.80
Exercised                                              (428,000)       .01 to 4.25         2.24
------------------------------------------------------------------------------------------------------------------------
Options outstanding December 31, 1997                 1,243,000                            3.11
Granted                                                 544,000       2.00 to 3.88         2.88
Forfeited                                              (253,000)      .05 to 11.38         3.99
Exercised                                               (11,000)     $.05 to $2.75         2.45
------------------------------------------------------------------------------------------------------------------------
Options outstanding December 31, 1998                 1,523,000                           $2.96
Options eligible for exercise December 31, 1998         739,000

      At December 31, 1998, there were a total of 461,000 shares of common stock available for grant.

      On April 30, 1996, the Company granted a warrant to purchase shares of its common stock to Silicon Valley Bank, a California-chartered bank, in connection with two credit facilities the Company established with Silicon Valley East, a Division of Silicon Valley Bank. The warrant entitles the holder to purchase an aggregate of 25,000 shares of the Company's common stock, subject to certain adjustments, at an exercise price of $11.25 per share and expires April 30, 2001.

      On April 3, 1997, the Company granted a warrant to purchase shares of its common stock to Coast Business Credit.

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

      The warrant entitles the holder to purchase an aggregate of 15,000 shares of the Company's common stock, subject to certain adjustments, at an exercise price of $4.625 per share and expires April 30, 2001.

      In connection with the private placement of common stock on September 5, 1996, the Company sold 522,000 warrants to purchase common stock (see NOTE 8 of "Notes to Consolidated Financial Statements"). The warrants have a five year term and are exercisable at a price of $4.44 per share, are redeemable by the Company at any time with thirty days notice (during which time the holder may exercise the warrants) at an exercise price of $4.44 and are not transferable. The shares of common stock underlying the warrants and the common stock issued in the private placement carry piggyback registration rights, subject to certain limitations, in the event the Company proposes to register the sale of any of its securities for its own account or for the account of its shareholders.

      The Company has elected to account for its stock-based compensation plans under APB Opinion NO. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company's common stock granted during 1998 and 1997 to employees and non-employee directors of the Company using the Black-Scholes option-pricing model and the following weighted average assumptions:

--------------------------------------------------------------------------------
                                        1998             1997            1996
Risk-free interest rate        4.60% - 5.91%    5.33% - 6.72%   5.08% - 7.89%
Expected dividend yield                    0                0               0
Expected lives                    four years       four years      four years
Expected volatility                     0.70             0.70            0.70
--------------------------------------------------------------------------------

      The total fair value of the options granted during the years ended December 31, 1998, 1997 and 1996 was computed as approximately $701,000, $920,000, and $517,000 respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS NO. 123, the Company's reported pro forma net loss for the years ended December 31,1998, 1997 and 1996 would have been as follows:

--------------------------------------------------------------------------------
                                        1998             1997           1996
NET LOSS:
     As reported                      $(197,000)     $(3,998,000)   $(7,243,000)
     Pro forma                        $(714,000)     $(4,348,000)   $(7,372,000)
BASIC AND DILUTED NET LOSS PER
  COMMON SHARE:
     As reported                      $   (0.01)     $     (0.20)   $     (0.37)
     Pro forma                        $   (0.03)     $     (0.21)   $     (0.38)
--------------------------------------------------------------------------------

      The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

----------------------------------------------------------------------------------------------------------
OPTIONS OUTSTANDING                                                     OPTIONS EXERCISABLE

                                              WEIGHTED
ACTUAL                        NUMBERS           AVERAGE         WEIGHTED            NUMBER        WEIGHTED
RANGE OF               OUTSTANDING AT         REMAINING          AVERAGE    EXERCISABLE AT         AVERAGE
EXERCISE PRICE      DECEMBER 31, 1998  CONTRACTUAL LIFE   EXERCISE PRICE DECEMBER 31, 1998  EXERCISE PRICE
----------------------------------------------------------------------------------------------------------
$ 0.00 - $ 0.05                 8,000         7.8 years        $    0.02             5,000       $    0.03
$ 1.88 - $ 2.94               959,000         7.6 years        $    2.34           457,000       $    2.22
$ 3.00 - $ 5.63               529,000         8.3 years        $    3.72           250,000       $    3.84
$ 11.25 - $ 11.38              27,000         7.3 years        $   11.25            27,000       $   11.25
----------------------------------------------------------------------------------------------------------
$ 0.00 - $ 11.38            1,523,000         7.8 years        $    2.96           739,000       $    3.08

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

10. INCOME TAXES

      The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities as of December 31, 1998 and 1997, were as follows:

DEFERRED TAX LIABILITIES:                         1998             1997
--------------------------------------------------------------------------------
Equipment and leasehold                      $  (334,000)      $  (110,000)
Intangible assets                                (48,000)         (136,000)
Discontinued operations                       (1,064,000)       (1,032,000)
Exercise of stock options                       (325,000)         (320,000)
--------------------------------------------------------------------------------
                                             $(1,771,000)      $(1,598,000)
DEFERRED TAX ASSETS:
--------------------------------------------------------------------------------
Net operating loss carry-forwards              7,228,000         7,222,000
Cash-basis deferral                              110,000           110,000
Accrued liabilities                              264,000           191,000
Valuation allowance                           (6,484,000)       (6,578,000)
--------------------------------------------------------------------------------
Net deferred tax (liabilities)               $  (653,000)      $  (653,000)

      At December 31, 1998, the Company had net operating loss carry-forwards of approximately $18,533,000 which may be used to reduce future income taxes. If not utilized these carry-forwards will begin to expire in 2008. The Company has established a valuation allowance of $6,484,000 and $6,578,000 at December 31, 1998 and 1997, respectively due to the uncertainty regarding the realizability of certain deferred tax assets, including its net operating loss carry-forward.

RECONCILIATION OF TAX RATES:                        1998        1997        1996
--------------------------------------------------------------------------------
Federal                                             34%         34%         34%
State                                                5%          5%          5%
Net operating loss carry-forwards                    0%          0%          0%
Valuation allowance                                (39%)       (39%)       (39%)
--------------------------------------------------------------------------------
Effective tax rate                                   0%          0%          0%

11. ACQUISITIONS AND DIVISITURES

      On June 19, 1996, the Company acquired 100 PERCENT of the capital stock of Greiner's Medical Transcription, Inc. for 87,805 shares of Transcend common stock. On June 28, 1996, the Company acquired 100 PERCENT of the capital stock of Express Medical Transcription, Inc. for 230,000 shares of Transcend common stock. On April 16, 1997, the Company acquired 100 PERCENT of the capital stock of DocuMedX, Inc., a Washington corporation for 608,800 shares of the Company's common stock. The consolidated financial statements have been restated to reflect the acquisition of Express Medical Transcription, Inc. and DocuMedX, Inc. under the pooling of interests method of accounting.

      On March 16, 1998, Transcend sold the net assets of Transcend Case Management, Inc., its wholly-owned subsidiary, to TCM Services, Inc., a wholly-owned subsidiary of CORE. Under the terms of the sale, the purchase price was to be paid based upon an earn-out formula with payment due to Transcend no earlier than March 1999. Other provisions of the sale allowed CORE to discontinue the operations of TCM Services, Inc., under certain circumstances, in advance of the earn-out payment to Transcend. However, the agreement also provided Transcend with the option to protect its interest in the earn-out payment by re-acquiring the business in the event of CORE's discontinuing the operations of TCM Services, Inc.

      Upon receipt of CORE's notice that it would discontinue the operations of TCM Services, Inc., Transcend gave notice to CORE of its intent to exercise its option to re-acquire the business with a full reservation of rights. On December 23, 1998, Transcend acquired the net assets of TCM Services, Inc. The Company accounted for the transaction under the purchase method of accounting and recorded approximately $281,000 in tangible assets and $1,091,000 in goodwill.

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997, AND 1996

      On June 1, 1998, Transcend completed the acquisition of Health Care Information Systems, Inc. ("HCIS"). The acquisition was accounted for under the pooling of interests method of accounting, however, the Company did not restate prior periods as amounts are immaterial. Transcend has merged HCIS into a newly formed wholly-owned subsidiary, Cascade Health Information Software, Inc. ("Cascade"), the product name formerly used by HCIS and widely recognized in the industry.

12. DISCONTINUED OPERATIONS

      The net loss and net assets from discontinued operations relate to the operations of the Company's former subsidiaries, First Western Health Corporation and Veritas Health Management, which ceased operations as of April 30, 1993. Net loss from discontinued operations represents costs for legal proceedings associated with the $115 MILLION civil lawsuit (the "Lawsuit") filed by the Company (see note 5 of "Notes to Consolidated Financial Statements"). The net assets related to discontinued operations relate to receivables from certain workers compensation insurance carriers from the Company's former subsidiaries, net of reserves for collection liabilities. Charges for legal expenses connected with the Lawsuit were $100,000 in 1998, $147,000 in 1997, and $1,582,000 in
1996. All future out-of-pocket legal expenses will continue to be expensed on a current basis going forward.

      The net accounts receivable from the discontinued operations represent reimbursements that are owed the Company by certain insurance companies from applicant/legal evaluation services. The Company has filed liens for all of the gross accounts receivable outstanding as of December 31, 1998 with the California Workers' Compensation Appeals Board ("WCAB") due to lack of timely payment by the insurance companies. While lien claimants are supposed to be paid immediately, they are not entitled to a determination on the lien by an administrative court until there has been a hearing on the employee's underlying case. Accordingly, if an insurer fails to pay a medical/legal provider's bill as required and continues to dispute payment after the filing of a lien, the provider may have to wait years until the injured worker's health status reaches the point that entitlement to benefits may be determined. In addition, after the WCAB has made a determination as to payment, backlogs in the system often create delays of several years before an order for payment can be obtained. The situation is analogous to the several years or longer that it often takes in the civil court system to obtain judgement after filing an action.

      At December 31, 1998, the net assets related to the discontinued operations were $2,726,000, consisting of $5,807,000 of gross accounts receivable offset by reserves for collection liabilities of $3,090,000. Substantially all of the gross accounts receivable are subject to stays, as discussed below, pending the resolution of the Lawsuit. Although it may take a number of years, the Company does not believe that there is any dispute as to the Company's ability to attempt collection on the liens. The Company expects to collect the receivables not subject to stays over the next several years. During 1998, the Company collected approximately $33,000 on the receivables not subject to stays and wrote off approximately $1,000.

      Four insurers that are defendants in the Lawsuit have obtained stays of the proceedings before the WCAB, pending resolution of the Lawsuit. The Company believes that it will be able to collect such accounts as the stays of proceedings only impact the timing of the Company's collection, not the insurance companies' legal obligation to pay for the services rendered.

      In estimating net assets related to discontinued operations, the Company believes that it has made adequate provisions as to the estimated amount of gross receivables that the Company can expect to collect upon resolution of the disputed receivables by the WCAB. The Company will continue to reevaluate the valuation of the net assets related to discontinued operations on an ongoing basis. Any such reevaluation could result in an adjustment that may potentially be material to the carrying value of the asset.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There has been no occurrence requiring a response to this item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 1998 Annual Meeting of Stockholders to be held May 11, 1999.

ITEM 11. EXECUTIVE COMPENSATION

The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 1998 Annual Meeting of Stockholders to be held May 11, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 1998 Annual Meeting of Stockholders to be held May 11, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 1998 Annual Meeting of Stockholders to be held May 11, 1999.

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

      Report of Independent Public Accountants.

      Consolidated Balance Sheets as of December 31, 1997 and 1998

      Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998

      Consolidated Statements of Stockholder's Equity for the years ended December 31, 1996, 1997 and 1998

      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

      Notes to Consolidated Financial statements

      No financial statement schedules are required

      (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the fourth quarter of fiscal 1998.

      (c) Exhibits.

----------
      The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (i) a Registration Statement on Form S-1 under the Securities Act of 1933 for the Company, Registration No. 33-32587, filed on December 14, 1989 (referred to as 1989 S-1); (ii) a Registration Statement on Form S-1 under the Securities Act of 1933 for the Company, Registration No. 33-41361, filed on June 26, 1991 (referred to as 1991 S-1); (iii) a Registration Statement on Form S-4 under the Securities Act of 1933 for the Company, Registration No. 33-83344, filed on December 2, 1993 (referred to as S-4); (iv) a Registration Statement on Form
S-3 under the Securities Act of 1933 for the Company, Registration No. 333-19177, filed on January 2, 1997 (referred to as S-3); (v) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-37685, filed on November 8, 1990 (referred to as 1990
S-8); (vi) a Registration Statement on Form S-8 under the Securities Act of
1933 for the Company, Registration No. 33-57072, filed on January 15, 1993 (referred to as 1993 S-8); (vii) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 333-16213, filed on November 15, 1996 (referred to as 1996 S-8); (viii) the Company's Current
Report on Form 8-K relating to an event which occurred on March 1, 1992 (referred to as 3/1/92 8-K); (ix) the Company's Current Report on Form 8-K relating to an event which occurred June 15, 1994 (referred to as 6/15/94
8-K); (x) the Company's Current Report on Form 8-K relating to an event which occurred September 16, 1994 (referred to as 9/16/94 8-K); (xi) the Company's Annual Report on Form 10-K for the year ended May 31, 1990 (referred to as 1990 10-K); (xii) the Company's Annual Report on Form 10-K for the year ended May
31, 1992 (referred to as 1992 10-K); (xiii) the Company's Annual Report on form 10-K for the year ended May 31, 1993 (referred to as 1993 10-K); (xiv) the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 (referred to as 11/30/95 10-Q); (xv) the Company's Quarterly Report on
Form 10-Q for the quarter ended June 30, 1995 (referred to as 6/30/95 10-Q);
(xvi) Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (referred to as 9/30/96 10-Q/A No. 1;
(xvii) the Company's Quarterly Report on Form 10-Q for the quarter ended
March 31, 1997 (referred to as 3/31/97 10-Q); (xix) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (referred to as 3/31/98 10-Q); (xx) the Company's Current Report on Form 8-K relating to an event which occurred April 28, 1998 (referred to as 4/28/98 8-K); or (xi) the Company's Current Report on Form 8-KA relating to an event which occurred December 23, 1998 (referred to as 12/23/98 8-KA).

EXHIBIT
  NO.    DESCRIPTION
-------  -----------
*2.1   - Merger Agreement dated April 16, 1997 for acquisition of DocuMedX
         (3-31-97 10-Q, Exhibit 2.6)

*2.2   - Purchase and Sale agreement dated March 16, 1998 with CORE, INC. for the sale of the net assets of Transcend Case Management, Inc. (12/31/97 10-K, Exhibit 2.2)

*2.3 - Merger and Reorganization Agreement dated April 28, 1998 for acquisition of Health Care Information Systems, Inc. (4/2/98 8-K,
         Exhibit 2(a))

*2.4   - Assignment and Assumption agreement dated December 23, 1998 with TCM
         Services, Inc. (12/23/98 8-K, Exhibit 2(a))

*3.1.1 - Certificate of Incorporation, as amended (1989 S-1, Exhibit 3(a))

*3.1.2 - Certificate of Incorporation (6/30/95 10-Q, Exhibit 3)

*3.1.3 - Certificate of Designation of Series A Convertible Preferred Stock
         (12/31/97 10-K, Exhibit 3.1.3)

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

*4.2   - 1992 Stock Option Plan, as amended (1993 S-8, Exhibit 4(a))

*4.3   - 1992 Stock Option Plan, as Amended and Restated (1996 S-8, Exhibit 4.1)

*4.4   - Subordinated Convertible Debenture Purchase Agreement (9/30/95 10- Q,
         Exhibit 4)

*4.5   - 1986 Incentive Stock Option Plan, as amended (1989 S-1, Exhibit 10(i))

*4.6.1 - Loan and Security Agreement, $5,000,000 Working Capital Line, provided by Coast Business Credit (3/31/97 10-Q No. 1, Exhibit 4.1)

*4.6.2 - Working Capital Note (3/31/97 10-Q No. 1, Exhibit 4.2)

*4.6.3 - Amendment to Loan Agreement provided by Coast Business Credit (9/30/97
         10-Q, No. 1, Exhibit 10.14.1)

 4.6.4 - Amendment to Loan Agreement provided by Coast Business Credit

*4.8   - Certificate of Designation of Series A Convertible Preferred Stock
         (12/31/97 10-K, Exhibit 4.8)

*4.9   - Warrant to Purchase Common Stock Granted to Silicon Valley Bank
         (9/30/96 10-Q/A No. 1, Exhibit 4.4)

*4.10  - Silicon Valley Bank Antidilution Agreement (9/30/96 10-Q/A No. 1,
         Exhibit 4.5)

*4.11  - Silicon Valley Registration Rights Agreement (9/30/96 10-Q/ No. 1,
         Exhibit 4.6)

*4.13  - DVI Financial Services Inc. Loan and Security Agreement (3/31/98 10-Q,
         Exhibit 10.14.1)

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

*10.9  - Form of indemnification agreement (1993 10-K, Exhibit 10(a))

*10.10 - Letter Agreement dated December 5, 1996 by and between the Company and
         VHA, Inc. (S-3, Exhibit 10.1)

*10.11 - Services Agreement dated December 5, 1996 by and between the Company and VHA, Inc. (S-3, Exhibit 10.2)

*10.12 - Master Lease Agreement dated February 20, 1998 between Transcend
         Services, Inc. and Information Leasing Corporation (12/31/97 10-K,
         Exhibit 4.12)

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

                                                TRANSCEND SERVICES, INC.

Dated: March 29,1999


                                           By: /s/ Larry G. Gerdes
                                               ------------------------------
                                                   Larry G. Gerdes
                                                      President
                                               and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                     Title                           Date
      ---------                     -----                           ----

/s/ Donald L. Lucas           Chairman of the Board               March 29, 1999
--------------------------
    Donald L. Lucas

/s/ Larry G. Gerdes           President, Chief Executive          March 29, 1999
--------------------------    Officer and Director
    Larry G. Gerdes           (Principal Executive Officer)

/s/ Doug Shamon               Executive Vice President            March 29, 1999
--------------------------    Finance, Chief Financial Officer,
    Doug Shamon               Treasurer and Secretary
                              (Principal Financial Officer)

/s/ B. Frederick Becker       Director                            March 29, 1999
--------------------------
    B. Frederick Becker

/s/ George B. Caldwell        Director                            March 29, 1999
--------------------------
    George B. Caldwell

/s/ Walter S. Huff, Jr.       Director                            March 29, 1999
--------------------------
    Walter S. Huff, Jr.

 /s/ Charles E. Thoele        Director                            March 29, 1999
--------------------------
     Charles E. Thoele