Form 10-Q
period 1999-03-31
TRANSCEND SERVICES INC
filed 1999-05-17
CIK 858452

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from  _____________ to  ___________

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


         Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

              Class                            Outstanding at May 11, 1999
              -----                            ---------------------------
     Common Stock, $.01 par value                       22,064,835


================================================================================

                                     INDEX


                                                                                                          PAGE
                                                                                                          ----
PART  I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                      Consolidated Balance Sheets as of
                      March 31, 1999 and December 31, 1998.......................................           3

                      Consolidated Statements of Operations for the
                      Three Months Ended March 31, 1999 and 1998.................................           4

                      Consolidated Statements of Cash Flows for the
                      Three Months Ended March 31, 1999 and 1998.................................           5

                      Notes to Consolidated Financial Statements.................................           6


Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations..............................           7

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.....................          10

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings .............................................................          11

Item 2.           Changes in Securities..........................................................          12

Item 6.           Exhibits and Reports on Form 8-K...............................................          12

SIGNATURES        ...............................................................................          13

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                           TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                                              MARCH 31, 1999                DECEMBER 31, 1998
                                                                           ----------------------          ---------------------
                                    ASSETS
                                    ------
Current assets:
Cash and cash equivalents                                                       $        358,000              $         450,000
Accounts receivable, net of allowance for doubtful accounts
  of $378,000 in 1999 and $389,000 in 1998                                             7,300,000                      8,231,000
Prepaid expenses and other current assets                                              1,023,000                        915,000
                                                                           ----------------------          ---------------------
Total current assets                                                                   8,681,000                      9,596,000
                                                                           ----------------------          ---------------------

Property and equipment:
  Computer equipment                                                                  10,029,000                      9,527,000
  Software development                                                                 2,069,000                      1,862,000
  Furniture and fixtures                                                                 217,000                        217,000
                                                                           ----------------------          ---------------------
  Property and equipment                                                              12,315,000                     11,606,000
  Accumulated depreciation                                                            (4,815,000)                    (4,304,000)
                                                                           ----------------------          ---------------------
Property and equipment, net                                                            7,500,000                      7,302,000
Deposits and other assets                                                                404,000                        482,000
Goodwill and other intangible assets:
     Goodwill and other intangible assets                                              4,596,000                      4,596,000
     Accumulated amortization                                                         (1,828,000)                    (1,731,000)
                                                                           ----------------------          ---------------------
Goodwill and other intangible assets, net                                              2,768,000                      2,865,000
Net assets from discontinued operations                                                2,758,000                      2,726,000
                                                                           ======================          =====================
Total assets                                                                    $     22,111,000              $      22,971,000
                                                                           ======================          =====================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
Current maturities of long-term debt                                            $        479,000              $         458,000
Accounts payable                                                                       2,543,000                      2,657,000
Accrued compensation and benefits                                                      2,068,000                      1,933,000
Other accrued liabilities                                                              1,578,000                      2,211,000
Deferred income taxes                                                                    113,000                        113,000
                                                                           ----------------------          ---------------------
Total current liabilities                                                              6,781,000                      7,372,000

Long term debt, net of current maturities                                              5,812,000                      5,547,000
Deferred income taxes                                                                    539,000                        540,000
Convertible debentures                                                                 2,000,000                      2,000,000
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized Series A convertible preferred stock, 212,800
  shares issued at September  30, 1998 and December 31, 1997                               2,000                          2,000
Common Stock, $.01 par value; 30,000,000 shares authorized
  22,000,000 issued at March 31, 1999  and 21,500,000 at December 31, 1998               220,000                        215,000
Additional paid-in capital                                                            26,906,000                     26,286,000
Subscription receivable, stockholder                                                    (620,000)                             -
Retained deficit                                                                     (19,529,000)                   (18,991,000)
                                                                           ----------------------          ---------------------
Total stockholders' equity                                                             6,979,000                      7,512,000
                                                                           ----------------------          ---------------------
Total liabilities and stockholders' equity                                      $     22,111,000              $      22,971,000
                                                                           ======================          =====================

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated balance sheets.

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                         THREE MONTHS ENDED MARCH 31
                                                                -----------------------------------------------

                                                                      1999                         1998
                                                                ------------------           ------------------
Net revenues                                                          $13,569,000                  $12,374,000
Direct costs                                                           11,635,000                   10,305,000
                                                                ------------------           ------------------
     Gross profit                                                       1,934,000                    2,069,000

Marketing and sales expenses                                              551,000                      479,000
General and administrative expenses                                     1,330,000                    1,107,000
Research and development expenses                                         194,000                            -
Amortization expenses                                                      63,000                       72,000
                                                                ------------------           ------------------
    Income (loss) from operations                                        (204,000)                     411,000
                                                                ------------------           ------------------

Interest expense, net                                                     191,000                      104,000
                                                                ------------------           ------------------

Income (loss) before taxes and discontinued operations                   (395,000)                     307,000
Income taxes                                                                    -                            -
                                                                ------------------           ------------------
Income (loss) before discontinued operations                             (395,000)                     307,000

Loss from discontinued operations                                         (23,000)                     (15,000)
                                                                ------------------           ------------------
Net income (loss)                                                     $  (418,000)                 $   292,000
                                                                ==================           ==================

Dividends on preferred stock                                              120,000                      119,000
                                                                ==================           ==================
Net income (loss) to common stockholders                              $  (538,000)                 $   173,000
                                                                ==================           ==================

Basic income (loss) per share:
    From continuing operations                                        $     (0.02)                 $      0.01
    From discontinued operations                                            (0.00)                       (0.00)
                                                                ==================           ==================
Net income (loss)                                                     $     (0.02)                 $      0.01
                                                                ==================           ==================

Weighted average shares outstanding                                    21,606,000                   20,568,000
                                                                ==================           ==================

Diluted income (loss) per share
    From continuing operations                                        $     (0.02)                 $      0.01
    From discontinued operations                                            (0.00)                       (0.00)
                                                                ==================           ==================
Net income (loss)                                                     $     (0.02)                 $      0.01
                                                                ==================           ==================

Weighted average shares outstanding                                    21,606,000                   20,778,000
                                                                ==================           ==================

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                            THREE MONTHS ENDED MARCH 31
                                                                                     -------------------------------------------

                                                                                          1999                       1998
                                                                                     ----------------           ----------------
Cash flows from operating activities:
Net Income (Loss)                                                                        $  (538,000)               $   173,000
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
     Depreciation and amortization                                                           607,000                    398,000

     Loss related to discontinued operations                                                  23,000                     15,000

     Preferred stock dividends                                                               120,000                    119,000

Changes in assets and liabilities:
     Accounts receivable, net                                                                931,000                   (332,000)

     Prepaid expenses                                                                       (108,000)                  (554,000)

     Deposits and other assets                                                                78,000                   (311,000)

     Accounts payable                                                                       (114,000)                  (531,000)

     Accrued liabilities                                                                    (497,000)                  (833,000)

                                                                                     ----------------           ----------------
     Total adjustments                                                                     1,040,000                 (2,029,000)
                                                                                     ----------------           ----------------
Net cash provided by (used in) continuing operations                                         502,000                 (1,856,000)

Net cash used in discontinued operations                                                     (55,000)                   (19,000)
                                                                                     ----------------           ----------------
Net cash provided by (used in) operating activities                                          447,000                 (1,875,000)
                                                                                     ----------------           ----------------

Cash flows from investing activities:
Capital expenditures                                                                        (709,000)                  (845,000)
                                                                                     ----------------           ----------------
Net cash used in investing activities                                                       (709,000)                  (845,000)
                                                                                     ----------------           ----------------

Cash flows from financing activities:
     Borrowings under line of credit agreement                                               405,000                          -

     Repayments on line of credit agreement                                                        -                   (193,000)

     Principle payments on long-term debt                                                   (120,000)                   (28,000)

     Preferred stock dividends                                                              (120,000)                  (119,000)

     Net Proceeds-stock options and other issuances                                            5,000                          -
                                                                                     ----------------           ----------------
Net cash provided by (used in) financing activities                                          170,000                   (340,000)
                                                                                     ----------------           ----------------

Net decrease in cash and cash equivalents                                                    (92,000)                (3,060,000)

Cash and cash equivalents, at beginning of period                                            450,000                  5,541,000
                                                                                     ----------------          ----------------
Cash and cash equivalents at end of period                                               $   358,000                 $2,481,000
                                                                                     ================           ================

Supplemental cash flow information:
Cash paid for interest expense                                                           $   179,000                 $  170,000

------------------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

(1) The accompanying consolidated financial statements are unaudited and have been prepared by management of Transcend Services, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited financial information furnished herein in the opinion of management reflects all adjustments, which were of a normal recurring nature, which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998. Footnote disclosure which would substantially duplicate the disclosure contained in those documents has been omitted.

(2) In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income that includes all changes in equity during a period from transactions and events from nonowner sources. The Company has no components of comprehensive income other than net income for the three month periods ended March 31, 1999 and 1998.

(3) Segment Reporting

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

                        FOR THREE MONTHS ENDED MARCH 31
                        -------------------------------

                                     PATIENT        PATIENT         CASE           SALES
                                    INFORMATION   INFORMATION     MANAGEMENT        AND
(in thousands)                       SERVICES      SOFTWARE        SERVICES      CORPORATE      CONSOLIDATED
-------------------------------------------------------------------------------------------------------------------------
REVENUES:
1999                                 $ 12,751       $  549         $  269        $      0        $  13,569
1998                                 $ 12,028       $    0         $  346        $      0        $  12,374
-------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS:
1999                                 $  1,168       $    7         $   35        $ (1,628)       $    (418)
1998                                 $  1,770       $    0         $   22        $ (1,500)       $     292
-------------------------------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION:
1999                                 $    417       $    3         $    3        $    184        $     607
1998                                 $    225       $    0         $    4        $    169        $     398
-------------------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES:
1999                                 $    562       $   52         $    0        $     95        $     709
1998                                 $    781       $    0         $    0        $     64        $     845

(4) On March 23, 1999 the Company sold 500,000 unregistered shares of Transcend Common Stock to certain executive officers at the then current market value. In connection with the sales, the executive officers issued promissory notes to the Company totaling $620,000. The issuances of the promissory notes were noncash transactions.

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

OVERVIEW
--------

   Transcend Services, Inc. (the "Company"), and its wholly-owned subsidiary, Cascade Health Information Software, Inc. ("Cascade"), provide patient information management solutions to hospitals and other associated health care providers. These solutions include medical records department management, transcription of physicians' dictated medical notes, coding and compliance services, and state-of-the-art software for the management of patient information. The Company's wholly-owned subsidiary, Transcend Case Management, Inc. ("TCM"), also provides case management services to insurance carriers, third party benefit administrators, and self-insured employers.


RESULTS OF OPERATIONS

   Results of operations include the consolidated results of Transcend Services, Inc. and its subsidiaries. Consolidated results do not include Cascade prior to its June 1, 1998 acquisition, as the amounts were immaterial.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

   Net revenues for the Company increased from $12,374,000 for the three months ended March 31, 1998, to $13,569,000 for the three months ended March 31, 1999, an increase of 9.7 PERCENT. Patient information management services including medical record department management, transcription, coding and compliance, and systems implementation, accounted for 94 PERCENT of the Company's net revenues for the three months ended March 31, 1999, and 97 PERCENT of net revenues for the three months ended March 31, 1998, growing 6 percent year over year. The increase in service revenues resulted primarily from new contracts, net of terminations. Patient information software revenues represented 4 PERCENT of revenues for the three months ended March 31, 1999, as a result of the acquisition of Cascade in June 1998. Case management services accounted for 2 PERCENT of total revenues for the three months ended March 31, 1999, down from 3 PERCENT of revenues for the three months ended March 31, 1998.

   Co-Sourcing revenues increased 2 PERCENT year over year and represented 56 PERCENT of service revenues for the three months ended March 31, 1999, and 58 PERCENT for the three months ended March 31, 1998. Medical transcription revenues increased 18 PERCENT year over year and represented 50 PERCENT of service revenues for the three months ended March 31, 1999, and 41 PERCENT for the same period the prior year. Coding and compliance revenues increased 21.5 PERCENT year over year and represented 2 PERCENT of service revenues in the three months ended March 31, 1999, and 1 PERCENT in 1998. Systems implementation services revenues represented less than 1 PERCENT of service revenues in the three months ended March 31, 1999, down from 3 PERCENT in the three months ended March 31, 1998.

   Gross profit decreased 6.5 PERCENT to $1,934,000 for the three months ended March 31, 1999, from $2,069,000 for the same three months in the prior year. Gross profit margins decreased to 14.3 PERCENT for the three months ended March 31, 1999, from 16.7 PERCENT for the same three months in the prior year. The year over year decline was attributable to start up losses in the Company's national transcription hub and lower gross profit margins from Co-Sourcing. Services produced blended margins of 11.7 PERCENT for the three months ended March 31, 1999, compared to 16.5 PERCENT for the three months ended March 31, 1998. Software gross profit margins were 73.1 PERCENT for the three months ended March 31, 1999. Case management gross profit margins were 17.4 PERCENT for the three months ended March 31, 1999, and 25.1 PERCENT for the three months ended March 31, 1998.

   Marketing and sales expenses increased 15.0 PERCENT to $551,000 for the three months ended March 31, 1999, from $479,000 for the same three months in the prior year and as a percentage of revenues was 4 PERCENT for both periods. The year over year increase in marketing and sales expenses is the result of the addition of Cascade, net of the reduction from the sale of TCM.

   General and administrative expenses of $1,330,000 for the three months ended March 31, 1999, increased 20.1 PERCENT over the $1,107,000 expended in the same prior year period. The increase in general and administrative expenses year over year is attributable to the acquisition of Cascade.

   Amortization expenses decreased to $63,000, for the three months ended March 31, 1999, from $72,000 for the three months ended March 31, 1998.

   Net interest expense increased to $191,000 for the three months ended March 31, 1999, as compared to $104,000 for the three months ended March 31, 1998, primarily due to increased borrowings.

   The Company reported losses before discontinued operations of $395,000 for the three months ended March 31, 1999, compared to income of $307,000 for the same three months in 1998. The year over year decline from continuing operations was attributable to start up losses in the Company's national transcription hub and lower gross profit margins from Co-Sourcing.

   The loss from discontinued operations increased slightly to $23,000 for the three months ended March 31, 1999, from $15,000 for the three months ended March 31, 1998, representing charges for legal fees incurred in connection with the Company's civil lawsuit against certain insurance companies in the state of California discussed in item 1 of part II of this report.

-----------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED MARCH 31
-----------------------------------------------------------------------------------------------
                                                1999       1998        CHANGE       % CHANGE
-----------------------------------------------------------------------------------------------
Net revenues                                    $13,569    $12,374         $1,195         9.7%
-----------------------------------------------------------------------------------------------
Gross profit                                      1,934      2,069           (135)       (6.5%)
-----------------------------------------------------------------------------------------------
Gross margin                                      14.3%     16.7%
-----------------------------------------------------------------------------------------------
Marketing and sales expenses                        551        479             72        15.0%
-----------------------------------------------------------------------------------------------
General and administrative expenses               1,330      1,107            223        20.1%
-----------------------------------------------------------------------------------------------
Amortization expenses                                63         72             (9)      (12.5%)
-----------------------------------------------------------------------------------------------
Research and development expenses                   194          0            194         N/A
-----------------------------------------------------------------------------------------------
Income (loss) from operations                   $  (204)   $   411         $ (615)     (149.6%)
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
                                                         THREE MONTHS ENDED MARCH 31
-----------------------------------------------------------------------------------------------
                                                   1999             1998            CHANGE
-----------------------------------------------------------------------------------------------
Net revenues                                           100.0%            100.0%           --
-----------------------------------------------------------------------------------------------
Direct costs                                            85.7%             83.3%           2.4%
-----------------------------------------------------------------------------------------------
Gross profit                                            14.3%             16.7%          (2.4%)
-----------------------------------------------------------------------------------------------
Marketing and sales expenses                             4.1%              3.9%           0.2%
-----------------------------------------------------------------------------------------------
General and administrative expenses                      9.8%              9.0%           0.8%
-----------------------------------------------------------------------------------------------
Research and development                                 0.5%              0.6%          (0.1%)
-----------------------------------------------------------------------------------------------
Amortization expense                                     1.4%              0.0%           1.4%
-----------------------------------------------------------------------------------------------
Income (loss) from operations                           (1.5%)             3.3%          (4.8%)
-----------------------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash flows from continuing operations provided cash of $502,000 for the three months ended March 31, 1999. Discontinued operations used cash of $55,000 for the three months ended March 31, 1999. The Company's net working capital decreased to $1,900,000 during the three months ended March 31, 1999, from $2,224,000 at December 31, 1998.

   The Company's cash flows from investing activities used cash of $709,000 for the three months ended March 31, 1999 for capital expenditures, primarily for electronic patient record systems in connection with new contracts, digital dictation equipment and continued investment in software development of the Company's national transcription platform

   Cash flows from financing activities provided $170,000 for the three months ended March 31, 1999, primarily from borrowings under the Company's working capital credit facility. The Company also used $120,000 for principal payments on long-term debt associated with prior acquisitions and $120,000 to pay preferred stock dividends.

   On April 3, 1997, the Company entered into a $5.0 MILLION credit agreement with Coast, an asset based lender (and a division of Southern Pacific Thrift and Loan Association). The agreement provides the Company with a $4.7 MILLION working capital facility and a $300,000 capital expenditure facility secured by substantially all of the Company's assets. The working capital facility has been used to pay off the previous credit relationship with Silicon Valley Bank in full. These Coast facilities do not contain any financial covenants but contain restrictions from paying dividends and entering into financing arrangements without consent. Coast has consented to the payment of dividends related to the preferred stock and the master lease agreement discussed below.

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

   On August 8, 1997, the Company agreed to amend its credit facility with Coast. Under the terms of the amendment, the term of the agreement was extended to May 31, 2000, and the funding formula modified to provide additional liquidity to the Company by providing funding of 1.5 times average monthly receipts under long term transcription contracts. The amendment also provides for an increase in the funding formula from 1.5 times to 2.0 times monthly contract revenues if the Company's tangible net worth exceeds $5.0 MILLION for five consecutive business days.

   In February 1999, the Company again amended its working capital credit facility agreement with Coast to increase the facility to $10 MILLION and extend the maturity date to May 31, 2001.

   These facilities are priced at prime plus 2.25 PERCENT declining to prime plus 1.75 PERCENT upon two consecutive quarters of achievement and ongoing maintenance of a debt service coverage ratio of not less than 1.5 measured on an earnings before interest, taxes, and amortization ("EBITA") basis. EBITA is used by Coast as an indicator of a company's ability to incur and service debt. EBITA should not be considered an alternative to operating income, net income, cash flows, or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance, or as a measure of liquidity. These facilities are secured by a first security interest on all Company assets. As of March 31, 1999, the capacity of the credit line based on the funding formula was $5,846,000 with $1,074,000 unused.

   On February 19, 1998, the Company signed a master lease agreement providing up to $5.0 MILLION in lease financing with Information Leasing Corporation, a subsidiary of Provident Bank, Cincinnati, Ohio, at interest rates equal to Provident Bank prime rate plus 2 PERCENT. Subject to a review of the underlying customer contract, the master lease agreement calls for equal monthly payments over the term of the lease, typically the life of the underlying contract, not to exceed five years. The facility is intended to provide financing for new electronic document management systems and transcription systems required for new contracts. There were no borrowings outstanding under this master lease agreement at March 31, 1999.

   On April 13, 1998, the Company signed a $10 MILLION equipment loan facility with DVI Financial Services, Inc. This facility provides additional financing for electronic patient record systems and transcription systems required for new contracts. The facility calls for monthly payments which amortize the cost of the equipment over the life of the customer contract, not to exceed 60 months, at interest rates fixed at the time over the loan advance based on then current treasury bill rates. The total borrowings outstanding at March 31, 1999, were $579,000.

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

YEAR 2000 COMPLIANCE

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

   For the three months ended March 31, 1999, the Company expensed approximately $23,000 of legal expenses connected with the lawsuit. Under the original agreement with the Company's counsel of record in the Lawsuit, there was a cap on legal expenses and after December 1996, with respect to expenses incurred at the trial court level, the Company would only be responsible for out-of-pocket expenses and the payment to counsel of a percentage of any recovery of damages by the Company. However, in May 1997, the Company was notified that the partner principally responsible for the case was leaving the firm with which the Company contracted to handle the case. The Company has moved the representation to new counsel, which resulted in negotiation of a new fee arrangement requiring the Company to pay additional legal expenses incurred in connection with the appeal.

ITEM 2.  CHANGES IN SECURITIES

On March 23, 1999 the Company sold 500,000 unregistered shares of Transcend Common Stock to certain executive officers at the then current market value. In connection with the sales, the executive officers issued promissory notes to the Company totaling $620,000. The notes have an interest rate of 5%. Interest is payable annually with the principal due on March 31, 2004. The loans are secured by pledges of Transcend Common Stock. The exemption from registration was claimed under section 4(2) of the Securities Act of 1933. The executive officers who purchased the shares are accredited investors under section 2(a) (15) (ii) of the Securities Act of 1993.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   The following exhibits are filed herewith:

                     11       Computation of Per Share Earnings

                     27       Financial Data Schedule 1999  (for SEC use only)

               Reports on Form 8-K: There were no filings on Form 8-K during the
               -------------------
               the quarter ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                     TRANSCEND SERVICES, INC.



May 14, 1999                         By: /s/ Larry G. Gerdes
                                        --------------------------
                                        Larry G. Gerdes,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



May 14, 1999                         By: /s/ Doug Shamon
                                        --------------------------
                                        Doug Shamon
                                        Executive Vice President,
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)