Form 10-Q
period 1999-06-30
TRANSCEND SERVICES INC
filed 1999-08-16
CIK 858452

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF   1934


                 For the quarterly period ended June 30, 1999

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from ____to ____

                        Commission File Number 0-18217


                           TRANSCEND SERVICES, INC.
            (Exact name of registrant as specified in its charter)



           Delaware                                 33-0378756
(State or other jurisdiction of                  (I.R.S Employer
 incorporation or organization)                   Identification No.)



        3353 Peachtree Road, N.E., Suite 1000, Atlanta, Georgia  30326
             (Address of principal executive offices and zip code)
      Registrant's telephone number, including area code: (404) 364-8000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----


     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

          Class                              Outstanding at August 9, 1999
          -----                              -----------------------------
Common Stock, $.01 par value                          22,093,479

================================================================================

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

            Consolidated Balance Sheets as of
            June 30, 1999 and December 31, 1998..........................     3

            Consolidated Statements of Operations for the
            Three Months Ended and the Six Months Ended
            June 30, 1999 and 1998.......................................     4

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1999 and 1998......................     5

            Notes to Consolidated Financial Statements...................     6


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations................     7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.....    12

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................    13

Item 4.   Submission of Matters to a Vote of Security Holders............    14

Item 5.   Other Information..............................................    14

Item 6.   Exhibits and Reports on Form 8-K...............................    14

SIGNATURES...............................................................    15



PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

                                                      TRANSCEND SERVICES, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                            (Unaudited)

                                                                                              June 30, 1999       December 31, 1998
                                                                                            -----------------     -----------------
                                  ASSETS
                                  ------
Current assets:
Cash and cash equivalents                                                                      $  1,230,000           $     450,000
Accounts receivable, net of allowance for doubtful accounts
  of $878,000 in 1999 and $389,000 in 1998                                                        6,231,000               8,231,000
Prepaid expenses and other current assets                                                           788,000                 915,000
                                                                                               ------------           -------------
Total current assets                                                                              8,249,000               9,596,000
                                                                                               ------------           -------------

Property and equipment:
  Computer equipment                                                                             10,263,000               9,527,000
  Software development                                                                            2,242,000               1,862,000
  Furniture and fixtures                                                                            216,000                 217,000
                                                                                               ------------           -------------
  Property and equipment                                                                         12,721,000              11,606,000
  Accumulated depreciation                                                                       (5,319,000)             (4,304,000)
                                                                                               ------------           -------------

Property and equipment, net                                                                       7,402,000               7,302,000
Deposits and other assets                                                                           625,000                 482,000
Goodwill and other intangible assets:
  Goodwill and other intangible assets                                                            4,596,000               4,596,000
  Accumulated amortization                                                                       (1,964,000)             (1,731,000)
                                                                                               ------------           -------------

Goodwill and other intangible assets, net                                                         2,632,000               2,865,000
Net assets from discontinued operations                                                           2,718,000               2,726,000
                                                                                               ------------           -------------
Total assets                                                                                   $ 21,626,000            $ 22,971,000
                                                                                               ============           =============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
Current liabilities:
Current maturities of long-term debt                                                           $    450,000            $    458,000
Accounts payable                                                                                  2,124,000               2,657,000
Accrued compensation and benefits                                                                 2,702,000               1,933,000
Other accrued liabilities                                                                         1,988,000               2,211,000
Deferred income taxes                                                                               113,000                 113,000
                                                                                               ------------           -------------
Total current liabilities                                                                         7,377,000               7,372,000

Long term debt, net of current maturities                                                         6,395,000               5,547,000
Deferred income taxes                                                                               539,000                 540,000
Convertible debentures                                                                            2,000,000               2,000,000
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 21,000,000 shares
  authorized Series A convertible preferred stock, 212,800
  shares issued at September  30, 1998 and December 31, 1997                                          2,000                   2,000
Common Stock, $.01 par value; 30,000,000 shares authorized
  22,000,000 issued at June 30, 1999  and 21,500,000 at December 31, 1998                           220,000                 215,000
Additional paid-in capital                                                                       26,906,000              26,286,000
Subscription receivable, stockholder                                                               (620,000)                      -
Retained deficit                                                                                (21,193,000)            (18,991,000)
                                                                                               ------------           -------------
Total stockholders' equity                                                                        5,315,000               7,512,000
                                                                                               ------------           -------------
Total liabilities and stockholders' equity                                                     $ 21,626,000            $ 22,971,000
                                                                                               ============           =============

_______________________________________________________________________________
The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three Months Ended June 30       Six Months Ended June 30
                                                         --------------------------      --------------------------
                                                             1999            1998            1999           1998
                                                         -----------     -----------     -----------    -----------
Net revenues                                             $13,297,000     $12,831,000     $26,866,000    $25,205,000
Direct costs                                              11,796,000      10,636,000      23,431,000     20,941,000
                                                         -----------     -----------     -----------    -----------
     Gross profit                                          1,501,000       2,195,000       3,435,000      4,264,000

Marketing and sales expenses                                 619,000         502,000       1,170,000        981,000
General and administrative expenses                        1,930,000       1,058,000       3,260,000      2,165,000
Research and development expenses                            192,000          29,000         386,000         29,000
Amortization expenses                                         64,000          50,000         127,000        122,000
                                                         -----------     -----------     -----------    -----------
    Income (loss) from operations                         (1,304,000)        556,000      (1,508,000)       967,000
                                                         -----------     -----------     -----------    -----------

Other expense:
    Interest expense, net                                    217,000         101,000         408,000        205,000
    Other                                                          -          60,000               -         60,000
                                                         -----------     -----------     -----------    -----------
Income (loss) before taxes and discontinued operations    (1,521,000)        395,000      (1,916,000)       702,000
Income taxes                                                       -               -               -              -
                                                         -----------     -----------     -----------    -----------
Income (loss) before discontinued operations              (1,521,000)        395,000      (1,916,000)       702,000
                                                         -----------     -----------     -----------    -----------
Loss from discontinued operations                            (23,000)        (17,000)        (46,000)       (32,000)
                                                         -----------     -----------     -----------    -----------
Net income (loss)                                        $(1,544,000)    $   378,000     $(1,962,000)   $   670,000
                                                         ===========     ===========     ===========    ===========

Dividends on preferred stock                                 120,000         120,000         240,000        239,000
                                                         ===========     ===========     ===========    ===========
Net income (loss) to common stockholders                 $(1,664,000)    $   258,000     $(2,202,000)   $   431,000
                                                         ===========     ===========     ===========    ===========

Basic income (loss) per share:
    From continuing operations                           $     (0.08)    $      0.01     $     (0.10)   $      0.02
    From discontinued operations                               (0.00)          (0.00)          (0.00)         (0.00)
                                                         ===========     ===========     ===========    ===========
Net income (loss)                                        $     (0.08)    $      0.01     $     (0.10)   $      0.02
                                                         ===========     ===========     ===========    ===========

Weighted average shares outstanding                       22,056,000      20,871,000      21,832,000     20,721,000
                                                         ===========     ===========     ===========    ===========

Diluted income (loss) per share
    From continuing operations                           $     (0.08)    $      0.01     $     (0.10)   $      0.02
    From discontinued operations                               (0.00)          (0.00)          (0.00)         (0.00)
                                                         ===========     ===========     ===========    ===========
Net income (loss)                                        $     (0.08)    $      0.01     $     (0.10)   $      0.02
                                                         ===========     ===========     ===========    ===========

Weighted average shares outstanding                       22,056,000      21,125,000      21,832,000     20,975,000
                                                         ===========     ===========     ===========    ===========

________________________________________________________________________________
The accompanying notes are an integral part of these consolidated statements.

                                            TRANSCEND SERVICES, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)

                                                                            Six Months Ended June 30
                                                                      ---------------------------------

                                                                           1999               1998
                                                                      --------------     --------------

Cash flows from operating activities:
Net Income (Loss)                                                        $ (2,202,000)      $   431,000
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
     Depreciation and amortization                                          1,248,000           805,000
     Loss related to discontinued operations                                   46,000            32,000
     Preferred stock dividends                                                240,000           239,000
Changes in assets and liabilities:
     Accounts receivable, net                                               2,000,000        (1,127,000)
     Prepaid expenses                                                         127,000          (476,000)
     Deposits and other assets                                               (143,000)         (284,000)
     Accounts payable                                                        (533,000)          312,000
     Accrued liabilities                                                      546,000          (395,000)
                                                                         ------------      ------------
     Total adjustments                                                      3,531,000          (894,000)
                                                                         ------------      ------------
Net cash provided by (used in) continuing operations                        1,329,000          (463,000)
Net cash used in discontinued operations                                      (38,000)          (83,000)
                                                                         ------------      ------------
Net cash provided by (used in) operating activities                         1,291,000          (546,000)
                                                                         ------------      ------------

Cash flows from investing activities:
     Capital expenditures                                                  (1,115,000)       (2,210,000)
     Cash acquired from acquisitions                                                -            31,000
                                                                         ------------      ------------
Net cash used in investing activities                                      (1,115,000)       (2,179,000)
                                                                         ------------      ------------

Cash flows from financing activities:
     Borrowings under line of credit agreement                              1,018,000            29,000
     Borrowings from long-term debt                                                 -           517,000
     Principle payments on long-term debt                                    (179,000)          (55,000)
     Preferred stock dividends                                               (240,000)         (239,000)
     Net Proceeds-stock options and other issuances                             5,000                 -
                                                                         ------------      ------------
Net cash provided by (used in) financing activities                           604,000           252,000
                                                                         ------------      ------------

Net increase (decrease) in cash and cash equivalents                          780,000        (2,473,000)
Cash and cash equivalents, at beginning of period                             450,000         5,541,000
                                                                         ------------      ------------

Cash and cash equivalents at end of period                               $  1,230,000       $ 3,068,000
                                                                         ============      ============

Supplemental cash flow information:
Cash paid for interest expense                                           $    453,000       $   231,000
-------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1999 and 1998
                                  (Unaudited)


(1) The accompanying consolidated financial statements are unaudited and have been prepared by management of Transcend Services, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited financial information furnished herein in the opinion of management reflects all adjustments, which were of a normal recurring nature, which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998. Footnote disclosure, which would substantially duplicate the disclosure contained in those documents, has been omitted.

(2) The Company has no components of comprehensive income (loss) other than net income (loss) for the six-month periods ended June 30, 1999 and 1998.

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



                         For Three Months Ended June 30
                         ------------------------------



                                       PATIENT       PATIENT         CASE
                                     INFORMATION   INFORMATION    MANAGEMENT    SALES AND
(in thousands)                        SERVICES       SOFTWARE      SERVICES     CORPORATE    CONSOLIDATED
----------------------------------------------------------------------------------------------------------

REVENUES:
1999                                  $12,356          $759          $182      $     0         $13,297
1998                                  $12,747          $ 84          $  0      $     0         $12,831
----------------------------------------------------------------------------------------------------------
NET INCOME (LOSS):
1999                                  $    48          $124          $(26)     $(1,690)        $(1,544)
1998                                  $ 1,905          $(24)         $  0      $(1,503)        $   378
----------------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION:
1999                                  $   317          $ 17          $  5      $   302         $   641
1998                                  $   255          $  0          $  0      $   152         $   407
----------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES:
1999                                  $   285          $ 43          $  0      $    78         $   406
1998                                  $ 1,200          $ 32          $  0      $   133         $ 1,365

                          For Six Months Ended June 30
                          ----------------------------

                                      PATIENT       PATIENT         CASE
                                    INFORMATION   INFORMATION    MANAGEMENT   SALES AND
(in thousands)                        SERVICES     SOFTWARE       SERVICES    CORPORATE    CONSOLIDATED
--------------------------------------------------------------------------------------------------------

REVENUES:
1999                                    $25,107        $1,308          $451     $     0         $28,866
1998                                    $24,775        $   84          $346     $     0         $25,205
--------------------------------------------------------------------------------------------------------
NET INCOME (LOSS):
1999                                    $ 1,216        $  131          $  9     $(3,318)        $(1,962)
1998                                    $ 3,675        $  (24)         $ 22     $(3,003)        $   670
--------------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION:
1999                                    $   734        $   20          $  8     $   486         $ 1,248
1998                                    $   480        $    0          $  4     $   321         $   805
--------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES:
1999                                    $   847        $   95          $  0     $   173         $ 1,115
1998                                    $ 1,981        $   32          $  0     $   197         $ 2,210

(4) On March 23, 1999 the Company sold 500,000 unregistered shares of Transcend Common Stock to certain executive officers at the then current market value. In connection with the sales, the executive officers issued promissory notes to the Company totaling $620,000. The issuances of the promissory notes were noncash transactions.

(5) Net income (loss) per share is computed in accordance with SFAS No. 128 "Earnings per Share." Basic and diluted net loss per share are the same in the three and six month periods ended June 30, 1999 because the Company's potentially dilutive securities are antidilutive in such periods. A reconciliation of basic net income per share and diluted net income per share for the three and six months ended June 30, 1998 is as follows:

                                                 Three Months Ended     Six Months Ended
                                                   June 30, 1998         June 30, 1998
                                                 ------------------     ----------------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS         $   395,000          $   702,000

LOSS FROM DISCONTINUED OPERATIONS                        (17,000)             (32,000)
                                                     -----------          -----------

NET INCOME (LOSS)                                    $   378,000          $   670,000
                                                     ===========          ===========

DIVIDENDS ON PREFERRED STOCK                             120,000              239,000

NET INCOME (LOSS) TO COMMON STOCKHOLDERS             $   258,000          $   431,000
                                                     ===========          ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            20,871,000           20,721,000
                                                     ===========          ===========

BASIC INCOME (LOSS) PER SHARE:
  FROM CONTINUING OPERATIONS                         $      0.01          $      0.02
  FROM DISCONTINUED OPERATIONS                       $     (0.00)         $      0.00
                                                     -----------          -----------
  NET INCOME (LOSS) PER SHARE                        $      0.01          $      0.02
                                                     ===========          ===========

WEIGHTED AVERAGE SHARES:
  BASIC                                               20,871,000           20,721,000
  STOCK OPTIONS                                          254,000              254,000
                                                     -----------          -----------
  TOTAL DILUTED SHARES                                21,125,000           20,975,000
                                                     ===========          ===========

DILUTED INCOME (LOSS) PER SHARE:
  FROM CONTINUING OPERATIONS                         $      0.01          $      0.02
  FROM DISCONTINUED OPERATIONS                       $     (0.00)         $      0.00
                                                     -----------          -----------
NET INCOME (LOSS)                                    $      0.01          $      0.02
                                                     ===========          ===========

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

Results of Operations

     Results of operations include the consolidated results of Transcend Services, Inc. and its subsidiaries. Consolidated results do not include Cascade prior to its June 1, 1998 acquisition, as the amounts were immaterial, and TCM, after March 16, 1998, the date on which it was sold.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

     Net revenues for the Company increased from $12,831,000 for the three months ended June 30, 1998, to $13,297,000 for the three months ended June 30, 1999, an increase of 3.6 percent. Patient information management services ("Services") including medical record department management ("Co-Soucing"), transcription, and coding and compliance, accounted for 93 percent of the Company's net revenues for the three months ended June 30, 1999, and 99 percent of net revenues for the three months ended June 30, 1998. Co-Sourcing revenues decreased 12 percent year over year and represented 56 percent of Services revenues for the three months ended June 30, 1999, and 61 percent for the three months ended June 30, 1998. The decrease is primarily attributable to three contracts that converted to transcription services only contracts. Medical transcription revenues increased 11.1 percent year over year and represented 44 percent of Services revenues for the three months ended June 30, 1999, and 39 percent for the same period the prior year. The increase in transcription revenues resulted from new contracts, net of terminations. Coding and compliance revenues decreased 49.3 percent year over year and represented less than 1 percent of Services revenues in the three months ended June 30, 1999, and 1 percent in 1998.
     Patient information software revenues represented 6 percent of revenues for the three months ended June 30, 1999 and 1 percent of revenues for the three months ended June 30, 1998. Case management services accounted for 1 percent of total revenues for the three months ended June 30, 1999.
     Gross profit decreased 31.6 percent to $1,501,000 for the three months ended June 30, 1999, from $2,195,000 for the same three months in the prior year. Gross profit margins decreased to 11.3 percent for the three months ended June 30, 1999, from 17.1 percent for the same three months in the prior year. Services produced margins of 6.9 percent for the three months ended June 30, 1999, compared to 15.8 percent for the three months ended June 30, 1998. The year over year decline was attributable to start up losses in the Company's national transcription hub, unexpected telecommunication issues that impaired transcription services performance, and several Co-Sourcing sites that were failing to meet their contract performance deliverables and required additional resources resulting in lower gross profit margins. In addition, there were non-recurring charges of $50,000 from exit costs related to the termination of a Co-Sourcing contract. Software gross profit margins were 74.2 percent for the three months ended June 30, 1999, compared to 76.2 percent for the three months ended June 30, 1998. Case management gross profit margins were -5.5 percent for the three months ended June 30,1999.
     Marketing and sales expenses increased 23.3 percent to $619,000 for the three months ended June 30, 1999, from $502,000 for the same three months in the prior year and as a percentage of revenues was 4.8 percent for the three months ended June 30, 1999 and 3.9 percent for the three months ended June 30, 1998. The year over year increase in marketing and sales expenses is the result of the addition of Cascade.
     General and administrative expenses of $1,930,000 for the three months ended June 30, 1999, increased 82.4 percent over the $1,058,000 expended in the same prior year period. The increase in general and administrative expenses year over year is attributable to the acquisition of Cascade, an increase of approximately $200,000 in health benefit claims reserves, and a non-recurring adjustment of $500,000 made to the receivables reserve due to the recent bankruptcy filing of a former Co-Sourcing client.
     Amortization expenses increased to $64,000, for the three months ended June 30, 1999, from $50,000 for the three months ended June 30, 1998.
     Net interest expense increased to $217,000 for the three months ended June 30, 1999, as compared to $101,000 for the three months ended June 30, 1998, primarily due to increased borrowings.

     The Company reported losses before discontinued operations of $1,521,000 for the three months ended June 30, 1999, compared to income of $395,000 for the same three months in 1998. The year over year decline was attributable to start up losses in the Company's national transcription hub, unexpected telecommunication issues that impaired transcription services performance, and several Co-Sourcing sites that were failing to meet their contract performance deliverables and required additional resources resulting in lower profit margins. In addition, there were non-recurring charges of $750,000, including $500,000 in accounts receivable reserves due to the recent bankruptcy filing of a former client, $200,000 in health benefit claims reserves, and $50,000 in exit costs related to the termination of a Co-Sourcing contract.
     The loss from discontinued operations increased slightly to $23,000 for the three months ended June 30, 1999, from $17,000 for the three months ended June 30, 1998, representing charges for legal fees incurred in connection with the Company's civil lawsuit against certain insurance companies in the state of California discussed in item 1 of part II of this report.


---------------------------------------------------------------------------------------------------
                                                                 Three Months Ended June 30
---------------------------------------------------------------------------------------------------
                                                           1999       1998      Change     % Change
---------------------------------------------------------------------------------------------------
Net revenues                                             $13,297    $12,831    $  (466)        3.6%
---------------------------------------------------------------------------------------------------
Gross profit                                               1,501      2,195       (694)      (31.6%)
---------------------------------------------------------------------------------------------------
Gross margin                                                11.3%      17.1%
---------------------------------------------------------------------------------------------------
Marketing and sales expenses                                 619        502        117        23.3%
---------------------------------------------------------------------------------------------------
General and administrative expenses                        1,930      1,058        872        82.4%
---------------------------------------------------------------------------------------------------
Amortization expenses                                         64         50         14        28.0%
---------------------------------------------------------------------------------------------------
Research and development expenses                            192         29        163       562.1%
---------------------------------------------------------------------------------------------------
Net Income (loss)                                        $(1,544)   $   378    $(1,922)     (508.5%)
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                      Three Months Ended June 30
---------------------------------------------------------------------------------------------------
                                         1999                     1998                   Change
---------------------------------------------------------------------------------------------------
Net revenues                              100.0%                    100.0%                    --
---------------------------------------------------------------------------------------------------
Direct costs                               88.7%                     82.9%                   5.8%
---------------------------------------------------------------------------------------------------
Gross profit                               11.3%                     17.1%                  (5.8%)
---------------------------------------------------------------------------------------------------
Marketing and sales expenses                4.7%                      3.9%                   0.8%
---------------------------------------------------------------------------------------------------
General and administrative expenses        14.5%                      8.2%                   6.3%
---------------------------------------------------------------------------------------------------
Amortization expenses                       0.5%                      0.4%                   0.1%
---------------------------------------------------------------------------------------------------
Research and development expenses           1.4%                      0.2%                   1.2%
---------------------------------------------------------------------------------------------------
Net Income  (loss)                         (11.6%)                     2.9%                 (14.5%)
---------------------------------------------------------------------------------------------------


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Net revenues for the Company increased from $25,205,000 for the six months ended June 30, 1998, to $26,866,000 for the six months ended June 30, 1999, an increase of 6.6 percent. Patient information management services ("Services") including medical record department management, transcription, coding and compliance, and systems implementation, accounted for 93 percent of the Company's net revenues for the six months ended June 30, 1999, and 98 percent of net revenues for the six months ended June 30, 1998. Co-Sourcing revenues decreased 5.4 percent year over year and represented 56 percent of Services revenues for the six months ended June 30, 1999, and 60 percent for the six months ended June 30, 1998. The reduced revenues are a result of three full Co-Sourcing contracts that converted to transcription services only contracts. Medical transcription revenues increased 12.3 percent year over year and represented 44 percent of Services revenues for the six months ended June 30, 1999, and 40 percent for the same period the prior year. The increase in transcription revenues resulted primarily from new contracts, net of terminations. Coding and compliance revenues decreased 62.8 percent year over year and represented less than 1 percent of Services revenues in the six months ended June 30, 1999, and 1 percent in 1998.

     Patient information software revenues represented 5 percent of revenues for the six months ended June 30, 1999 and less than 1 percent of revenues for the six months ended June 30, 1998. Case management services accounted for 2 percent of total revenues for the six months ended June 30, 1999 and 1 percent for the six months ended June 30, 1998.

     Gross profit decreased 19.4 percent to $3,435,000 for the six months ended June 30, 1999, from $4,264,000 for the same six months in the prior year. Gross profit margins decreased to 12.8 percent for the six months ended June 30, 1999, from 16.9 percent for the same six months in the prior year. Services produced margins of 9.3 percent for the six months ended June 30, 1999, compared to 15.8 percent for the six months ended June 30, 1998. The year over year decline was attributable to start up losses in the Company's national transcription hub, unexpected telecommunication issues that impaired transcription services performance, and several Co-Sourcing sites that were failing to meet their contract performance deliverables and required additional resources resulting in lower gross profit margins. In addition, there were non-recurring charges of $50,000 from exit costs related to the termination of a Co-Sourcing contract. Software gross profit margins were 73.5 percent for the six months ended June 30, 1999, compared to 76.2 percent for the six months ended June 30, 1998. Case management gross profit margins were 6.0 percent for the six months ended June 30,1999 and 24.0 percent for the six months ended June 30,1998.

     Marketing and sales expenses increased 19.3 percent to $1,170,000 for the six months ended June 30, 1999, from $981,000 for the same six months in the prior year and as a percentage of revenues was 4.4 percent for the six months ended June 30, 1999 and 3.9 percent for the six months ended June 30, 1998. The year over year increase in marketing and sales expenses is the result of the addition of Cascade, net of the reduction from the sale of TCM.

     General and administrative expenses of $3,260,000 for the six months ended June 30, 1999, increased 50.6 percent over the $2,165,000 expended in the same prior year period. The increase in general and administrative expenses year over year is attributable to the acquisition of Cascade, an increase of approximately $200,000 in health benefit claims reserves, and a non-recurring adjustment of $500,000 made to the receivables reserve due to the recent bankruptcy filing of a former Co-Sourcing client.

     Amortization expenses increased to $127,000, for the six months ended June 30, 1999, from $122,000 for the six months ended June 30, 1998.

     Net interest expense increased to $408,000 for the six months ended June 30, 1999, as compared to $205,000 for the six months ended June 30, 1998, primarily due to increased borrowings.

     The Company reported losses before discontinued operations of $1,916,000 for the six months ended June 30, 1999, compared to income of $702,000 for the same six months in 1998. The year over year decline was attributable to start up losses in the Company's national transcription hub, unexpected telecommunication issues that impaired transcription services performance, and several Co-Sourcing sites that were failing to meet their contract performance deliverables and required additional resources resulting in lower profit margins. In addition, there were non-recurring charges of $750,000, including $500,000 in accounts receivable reserves due to the recent bankruptcy filing of a former client, $200,000 in health benefit claims reserves, and $50,000 in exit costs related to the termination of a Co-Sourcing contract.

     The loss from discontinued operations increased slightly to $46,000 for the six months ended June 30, 1999, from $32,000 for the six months ended June 30, 1998, representing charges for legal fees incurred in connection with the Company's civil lawsuit against certain insurance companies in the state of California discussed in item 1 of part II of this report.

                                                   Six Months Ended June 30
------------------------------------------------------------------------------------
                                            1999       1998      Change     % Change
------------------------------------------------------------------------------------
Net revenues                              $26,866    $25,205    $ 1,661         6.6%
------------------------------------------------------------------------------------
Gross profit                                3,435      4,264       (829)      (19.4%)
------------------------------------------------------------------------------------
Gross margin                                 12.8%      16.9%
------------------------------------------------------------------------------------
Marketing and sales expenses                1,170        981        189        19.3%
------------------------------------------------------------------------------------
General and administrative expenses         3,260      2,165      1,095        50.6%
------------------------------------------------------------------------------------
Amortization expenses                         127        122          5         4.1%
------------------------------------------------------------------------------------
Research and development expenses             386         29        357    (1,231.0%)
------------------------------------------------------------------------------------
Net income (loss)                         $(1,962)   $   670    $(2,632)     (392.8%)
------------------------------------------------------------------------------------

                                                           Six Months Ended June 30
------------------------------------------------------------------------------------------------
                                        1999                     1998                   Change
------------------------------------------------------------------------------------------------
Net revenues                              100.0%                    100.0%                    --
------------------------------------------------------------------------------------------------
Direct costs                               87.2%                     83.1%                  4.1%
-------------------------------------------------------------------------------------------------
Gross profit                               12.8%                     16.9%                 (4.1%)
------------------------------------------------------------------------------------------------
Marketing and sales expenses                4.4%                      3.9%                  0.5%
------------------------------------------------------------------------------------------------
General and administrative expenses        12.1%                      8.6%                  3.5%
------------------------------------------------------------------------------------------------
Amortization expenses                       0.5%                      0.5%                  0.0%
------------------------------------------------------------------------------------------------
Research and development expenses           1.4%                      0.1%                  1.3%
------------------------------------------------------------------------------------------------
Net Income  (loss)                         (7.3%)                     2.7%                (10.0%)
------------------------------------------------------------------------------------------------

Liquidity and Capital Resources

     The Company's cash flows from continuing operations provided cash of $1,329,000 for the six months ended June 30, 1999. Discontinued operations used cash of $38,000 for the six months ended June 30, 1999. The Company's net working capital decreased to $872,000 during the six months ended June 30, 1999, from $2,224,000 at December 31, 1998.

     The Company's cash flows from investing activities used cash of $1,115,000 for the six months ended June 30, 1999 for capital expenditures, primarily for electronic patient record systems in connection with new contracts, digital dictation equipment and continued investment in software development of the Company's national transcription platform.

     Cash flows from financing activities provided $604,000 for the six months ended June 30, 1999, primarily from borrowings under the Company's working capital credit facility. The Company also used $179,000 for principal payments on long-term debt associated with prior acquisitions and $240,000 to pay preferred stock dividends.

     On April 3, 1997, the Company entered into a $5.0 million credit agreement with Coast Business Credit ("Coast"), an asset based lender (and a division of Southern Pacific Thrift and Loan Association). The agreement provides the Company with a $4.7 million working capital facility and a $300,000 capital expenditure facility secured by substantially all of the Company's assets. The working capital facility has been used to pay off the previous credit relationship with Silicon Valley Bank in full. These Coast facilities do not contain any financial covenants but contain restrictions from paying dividends and entering into financing arrangements without consent. Coast has consented to the payment of dividends related to the preferred stock and the master lease agreement and equipment loan facility discussed below.

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

     These facilities are priced at prime plus 2.25 percent declining to prime plus 1.75 percent upon two consecutive quarters of achievement and ongoing maintenance of a debt service coverage ratio of not less than 1.5 measured on an earnings before interest, taxes, and amortization ("ebita") basis. EBITA is used by Coast as an indicator of a company's ability to incur and service debt. EBITA should not be considered an alternative to operating income, net income, cash flows, or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance, or as a measure of liquidity. These facilities are secured by a first security interest on all Company assets. As of June 30, 1999, the capacity of the credit line based on the funding formula was $6,090,000 with $87,000 unused.

     On February 19, 1998, the Company signed a master lease agreement providing up to $5.0 million in lease financing with Information Leasing Corporation, a subsidiary of Provident Bank, Cincinnati, Ohio, at interest rates equal to Provident Bank prime rate plus 2 percent. Subject to a review of the underlying customer contract, the master lease agreement calls for equal monthly payments over the term of the lease, typically the life of the underlying contract, not to exceed five years. The facility is intended to provide financing for new electronic document management systems and transcription systems required for new contracts. There were no borrowings outstanding under this master lease agreement at June 30, 1999.

     On April 13, 1998, the Company signed a $10 million equipment loan facility with DVI Financial Services, Inc. This facility provides additional financing for electronic patient record systems and transcription systems required for new contracts. The facility calls for monthly payments which amortize the cost of the equipment over the life of the customer contract, not to exceed 60 months, at interest rates fixed at the time over the loan advance based on then current treasury bill rates. The total borrowings outstanding at June 30, 1999, were $540,000.

     The Company does not believe that its cash resources will be adequate to finance continuing operations, make capital investments in the normal and ordinary course of its business, fund the expenses of its civil litigation action against certain insurance carriers and fund its Year 2000 related capital investment requirements during 1999. The Company estimates its capital requirements for the remainder of 1999 to be between $1,500,000 and $3,000,000. Accordingly, on August 16, 1999, the Company received bridge financing of $1,500,000 predominantly from certain Directors of the Company in exchange for unsecured promissory notes, with interest at 10% per annum, which mature January 15, 2001. The Company has also engaged an investment banking firm to assist it in securing additional financing. Although there can be no assurances given that the Company will secure the additional financing needed for the remainder of 1999 and to repay the bridge financing, the Company plans to secure additional capital through a possible private placement of securities to accredited investors, some or all of whom may be related parties to the Company, or through the possible sale of certain of its operations. If the Company is unable to raise the additional capital required for the remainder of 1999, the Company would be required to adjust its business plans and operations accordingly.

Year 2000 Compliance

     The Company has performed an assessment of the year 2000 readiness of its operations and its corporate financial systems and is nearing the completion of its implementation plan to become year 2000 compliant.

     In 1998, the Company launched its national transcription platform, which is year 2000 compliant. The Company has installed the national transcription platform in substantially all of the Company's new contracts and is implementing its plan to convert its existing operations that are not already year 2000 compliant. The Company has invested approximately $400,000 in year 2000 compliant dictation and transcription systems to date. The Company expects additional investments of up to $1 million for the remainder of 1999 and to have its systems year 2000 compliant by November 30, 1999.

     The Company's Co-Sourcing operations and software systems are dependent upon the hospital's systems. The Company is continuing its process of accumulating written inquiries to its existing Co-Sourcing customers to determine their readiness and their plans to become year 2000 compliant and expects to complete its assessment by August 31, 1999. The majority of the Company's Co-Sourcing contracts require that the hospital provide certain services, including access to electronic information, in order for Transcend to provide the services that the Company is contractually obligated to supply. If such services are not provided by the hospital, the Company has the contractual ability to receive reimbursement from the hospital for any additional expenses incurred due to the inability of the hospital to provide a functional software system.

     Cascade's new software product is year 2000 compliant. The software for existing customers has been modified to be year 2000 compliant. Cascade plans to upgrade or convert all of its customers to be year 2000 compliant by October 31, 1999. The cost to be incurred for the upgrades is immaterial.

     The Company has upgraded its corporate financial systems and believes them to be year 2000 compliant.

     The Company is in the process of refining its contingency plans and expects to have alternative solutions available by November 30, 1999, if needed.

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

     For the six months ended June 30, 1999, the Company expensed approximately
$46,000 of legal expenses connected with the lawsuit.   Under the original
agreement with the Company's counsel of record in the Lawsuit, there was a cap on legal expenses and after December 1996, with respect to expenses incurred at the trial court level, the Company would only be responsible for out-of-pocket expenses and the payment to counsel of a percentage of any recovery of damages by the Company. However, in May 1997, the Company was notified that the partner principally responsible for the case was leaving the firm with which the Company contracted to handle the case. The Company has moved the representation to new counsel, which resulted in negotiation of a new fee arrangement requiring the Company to pay additional legal expenses incurred in connection with the appeal.

Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) The Company held its Annual Meeting of Stockholders on May 11, 1999. The following Directors were elected to serve until the next Annual Meeting of Stockholders or until their Successors are elected and qualified:

                                          VOTES       VOTES
                                           FOR       WITHHELD
                                        ----------   --------

          Donald L. Lucas               20,224,551    290,073
          Larry G. Gerdes               20,212,615    302,009
          George B. Caldwell            20,224,551    290,073
          Walter S. Huff, Jr.           20,215,311    299,313
          Charles E. Thoele             20,224,551    290,073
          B. Frederick Becker           20,224,651    289,973

The stockholders also ratified the appointment of Arthur Andersen, LLP as independent accountants for the Company for the year ending December 31, 1999 with 20,274,570 votes FOR, 195,883 votes AGAINST and 44,171 ABSTAINING.

Item 5.  Other Information.

     As stated in the Company's 1999 Proxy Statement, proposals by stockholders intended to be presented at the 2000 Transcend annual meeting (to be held in the Spring of 2000) must be forwarded in writing and received at the principal executive office of Transcend no later than December 11, 1999 directed to the attention of the Secretary, for consideration for inclusion in the Transcend's
proxy statement for the annual meeting of stockholders to be held in 2000.   Any
such proposals must comply in all respects with the rules and regulations of the Securities and Exchange Commission.

     In connection with the Company's Annual Meeting of Shareholders to be held in 2000, if the Company does not receive notice of a matter or proposal to be considered by February 24, 2000, then the persons appointed by the Board of Directors to act as the proxies for such Annual Meeting (named in the form of proxy) will be allowed to use their discretionary voting authority with respect to any such matter or proposal at the Annual Meeting, if such matter or proposal is properly raised at the Annual Meeting and put to a vote.

Item 6.  Exhibits and Reports on Form 8-K.

     The following exhibits are filed herewith:

               27     Financial Data Schedule 1999  (for SEC use only)

            Reports on Form 8-K:   There were no filings on Form 8-K during the
            -------------------
            quarter ended June 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                TRANSCEND SERVICES, INC.

August 13, 1999                 By: /s/ Larry G. Gerdes
                                    --------------------------------------
                                    Larry G. Gerdes,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



August 13, 1999                 By: /s/ Doug Shamon
                                    --------------------------------------
                                    Doug Shamon
                                    Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)