Form 10-Q/A
period 1999-06-30
TRANSCEND SERVICES INC
filed 1999-08-18
CIK 858452

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



     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999:



(List all such items, financial statements, exhibits or other portions amended)


                        PART  I.  FINANCIAL INFORMATION



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

================================================================================

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

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

  Net revenues for the Company increased from $12,831,000 for the three months ended June 30, 1998, to $13,297,000 for the three months ended June 30, 1999, an increase of 3.6 percent. Patient information management services ("Services") including medical record department management ("Co-Soucing"), transcription, and coding and compliance, accounted for 93 percent of the Company's net revenues for the three months ended June 30, 1999, and 99 percent of net revenues for the three months ended June 30, 1998. Co-Sourcing revenues decreased 18 percent year over year and represented 56 percent of Services revenues for the three months ended June 30, 1999, and 61 percent for the three months ended June 30, 1998. The decrease is primarily attributable to three contracts that converted to transcription services only contracts. Medical transcription revenues increased 11.1 percent year over year and represented 44 percent of Services revenues for the three months ended June 30, 1999, and 39 percent for the same period the prior year. The increase in transcription revenues resulted from new contracts, net of terminations. Coding and compliance revenues decreased 49.3 percent year over year and represented less than 1 percent of Services revenues in the three months ended June 30, 1999, and 1 percent in 1998.

  Patient information software revenues represented 6 percent of revenues for the three months ended June 30, 1999 and 1 percent of revenues for the three months ended June 30, 1998. Case management services accounted for 1 percent of total revenues for the three months ended June 30, 1999.

  Gross profit decreased 31.6 percent to $1,501,000 for the three months ended June 30, 1999, from $2,195,000 for the same three months in the prior year. Gross profit margins decreased to 11.3 percent for the three months ended June 30, 1999, from 17.1 percent for the same three months in the prior year. Services produced margins of 6.9 percent for the three months ended June 30, 1999, compared to 15.8 percent for the three months ended June 30, 1998. The year over year decline was attributable to start up losses in the Company's national transcription hub, unexpected telecommunication issues that impaired transcription services performance, and several Co-Sourcing sites that were failing to meet their contract performance deliverables and required additional resources resulting in lower gross profit margins. In addition, there were non-recurring charges of $50,000 from exit costs related to the termination of a Co-Sourcing contract. Software gross profit margins were 74.2 percent for the three months ended June 30, 1999, compared to 76.2 percent for the three months ended June 30, 1998. Case management gross profit margins were 5.5 percent for the three months ended June 30,1999.

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


                                           Three Months Ended June 30
-----------------------------------------------------------------------------------------------------
                                            1998           1998             Change          % Change
-----------------------------------------------------------------------------------------------------
Net revenues                               $13,297       $12,831          $   466              3.6%
-----------------------------------------------------------------------------------------------------
Gross profit                                 1,501         2,195             (694)           (31.6%)
-----------------------------------------------------------------------------------------------------
Gross margin                                  11.3%         17.1%
-----------------------------------------------------------------------------------------------------
Marketing and sales expenses                   619           502              117             23.3%
-----------------------------------------------------------------------------------------------------
General and administrative expenses          1,930         1,058              872             82.4%
-----------------------------------------------------------------------------------------------------
Amortization expenses                           64            50               14             28.0%
-----------------------------------------------------------------------------------------------------
Research and development expenses              192            29              163
-----------------------------------------------------------------------------------------------------
Net Income (loss)                          $(1,544)         $378          $(1,922)          (508.5%)
------------------------------------------------------------------------------------------------------

                                                       Three Months Ended June 30
------------------------------------------------------------------------------------------------------
                                              1999                       1998                Change
------------------------------------------------------------------------------------------------------
Net revenues                                 100.0%                     100.0%                  --
------------------------------------------------------------------------------------------------------
Direct costs                                  88.7%                      82.9%                 5.8%
------------------------------------------------------------------------------------------------------
Gross profit                                  11.3%                      17.1%                (5.8%)
------------------------------------------------------------------------------------------------------
Marketing and sales expenses                   4.7%                       3.9%                 0.8%
------------------------------------------------------------------------------------------------------
General and administrative expenses           14.5%                       8.2%                 6.3%
------------------------------------------------------------------------------------------------------
Amortization expenses                          0.5%                       0.4%                 0.1%
------------------------------------------------------------------------------------------------------
Research and development expenses              1.4%                       0.2%                 1.2%
------------------------------------------------------------------------------------------------------
Net Income  (loss)                           (11.6%)                      2.9%               (14.5%)
------------------------------------------------------------------------------------------------------

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




                                                                              Six Months Ended June 30
--------------------------------------------------------------------------------------------------------------------------
                                                               1999          1998                Change         % Change
--------------------------------------------------------------------------------------------------------------------------
Net revenues                                                 $26,866       $25,205              $ 1,661             6.6%
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                                   3,435         4,264                 (829)          (19.4%)
--------------------------------------------------------------------------------------------------------------------------
Gross margin                                                    12.8%         16.9%
--------------------------------------------------------------------------------------------------------------------------
Marketing and sales expenses                                   1,170           981                  189            19.3%
--------------------------------------------------------------------------------------------------------------------------
General and administrative expenses                            3,260         2,165                1,095            50.6%
--------------------------------------------------------------------------------------------------------------------------
Amortization expenses                                            127           122                    5             4.1%
--------------------------------------------------------------------------------------------------------------------------
Research and development expenses                                386            29                  357        (1,231.0%)
--------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                            $(1,962)      $   670              $(2,632)         (392.8%)
--------------------------------------------------------------------------------------------------------------------------

                                                                                   Six Months Ended June 30
--------------------------------------------------------------------------------------------------------------------------
                                                                        1999                    1998               Change
--------------------------------------------------------------------------------------------------------------------------
Net revenues                                                           100.0%                  100.0%                 --
--------------------------------------------------------------------------------------------------------------------------
Direct costs                                                            87.2%                   83.1%                4.1%
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                                            12.8%                   16.9%               (4.1%)
--------------------------------------------------------------------------------------------------------------------------
Marketing and sales expenses                                             4.4%                    3.9%                0.5%
--------------------------------------------------------------------------------------------------------------------------
General and administrative expenses                                     12.1%                    8.6%                3.5%
--------------------------------------------------------------------------------------------------------------------------
Amortization expenses                                                    0.5%                    0.5%                0.0%
--------------------------------------------------------------------------------------------------------------------------
Research and development expenses                                        1.4%                    0.1%                1.3%
--------------------------------------------------------------------------------------------------------------------------
Net Income (loss)                                                       (7.3%)                   2.7%              (10.0%)
--------------------------------------------------------------------------------------------------------------------------

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

  The Company does not believe that its cash resources are adequate to finance continuing operations, make capital investments in the normal and ordinary course of its business, fund the expenses of its civil litigation action against certain insurance carriers, and fund its year 2000 related capital investments during 1999. The Company estimates its capital requirements for the remainder of 1999 to be between $1,500,000 and $3,000,000. Accordingly, on August 16, 1999, the Company received bridge financing of $1,500,000 predominantly from certain Directors of the Company in exchange for unsecured promissory notes, with interest at 10% per annum, which mature January 15, 2000. The Company has also engaged an investment banking firm to assist it in securing additional financing. Although there can be no assurances given that the Company will secure the additional financing needed for the remainder of 1999 and to repay the bridge financing, the Company plans to secure additional capital through a possible private placement of securities to accredited investors, some or all of whom may be related parties to the Company, or through the possible sale of certain of its operations. If the Company is unable to raise the additional capital required for the remainder of 1999, the Company would be required to adjust its business plans and operations accordingly.


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

  The Company's Co-Sourcing operations and software systems are dependent upon the hospital's systems. The Company is continuing its process of accumulating inquiries to its existing Co-Sourcing customers to determine their readiness and their plans to become year 2000 compliant and expects to complete its assessment by August 31, 1999. The majority of the Company's Co-Sourcing contracts require that the hospital provide certain services, including access to electronic information, in order for Transcend to provide the services that the Company is contractually obligated to supply. If such services are not provided by the hospital, the Company has the contractual ability to receive reimbursement from the hospital for any additional expenses incurred due to the inability of the hospital to provide a functional software system.

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



                                TRANSCEND SERVICES, INC.



August 17, 1999                 By: /s/ Doug Shamon
                                    -----------------------------------
                                    Doug Shamon
                                    Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)