Form 10-Q
period 1999-09-30
TRANSCEND SERVICES INC
filed 1999-11-15
CIK 858452

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


               For the quarterly period ended September 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


      For the transition period from                  to
                                     ----------------    --------------

                        Commission File Number 0-18217


                           TRANSCEND SERVICES, INC.
            (Exact name of registrant as specified in its charter)


           Delaware                                              33-0378756
(State or other jurisdiction of                               (I.R.S Employer
 incorporation or organization)                              Identification No.)


        3353 Peachtree Road, N.E., Suite 1000, Atlanta, Georgia 30326
            (Address of principal executive offices and zip code)
      Registrant's telephone number, including area code: (404) 364-8000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

          Class                                 Outstanding at November 10, 1999
          -----                                 --------------------------------
Common Stock, $.01 par value                               22,093,153

================================================================================

                                     INDEX


                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         September 30, 1999 and December 31, 1998........................   3

         Consolidated Statements of Operations for the
         Three Months Ended and the Nine Months Ended
         September 30, 1999 and 1998.....................................   4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1999 and 1998...................   5

         Notes to Consolidated Financial Statements......................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................   8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk......  13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................  14

Item 5.  Other Information...............................................  15

Item 6.  Exhibits and Reports on Form 8-K................................  15

SIGNATURES...............................................................  16

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                           TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                         September 30, 1999        December 31, 1998
                                                                                         ------------------        -----------------
                                    ASSETS
Current assets:
Cash and cash equivalents                                                                   $      67,000            $    450,000
Accounts receivable, net of allowance for doubtful accounts
  of $872,000 in 1999 and $389,000 in 1998                                                      7,220,000               8,231,000
Prepaid expenses and other current assets                                                         781,000                 915,000
                                                                                            -------------            ------------
Total current assets                                                                            8,068,000               9,596,000
                                                                                            -------------            ------------

Property and equipment:
  Computer equipment                                                                            9,964,000               9,527,000
  Software development                                                                          2,517,000               1,862,000
  Furniture and fixtures                                                                          265,000                 217,000
                                                                                            -------------            ------------
  Property and equipment                                                                       12,746,000              11,606,000
  Accumulated depreciation                                                                     (5,740,000)             (4,304,000)
                                                                                            -------------            ------------
Property and equipment, net                                                                     7,006,000               7,302,000
Deposits and other assets                                                                         519,000                 482,000
Goodwill and other intangible assets:
  Goodwill and other intangible assets                                                          4,596,000               4,596,000
  Accumulated amortization                                                                     (2,050,000)             (1,731,000)
                                                                                            -------------            ------------
Goodwill and other intangible assets, net                                                       2,546,000               2,865,000
Net assets from discontinued operations                                                         2,692,000               2,726,000
                                                                                            -------------            ------------
Total assets                                                                                $  20,831,000            $ 22,971,000
                                                                                            =============            ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt                                                        $     423,000            $    458,000
Short-term Notes to Directors                                                                   1,500,000                       -
Accounts payable                                                                                2,328,000               2,657,000
Accrued compensation and benefits                                                               2,800,000               1,933,000
Other accrued liabilities                                                                       1,824,000               2,211,000
Deferred income taxes                                                                             113,000                 113,000
                                                                                            -------------            ------------
Total current liabilities                                                                       8,988,000               7,372,000

Long term debt, net of current maturities                                                       5,185,000               5,547,000
Deferred income taxes                                                                             539,000                 540,000
Convertible debentures                                                                          2,000,000               2,000,000
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized Series A convertible preferred stock, 212,800 shares issued at September 30,
  1999 and December 31, 1998                                                                       2,000                   2,000
Common Stock, $.01 par value; 30,000,000 shares authorized 22,093,000
  issued at September 30, 1999  and 21,500,000 at December 31, 1998                              221,000                 215,000
Additional paid-in capital                                                                    26,943,000              26,286,000
Subscription receivable, stockholder                                                            (620,000)                      -
Retained deficit                                                                             (22,427,000)            (18,991,000)
                                                                                            ------------            ------------
Total stockholders' equity                                                                     4,119,000               7,512,000
                                                                                            ------------            ------------
Total liabilities and stockholders' equity                                                  $ 20,831,000            $ 22,971,000
                                                                                            ============            ============
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended September 30,       Nine Months Ended September 30,
                                                       --------------------------------       -------------------------------
                                                            1999             1998                   1999           1998
                                                         -----------      -----------            -----------    -----------
Net revenues                                             $12,904,000      $14,030,000            $39,770,000    $39,235,000
Direct costs                                              11,539,000       11,685,000             34,970,000     32,627,000
                                                         -----------      -----------            -----------    -----------
     Gross profit                                          1,365,000        2,345,000              4,800,000      6,608,000

Marketing and sales expenses                                 593,000          585,000              1,763,000      1,566,000
General and administrative expenses                        1,418,000        1,187,000              4,678,000      3,352,000
Research and development expenses                            160,000          105,000                546,000        134,000
Amortization expenses                                         63,000           45,000                190,000        167,000
                                                         -----------      -----------            -----------    -----------
    Income (loss) from operations                           (869,000)         423,000             (2,377,000)     1,389,000
                                                         -----------      -----------            -----------    -----------

Other expense:
    Interest expense, net                                    217,000          170,000                625,000        375,000
    Other                                                          -                -                      -         60,000
                                                         -----------      -----------            -----------    -----------

Income (loss) before taxes and discontinued operations    (1,086,000)         253,000             (3,002,000)       954,000
Income taxes                                                       -                -                      -              -
                                                         -----------      -----------            -----------    -----------
Income (loss) before discontinued operations              (1,086,000)         253,000             (3,002,000)       954,000

Loss from discontinued operations                            (27,000)         (22,000)               (73,000)       (54,000)
                                                         -----------      -----------            -----------    -----------
Net income (loss)                                        $(1,113,000)     $   231,000            $(3,075,000)   $   900,000
                                                         ===========      ===========            ===========    ===========

Dividends on preferred stock                                 120,000          120,000                360,000        359,000
                                                         ===========      ===========            ===========    ===========
Net income (loss) to common stockholders                 $(1,233,000)     $   111,000            $(3,435,000)   $   541,000
                                                         ===========      ===========            ===========    ===========
Basic income (loss) per share:
    From continuing operations                           $     (0.05)     $      0.01            $     (0.15)   $      0.03
    From discontinued operations                               (0.01)           (0.00)                 (0.01)         (0.00)
                                                         ===========      ===========            ===========    ===========
Net income (loss)                                        $     (0.06)     $      0.01            $     (0.16)   $      0.03
                                                         ===========      ===========            ===========    ===========

Weighted average shares outstanding                       22,093,000       21,514,000             21,917,000     20,882,000
                                                         ===========      ===========            ===========    ===========
Diluted income (loss) per share
    From continuing operations                           $     (0.05)     $      0.01            $     (0.15)   $      0.03
    From discontinued operations                               (0.01)           (0.00)                 (0.01)         (0.00)
                                                         ===========      ===========            ===========    ===========
Net income (loss)                                        $     (0.06)     $      0.01            $     (0.16)   $      0.03
                                                         ===========      ===========            ===========    ===========

Weighted average shares outstanding                       22,093,000       21,643,000             21,917,000     20,978,000
                                                         ===========      ===========            ===========    ===========

---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                  ----------------------------------
                                                                                     1999                   1998
                                                                                  -----------            -----------
Cash flows from operating activities:
Net Income (Loss)                                                                 $(3,435,000)           $   541,000
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
     Depreciation and amortization                                                  1,799,000              1,254,000
     Loss related to discontinued operations                                           73,000                 54,000
     Preferred stock dividends                                                        360,000                359,000
Changes in assets and liabilities:
     Accounts receivable, net                                                       1,011,000             (3,375,000)
     Prepaid expenses                                                                 134,000               (402,000)
     Deposits and other assets                                                        (37,000)              (286,000)
     Accounts payable                                                                (329,000)             1,839,000
     Accrued liabilities                                                              601,000                384,000
                                                                                  -----------            -----------
     Total adjustments                                                              3,612,000               (173,000)
                                                                                  -----------            -----------
Net cash provided by (used in) continuing operations                                  177,000                368,000

Net cash used in discontinued operations                                              (37,000)              (111,000)
                                                                                  -----------            -----------
Net cash provided by (used in) operating activities                                   140,000                257,000
                                                                                  -----------            -----------
Cash flows from investing activities:
     Capital expenditures                                                          (1,706,000)            (4,327,000)
     Disposal of property                                                             400,000                      -
     Cash acquired from acquisitions                                                        -                 31,000
                                                                                  -----------            -----------
Net cash used in investing activities                                              (1,306,000)            (4,296,000)
                                                                                  -----------            -----------
Cash flows from financing activities:
     Repayments under line of credit agreement                                       (145,000)               (60,000)
     Borrowings from short-term debt                                                1,500,000                      -
     Borrowings from long-term debt                                                         -                917,000
     Principle payments on long-term debt                                            (255,000)              (188,000)
     Preferred stock dividends                                                       (360,000)              (359,000)
     Net Proceeds-stock options and other issuances                                    43,000                 26,000
                                                                                  -----------            -----------
Net cash provided by (used in) financing activities                                   783,000                336,000
                                                                                  -----------            -----------

Net increase (decrease) in cash and cash equivalents                                 (383,000)            (3,703,000)
Cash and cash equivalents, at beginning of period                                     450,000              5,541,000
                                                                                  -----------            -----------
Cash and cash equivalents at end of period                                        $    67,000            $ 1,838,000
                                                                                  ===========            ===========
Supplemental cash flow information:
Cash paid for interest expense                                                    $   662,000            $   439,000

--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 1999 and 1998
                                  (Unaudited)

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

(2) The Company has no components of comprehensive income (loss) other than net income (loss) for the nine-month periods ended September 30, 1999 and 1998.

(3) Segment Reporting

    The Company's identifiable business segments are patient information services, patient information software (Cascade), and case management services
(TCM). The table below sets forth the results (in thousands) of the identifiable business segments of the Company, such results do not reflect allocations for income taxes, interest expense, amortization expense, and corporate expense to the business segments.

                     For Three Months Ended September 30,

                                      PATIENT        PATIENT          CASE
                                    INFORMATION    INFORMATION     MANAGEMENT     SALES AND
(in thousands)                       SERVICES       SOFTWARE        SERVICES      CORPORATE     CONSOLIDATED
------------------------------------------------------------------------------------------------------------
REVENUES:
1999                                 $ 12,307        $ 454           $ 143            $ 0        $ 12,904
1998                                 $ 13,362        $ 668             $ 0            $ 0        $ 14,030
------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS):
1999                                    $ 201       $ (137)          $ (45)      $ (1,132)       $ (1,113)
1998                                    $ 969        $ 241             $ 0         $ (979)          $ 231
------------------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION:
1999                                    $ 389         $ 25             $ 5          $ 132           $ 551
1998                                    $ 287          $ 7             $ 0          $ 155           $ 449
------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES:
1999                                    $ 527         $ 39             $ 0           $ 25           $ 591
1998                                  $ 1,815        $ 126             $ 0          $ 176         $ 2,117

                                   For Nine Months Ended September 30,

                                      PATIENT        PATIENT          CASE
                                    INFORMATION    INFORMATION     MANAGEMENT     SALES AND
(in thousands)                       SERVICES       SOFTWARE        SERVICES      CORPORATE     CONSOLIDATED
------------------------------------------------------------------------------------------------------------
REVENUES:
1999                                 $ 37,414      $ 1,762           $ 594            $ 0        $ 39,770
1998                                 $ 38,137        $ 752           $ 346            $ 0        $ 39,235
------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS):
1999                                  $ 1,417         $ (6)          $ (36)      $ (4,450)       $ (3,075)
1998                                  $ 4,644        $ 216            $ 22       $ (3,982)          $ 900
------------------------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION:
1999                                  $ 1,123         $ 45            $ 13          $ 618         $ 1,799
1998                                    $ 767          $ 7             $ 4          $ 476         $ 1,254
------------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES:
1999                                  $ 1,374        $ 134             $ 0          $ 198         $ 1,706
1998                                  $ 3,796        $ 158             $ 0          $ 373         $ 4,327

(4) On March 23, 1999 the Company sold 500,000 unregistered shares of Transcend Common Stock to certain executive officers at the then current market value. In connection with the sales, the executive officers issued promissory notes to the Company totaling $620,000. The issuances of the promissory notes were non-cash transactions.

(5) On August 16, 1999, the Company received bridge financing of $1,500,000 predominantly from certain Directors of the Company in exchange for unsecured promissory notes, with interest at 10% per annum, which mature January 15, 2000. (See "Liquidity and Capital Resources" of Item 2.)

(6) Net income (loss) per share is computed in accordance with SFAS No. 128 "Earnings per Share." Basic and diluted net loss per share are the same in the three and nine month periods ended September 30, 1999 because the Company's potentially dilutive securities are antidilutive in such periods. A reconciliation of basic net income per share and diluted net income per share for the three and nine months ended September 30, 1998 is as follows:

                                                             Three Months Ended       Nine Months Ended
                                                             September 30,1998        September 30,1998
                                                             ------------------       -----------------
INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS                    $   253,000              $   954,000

LOSS FROM DISCONTINUED OPERATIONS                                   (22,000)                 (54,000)
                                                                -----------              -----------

NET INCOME (LOSS)                                               $   231,000              $   900,000
                                                                ===========              ===========

DIVIDENDS ON PREFERRED STOCK                                        120,000                  359,000

NET INCOME (LOSS) TO COMMON STOCKHOLDERS                        $   111,000              $   541,000
                                                                ===========              ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       21,514,000               20,882,000
                                                                ===========              ===========
BASIC INCOME (LOSS) PER SHARE:
  FROM CONTINUING OPERATIONS                                    $      0.01              $      0.03
  FROM DISCONTINUED OPERATIONS                                  $     (0.00)             $      0.00
                                                                -----------              -----------
 NET INCOME (LOSS) PER SHARE                                    $      0.01              $      0.03
                                                                ===========              ===========
WEIGHTED AVERAGE SHARES:
  BASIC                                                          21,514,000               20,882,000
  STOCK OPTIONS                                                     129,000                   96,000
                                                                -----------              -----------
 TOTAL DILUTED SHARES                                            21,643,000               20,978,000
                                                                ===========              ===========
DILUTED INCOME (LOSS) PER SHARE:
  FROM CONTINUING OPERATIONS                                    $      0.01              $      0.03
  FROM DISCONTINUED OPERATIONS                                  $     (0.00)             $      0.00
                                                                -----------              -----------
NET INCOME (LOSS)                                               $      0.01              $      0.03
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

Overview

   Transcend Services, Inc. (the "Company"), and its wholly-owned subsidiary, Cascade Health Information Software, Inc. ("Cascade"), provide patient information management solutions to hospitals and other associated health care providers. These solutions include medical records department management ("Co-Sourcing"), transcription of physicians' dictated medical notes, remote coding ("CodeRemote") and compliance services, and state-of-the-art software for the management of patient information. The Company's wholly-owned subsidiary, Transcend Case Management, Inc. ("TCM"), also provides case management services to insurance carriers, third party benefit administrators, and self-insured employers.

   On November 10, 1999, the Company announced plans to restructure its business, sell certain operations and focus on medical transcription and coding services. The Company also announced a letter of intent to sell approximately 25% of its medical transcription business. (See "Liquidity and Capital Resources" of Item 2.)

Results of Operations

   Results of operations include the consolidated results of Transcend Services, Inc. and its subsidiaries. Consolidated results do not include Cascade prior to its June 1, 1998 acquisition, as the amounts were immaterial.

Three Months Ended September 30, 1999 Compared to
Three Months Ended September 30, 1998

   Net revenues for the Company decreased from $14,030,000 for the three months ended September 30, 1998, to $12,904,000 for the three months ended September 30, 1999, a decrease of 8 PERCENT. Patient information management services ("Services") including medical record department management, transcription, and remote coding and compliance, accounted for 95 PERCENT of the Company's net revenues for the three months ended September 30, 1999 and 1998. Co-Sourcing revenues decreased 13 PERCENT year over year and represented 54 PERCENT of Services revenues for the three months ended September 30, 1999, and 60 PERCENT for the three months ended September 30, 1998. The decrease is primarily attributable to three contracts that converted to transcription services only contracts and one terminated contract. Medical transcription revenues increased
1.7 PERCENT year over year and represented 45 PERCENT of Services revenues for the three months ended September 30, 1999, and 39 PERCENT for the same period the prior year. The increase in transcription revenues resulted primarily from new contracts, net of terminations. Remote Coding and compliance revenues increased 67.1 PERCENT year over year and represented 1 PERCENT of Services revenues in the three months ended September 30, 1999, and 1 PERCENT in 1998. The increase in coding and compliance revenues resulted from new sales in CodeRemote, which began operations in April 1999.

   Patient information software accounted for 4 PERCENT of revenues for the three months ended September 30, 1999 and 5 PERCENT of revenues for the three months ended September 30, 1998. Case management services accounted for 1 PERCENT of total revenues for the three months ended September 30, 1999.

   Gross profit decreased 41.8 PERCENT to $1,365,000 for the three months ended September 30, 1999, from $2,345,000 for the same three months in the prior year. Gross profit margins decreased to 10.6 PERCENT for the three months ended September 30, 1999, from 16.7 PERCENT for the same three months in the prior year. Services produced gross profit margins of 9 PERCENT for the three months ended September 30, 1999, compared to 13.3 PERCENT for the three months ended September 30, 1998. The year over year decline in gross profit margins was attributable to start up losses in the Company's national transcription hub and increased costs in several Co-Sourcing sites that were failing to meet their contract performance deliverables and required additional resources. Software gross profit margins were 60.1 PERCENT for the three months ended September 30, 1999, compared to 84.7 PERCENT for the three months ended September 30, 1998. The year over year decline is due to a higher percentage of Cascade's total revenue coming from software support rather than software sales. Software support contributes lower gross profit margins. Case management gross profit margins were -11.2 PERCENT for the three months ended September 30,1999.

   Marketing and sales expenses increased slightly to $593,000 for the three months ended September 30, 1999, from $585,000 for the same three months in the prior year and as a percentage of revenues was 4.6 PERCENT for the three months ended September 30, 1999 compared to 4.2 PERCENT for the three months ended September 30, 1998. The three months ended September 30, 1999, included write-offs of unearned draws, higher trade show expenses, and additional personnel for Cascade.

   General and administrative expenses of $1,418,000 for the three months ended September 30, 1999, increased 19.5 PERCENT over the $1,187,000 expended in the same prior year period. The increase in general and administrative expenses year over year is attributable to additional personnel.

   Amortization expenses increased to $63,000, for the three months ended September 30, 1999, from $45,000 for the three months ended September 30, 1998.

   Net interest expense increased to $217,000 for the three months ended September 30, 1999, as compared to $170,000 for the three months ended September 30, 1998, primarily due to increased borrowings.

   The Company reported losses before discontinued operations of $1,086,000 for the three months ended September 30, 1999, compared to income of $253,000 for the same three months in 1998. The year over year decline was attributable to start up losses in the Company's national transcription hub, several Co-Sourcing sites that were failing to meet their contract performance deliverables and required additional resources resulting in lower profit margins, and the ramp-up of sales, general, and administrative expenses in Cascade.

   The loss from discontinued operations increased slightly to $27,000 for the three months ended September 30, 1999, from $22,000 for the three months ended September 30, 1998, representing charges for legal fees incurred in connection with the Company's civil lawsuit against certain insurance companies in the state of California discussed in item 1 of part II of this report.

-----------------------------------------------------------------------------------------------
                                                      Three Months Ended September 30,
-----------------------------------------------------------------------------------------------
                                                  1999       1998         Change       % Change
-----------------------------------------------------------------------------------------------
Net revenues                                    $12,904     $14,030       $(1,126)       (8.0%)
-----------------------------------------------------------------------------------------------
Gross profit                                      1,365       2,345          (980)      (41.8%)
-----------------------------------------------------------------------------------------------
Gross margin                                       10.6%       16.7%
-----------------------------------------------------------------------------------------------
Marketing and sales expenses                        593         585             8         1.4%
-----------------------------------------------------------------------------------------------
General and administrative expenses               1,418       1,187           231        19.5%
-----------------------------------------------------------------------------------------------
Amortization expenses                                63          45            18        40.0%
-----------------------------------------------------------------------------------------------
Research and development expenses                   160         105            55        52.4%
-----------------------------------------------------------------------------------------------
Net Income (loss)                               $(1,113)       $231       $(1,344)     (581.8%)
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
                                                           Three Months Ended September 30,
-----------------------------------------------------------------------------------------------
                                                        1999             1998            Change
-----------------------------------------------------------------------------------------------
Net revenues                                           100.0%            100.0%            --
-----------------------------------------------------------------------------------------------
Direct costs                                            89.4%             83.3%           6.1%
-----------------------------------------------------------------------------------------------
Gross profit                                            10.6%             16.7%          (6.1%)
-----------------------------------------------------------------------------------------------
Marketing and sales expenses                             4.6%              4.2%           0.4%
-----------------------------------------------------------------------------------------------
General and administrative expenses                     11.0%              8.5%           2.5%
-----------------------------------------------------------------------------------------------
Amortization expenses                                    0.5%              0.3%           0.2%
-----------------------------------------------------------------------------------------------
Research and development expenses                        1.2%              0.7%           0.5%
-----------------------------------------------------------------------------------------------
Net Income  (loss)                                      (8.6%)             1.6%         (10.3%)
-----------------------------------------------------------------------------------------------

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

   Net revenues for the Company increased from $39,235,000 for the nine months ended September 30, 1998, to $39,770,000 for the nine months ended September 30, 1999, an increase of 1.4 PERCENT. Patient information management services ("Services") including medical record department management, transcription, coding and compliance, and systems implementation, accounted for 94 PERCENT of the Company's net revenues for the nine months ended September 30, 1999, and 97 PERCENT of net revenues for the nine months ended September 30, 1998. Co-Sourcing revenues decreased 5.2 PERCENT year over year and represented 55 PERCENT of Services revenues for the nine months ended September 30, 1999, and 59 PERCENT for the nine months ended September 30, 1998. The reduced revenues are a result of a reduction in the number of Co-Sourcing contracts. Medical transcription revenues increased 7.6 PERCENT year over year and represented 44 PERCENT of Services revenues for the nine months ended September 30, 1999, and 40 PERCENT for the same period the prior year. The increase in transcription revenues resulted primarily from new contracts, net of terminations. Remote coding and compliance revenues increased 14.6 PERCENT year over year and represented 1 PERCENT of Services revenues in the nine months ended September 30, 1999, and 1 PERCENT in 1998. The increase in coding and compliance revenues resulted from new sales in CodeRemote, which began operations in April 1999.

   Patient information software accounted for 4 PERCENT of revenues for the nine months ended September 30, 1999 and 2 PERCENT of revenues for the nine months ended September 30, 1998 after being acquired in June 1998. Case management services accounted for 2 PERCENT of total revenues for the nine months ended September 30, 1999 and 1 PERCENT for the nine months ended September 30, 1998.

   Gross profit decreased 27.4 PERCENT to $4,800,000 for the nine months ended September 30, 1999, from $6,608,000 for the same nine months in the prior year. Gross profit margins decreased to 12.1 PERCENT for the nine months ended September 30, 1999, from 16.8 PERCENT for the same nine months in the prior year. Services produced margins of 9.5 PERCENT for the nine months ended September 30, 1999, compared to 15.4 PERCENT for the nine months ended September 30, 1998. The year over year decline in gross profit margin was attributable to start up losses in the Company's national transcription hub, unexpected telecommunication issues that impaired transcription services performance, and increased costs in several Co-Sourcing sites that were failing to meet their contract performance deliverables and required additional resources. Patient information software gross profit margins were 70.3 PERCENT for the nine months ended September 30, 1999, compared to 83.6 PERCENT for the nine months ended September 30, 1998. Case management gross profit margins were 1.9 PERCENT for the nine months ended September 30,1999 and 25.4 PERCENT for the nine months ended September 30,1998.

   Marketing and sales expenses increased 12.6 PERCENT to $1,763,000 for the nine months ended September 30, 1999, from $1,566,000 for the same nine months in the prior year and as a percentage of revenues was 4.4 PERCENT for the nine months ended September 30, 1999 and 4.0 PERCENT for the nine months ended September 30, 1998. The year over year increase in marketing and sales expenses is the result of the acquisition of Cascade.

   General and administrative expenses of $4,678,000 for the nine months ended September 30, 1999, increased 39.6 PERCENT over the $3,352,000 expended in the same prior year period. The increase in general and administrative expenses year over year is attributable to the acquisition of Cascade, an increase of approximately $200,000 in health benefit claims reserves, and a non-recurring adjustment of $500,000 made to the receivables reserve due to the bankruptcy filing of a former Co-Sourcing client.

   Amortization expenses increased to $190,000, for the nine months ended September 30, 1999, from $167,000 for the nine months ended September 30, 1998.

   Net interest expense increased to $625,000 for the nine months ended September 30, 1999, as compared to $375,000 for the nine months ended September 30, 1998, primarily due to increased borrowings.

   The Company reported losses before discontinued operations of $3,002,000 for the nine months ended September 30, 1999, compared to income of $954,000 for the same nine months in 1998. The year over year decline was attributable to start up losses in the Company's national transcription hub, unexpected telecommunication issues that impaired transcription services performance, and increased costs in several Co-Sourcing sites that were failing to meet their contract performance deliverables and required additional resources. In addition, there were non-recurring charges of $750,000, including $500,000 in accounts receivable reserves due to the recent bankruptcy filing of a former client, $200,000 in health benefit claims reserves, and $50,000 in exit costs related to the termination of a Co-Sourcing contract.

   The loss from discontinued operations increased to $73,000 for the nine months ended September 30, 1999, from $54,000 for the nine months ended September 30, 1998, representing charges for legal fees incurred in connection with the Company's civil lawsuit against certain insurance companies in the state of California discussed in item 1 of part II of this report.

-----------------------------------------------------------------------------------------------
                                                      Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------
                                                  1999       1998        Change       % Change
-----------------------------------------------------------------------------------------------
Net revenues                                    $39,770    $39,235           $535         1.4%
-----------------------------------------------------------------------------------------------
Gross profit                                      4,800      6,608         (1,808)      (27.4%)
-----------------------------------------------------------------------------------------------
Gross margin                                       12.1%      16.8%
-----------------------------------------------------------------------------------------------
Marketing and sales expenses                      1,763      1,566            197        12.6%
-----------------------------------------------------------------------------------------------
General and administrative expenses               4,678      3,352          1,326        39.6%
-----------------------------------------------------------------------------------------------
Amortization expenses                               190        167             23        13.8%
-----------------------------------------------------------------------------------------------
Research and development expenses                   546        134            412       307.5%
-----------------------------------------------------------------------------------------------
Net Income (loss)                               $(3,075)      $900        $(3,975)     (441.7%)
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
                                                        Nine Months Ended September 30,
-----------------------------------------------------------------------------------------------
                                                        1999              1998          Change
-----------------------------------------------------------------------------------------------
Net revenues                                           100.0%            100.0%            --
-----------------------------------------------------------------------------------------------
Direct costs                                            87.9%             83.2%           4.7%
-----------------------------------------------------------------------------------------------
Gross profit                                            12.1%             16.8%          (4.7%)
-----------------------------------------------------------------------------------------------
Marketing and sales expenses                             4.4%              4.0%           0.4%
-----------------------------------------------------------------------------------------------
General and administrative expenses                     11.8%              8.5%           3.3%
-----------------------------------------------------------------------------------------------
Amortization expenses                                    0.5%              0.4%           0.1%
-----------------------------------------------------------------------------------------------
Research and development expenses                        1.4%              0.3%           1.1%
-----------------------------------------------------------------------------------------------
Net Income (loss)                                       (7.7%)             2.3%         (10.0%)
-----------------------------------------------------------------------------------------------

Liquidity and Capital Resources

    The Company's cash flows from continuing operations provided cash of $177,000 for the nine months ended September 30, 1999. Discontinued operations used cash of $37,000 for the nine months ended September 30, 1999. The Company's net working capital was ($920,000) during the nine months ended September 30, 1999 compared to $2,224,000 at December 31, 1998.

   The Company's cash flows from investing activities used cash of $1,306,000 for the nine months ended September 30, 1999 for capital expenditures, primarily for electronic patient record systems in connection with new contracts, digital dictation equipment and continued investment in software development of the Company's national transcription platform.

   Cash flows from financing activities provided $783,000 for the nine months ended September 30, 1999, primarily from the $1,500,000 in short-term notes to Directors. The Company also used $255,000 for principal payments on long-term debt associated with prior acquisitions and $240,000 to pay preferred stock dividends. The Company is one quarter in arrears on preferred stock dividends.

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

   These facilities are priced at prime plus 2.25 PERCENT declining to prime plus 1.75 PERCENT upon two consecutive quarters of achievement and ongoing maintenance of a debt service coverage ratio of not less than 1.5 measured on an earnings before interest, taxes, and amortization ("EBITA") basis. EBITA is used by Coast as an indicator of a company's ability to incur and service debt. EBITA should not be considered an alternative to operating income, net income, cash flows, or any other measure of performance as determined in accordance with generally accepted accounting principles, as an indicator of operating performance, or as a measure of liquidity. These facilities are secured by a first security interest on all Company assets. As of September 30, 1999, the capacity of the credit line based on the funding formula was $5,596,000 with $535,000 unused. There has been a reduction in borrowing capacity due to contract terminations.

   On February 19, 1998, the Company signed a master lease agreement providing up to $5.0 MILLION in lease financing with Information Leasing Corporation, a subsidiary of Provident Bank, Cincinnati, Ohio, at interest rates equal to Provident Bank prime rate plus 2 PERCENT. Subject to a review of the underlying customer contract, the master lease agreement calls for equal monthly payments over the term of the lease, typically the life of the underlying contract, not to exceed five years. The facility is intended to provide financing for new electronic document management systems and transcription systems required for new contracts. There were no borrowings outstanding under this master lease agreement at September 30, 1999.

   On April 13, 1998, the Company signed a $10 MILLION equipment loan facility with DVI Financial Services, Inc. This facility provides additional financing for electronic patient record systems and transcription systems required for new contracts. The facility calls for monthly payments which amortize the cost of the equipment over the life of the customer contract, not to exceed 60 months, at interest rates fixed at the time over the loan advance based on then current treasury bill rates. The total borrowings outstanding at September 30, 1999, were $487,000.

   In August 1999, certain directors and accredited investors of the Company loaned an aggregate of $1.5 million to the Company for the purpose of interim financing. The unsecured promissory notes mature January 15, 2000 and bear interest at the rate of 10% per annum. On November 10, 1999, the Company executed an agreement with these directors and investors providing that at the option of the Company, the promissory notes may be converted at any time prior to the maturity date of January 15, 2000 to a new class of redeemable convertible preferred stock. The preferred stock, if issued, will not pay any dividends, but will be redeemable by the Company at face value plus a redemption premium and will have voting rights with the common stockholders equal to the number of shares of common stock into which the preferred stock may be converted from time to time. The preferred stock, if issued, will be convertible to common stock at a price equal to the greater of (i) the average closing bid price for the five trading days preceding the date of issuance of preferred stock or (ii) the closing bid price on the day preceding the issuance of the preferred stock.

   On October 29, 1999, the Company secured a loan of $600,000 from Bank of America to provide capital for continuing operations. The loan bears an interest rate of prime minus .5%, matures on April 30, 2000, and is guaranteed by certain Directors who received no compensation for their guarantee.

   On November 10, 1999, the Company executed a letter of intent for the sale of certain medical records management contracts of the Company to a qualified buyer ("Buyer"). In consideration of the proposed sale, the Company will receive an initial price of $675,000 in cash to the Company, which approximates 50% of the current annualized revenues for the contracts. In addition, the Company will receive an amount equal to 50% of the revenues generated under the contracts during the period from November 1, 1999 to October 31, 2001, less the initial payment price of $675,000 (the "Earn Out"). The initial payment to the Company for the Earn Out will occur on December 31, 2001 for revenues actually collected as of that date and additional payments will be made for revenues collected thereafter at the end of each month in which the revenues are collected. In no event shall the Earn Out exceed an additional $675,000 over the initial sale price. The Company will be required to enter into a five-year non-competition and non-solicitation agreement with Buyer respecting the contracts sold.

   Also on November 10, 1999, the Company executed a letter of intent with Buyer for the sale of the assets of its transcription operations located in Salt Lake City, Pittsburgh and Boston ("Target Offices"). The purchase price of the assets will be an amount equal to 5.5 times EBITDA (earnings before interest, taxes, depreciation and amortization) applicable to the Target Offices. The purchase price is expected to range between $6.5 million and $7.0 million. A cash payment equal to 95% of the purchase price will be payable at closing with 5% of the purchase price to be held in escrow. Buyer will place $750,000 in escrow as earnest money pending the execution of a definitive agreement for the purchase and sale of the assets. As a condition to the transaction, the Company will be required to execute a three-year non-competition and non-solicitation agreement with Buyer generally restricting it from competing with Buyer in the territories covered by the Target Offices.

   The agreements in principle are subject to the negotiation and execution of definitive agreements. Buyer will not assume any liabilities in connection with the above-referenced proposed purchases other than certain specific operating liabilities and liabilities arising after closing. The Company expects to proceed promptly to the negotiation and execution of definitive agreements, but in any event prior to December 31, 1999.

   The Company believes that upon the completion of the financing activities discussed above combined with cash flows from operations there will be adequate cash resources to finance continuing operations, make capital investments in the normal and ordinary course of its business, fund the expenses of its civil litigation action against certain insurance carriers, fund the remainder of its year 2000 related capital investments, and substantially reduce its outstanding debt.

Year 2000 Compliance

   The Company has performed an assessment of the year 2000 readiness of its operations and its corporate financial systems and is nearing the completion of its implementation plan to become year 2000 compliant.

   In 1998, the Company launched its national transcription platform, which is year 2000 compliant. The Company has installed the national transcription platform in substantially all of the Company's new contracts and is implementing its plan to convert its existing operations that are not already year 2000 compliant. The Company has invested approximately $700,000 in year 2000 compliant dictation and transcription systems to date. The Company expects additional investments of up to $200,000 for the remainder of 1999 and to have its systems year 2000 compliant before December 31, 1999.

   The Company's Co-Sourcing operations and software systems are dependent upon the hospital's systems. The Company has completed accumulating inquiries to its existing Co-Sourcing customers to determine their readiness and their plans to become year 2000 compliant. Based on the inquiries the Company believes the majority of is existing Co-Sourcing customers to be year 2000 compliant. For those customers where issues were identified, actions are being taken to make these customers year 2000 compliant. The Company expects to complete this process by December 15, 1999. The majority of the Company's Co-Sourcing contracts require that the hospital provide certain services, including access to electronic information, in order for Transcend to provide the services that the Company is contractually obligated to supply. If such services are not provided by the hospital, the Company has the contractual ability to receive reimbursement from the hospital for any additional expenses incurred due to the inability of the hospital to provide a functional software system.

   Cascade's new software product is year 2000 compliant. The software for existing customers has been modified to be year 2000 compliant. Cascade has upgraded or converted all of its customers to be year 2000 compliant as of October 31, 1999. The cost to be incurred for the upgrades is immaterial.

   The Company has upgraded its corporate financial systems and believes them to be year 2000 compliant.

   The Company is in the process of refining its contingency plans and expects to have alternative solutions available to "work around" year 2000 systems issues, if needed.


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

   For the nine months ended September 30, 1999, the Company expensed approximately $73,000 of legal expenses connected with the lawsuit. Under the original agreement with the Company's counsel of record in the Lawsuit, there was a cap on legal expenses and after December 1996, with respect to expenses incurred at the trial court level, the Company would only be responsible for out-of-pocket expenses and the payment to counsel of a percentage of any recovery of damages by the Company. However, in May 1997, the Company was notified that the partner principally responsible for the case was leaving the firm with which the Company contracted to handle the case. The Company has moved the representation to new counsel, which resulted in negotiation of a new fee arrangement requiring the Company to pay additional legal expenses incurred in connection with the appeal.

   On June 18, 1999, Paul and Linda Greiner (the "Greiners") filed a demand for Arbitration with the American Arbitration Association, seeking unspecified amounts of compensatory damages, punitive damages, interest, arbitration costs, and attorney's fees, based on unspecified theories of fraud, fraudulent inducement to contract, and breach of contract. The demand alleges that the Company misrepresented reasons for delays in completing a registration statement filed with the Securities and Exchange Commission on Form S-3 on May 31, 1996, resulting in the Greiners inability to quickly sell the unregistered shares obtained when they sold their business to the Company on June 19, 1996.

   The Company believes it has meritorious defenses to these claims. However, there can be no assurance that the Company will be successful defending these claims.


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

Item 6. Exhibits and Reports on Form 8-K.

   The following exhibits are filed herewith:

              27          Financial Data Schedule 1999  (for SEC use only)

        Reports on Form 8-K: There were no filings on Form 8-K during
        -------------------
        the quarter ended September 30, 1999.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       TRANSCEND SERVICES, INC.


November 11, 1999                      By: /s/ Larry G. Gerdes
                                           -------------------------------------
                                       Larry G. Gerdes,
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


November 11, 1999                      By: /s/ Doug Shamon
                                           -------------------------------------
                                       Doug Shamon
                                       Executive Vice President,
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)