Form 10-K
period 1999-12-31
TRANSCEND SERVICES INC
filed 2000-03-30
CIK 858452

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                                    MARK ONE
(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934


                  For the fiscal year ended December 31, 1999
                                       or

    (   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


               For the transition period from                 to
                         Commission File Number 0-18217

                            TRANSCEND SERVICES, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                           33-0378756
  (State or other jurisdiction of incorporation)               (IRS Employer
                                                            Identification No.)

         3353 Peachtree Road, N.E., Suite 1000, Atlanta, Georgia  30326
             (Address of principal executive offices and zip code)

                                 (404) 836-8000
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.05 par value
                                (Title of Class)

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

    Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed using the last sale price as reported for the Registrant's common stock on March 15, 2000 was $20,817,395
Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

            Class                          Outstanding at March 15, 2000
            -----

     Common Stock, $.05 par value                     4,325,243
                                                  -------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's proxy statement to be filed in connection with the
                 2000 Annual Meeting of Stockholders to be held
  May 9, 2000, are incorporated by reference herein in response to Part III of this report.

                            TRANSCEND SERVICES, INC.

                                   FORM 10-K

                                     INDEX
PART  I ....................................................................................  3
  ITEM 1.  BUSINESS.........................................................................  3
  ITEM 2.  PROPERTIES.......................................................................  8
  ITEM 3.  LEGAL PROCEEDINGS................................................................  9
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................  9
PART  II ................................................................................... 10
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS........... 10
  ITEM 6.  SELECTED FINANCIAL DATA.......................................................... 11
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.............................................. 12
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................................... 17
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE....................................................................... 31
PART  III .................................................................................. 32
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............................... 32
  ITEM 11. EXECUTIVE COMPENSATION........................................................... 32
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT................... 32
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................................... 32
PART IV .................................................................................... 32
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.................. 32

SIGNATURES ................................................................................. 35

                                     PART I

ITEM 1. BUSINESS

  Certain statements contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, economic conditions, competition and other uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission.


GENERAL

  Transcend Services, Inc. ("the Company" or "Transcend") delivers patient information services to the healthcare industry. Powered by its web-based voice and data distribution technology, the Company's home-based medical transcription professionals document patient care by converting physicians' voice recordings into electronic medical record documents. The Company currently distributes electronic patient documents to over 25,000 physicians, of which over 3,000 are active transcribers. The Company's new remote coding service ("CodeRemote"), helps healthcare providers improve their cash flow and reduce their risk by improving coding accuracy and reducing their billing cycle. The Company's facility management service ("Co-Sourcing") provides on-site management of medical records operations to hospitals. The Company's subsidiary, Cascade Health Information Software, Inc. ("Cascade"), provides state-of-the-art software for the coding and abstracting of patient medical records. The Company has announced plans to sell Cascade and focus its operations on medical transcription and coding services.

  The market for patient information services is sizable. Management estimates the total market potential exceeds $5 billion in medical transcription and $1 billion in medical coding. While competition is significant with over 1,000 transcription services companies nationally, the Company believes it is among the six largest transcription service providers and one of only several national companies that operates on a single internet-based technology. Competition for medical coding services is also significant. Competition traditionally has been from local and national companies who provide on-site coding services.
Recently, CodeRemote and several of its competitors began offering off-site coding services. The Company believes it is the only national company that offers both transcription and coding services to hospitals.

  Government regulation, managed care, and labor resource constraints are shaping new opportunities for the Company and other healthcare service providers. Breakthroughs in telecommunications technologies and the growing acceptance of the Internet are enabling home-based professionals to provide more and more services to meet the needs of healthcare. New applications such as voice recognition and digital imaging are also emerging that create increased productivity, capacity, and quality. As a result, specialized health care services companies like Transcend Services, Inc. are leveraging technology thereby increasing value to healthcare providers.


INDUSTRY OVERVIEW

          The healthcare industry continues to undergo rapid change. Government regulation and managed care have increased focus on quality of care, billing compliance, and patient privacy. Healthcare providers have come under increased scrutiny from regulators and third-party payors. Reimbursement pressures from managed-care growth have fueled industry consolidation and the formation of various forms of healthcare integration from integrated delivery networks to managed service organizations. Documentation requirements have significantly increased resulting in increases in dictation and transcription of medical notes. As a result of breakthroughs in technology, telecommunications, the growing acceptance of the Internet, and new applications such as digital imaging systems and voice recognition systems, health care providers are relying on new technologies and outsourcing to help them be competitive.

  Advances in telecommunications, Internet technologies, and voice recognition capabilities are emerging, thereby creating opportunities to apply these technological advances to outsource various medical record functions, including medical transcription and coding. These technologies enable digital movement of voice, images, and data, allowing for cost effective off-site completion of medical record functions. The ability to process off-site allows for faster turnaround times, increased availability of scarce skilled professionals, improved quality, and lower costs.


HISTORY OF THE COMPANY

  The Company was incorporated in California in 1976 and was reorganized as a Delaware corporation in 1988. On January 10, 1995, the Company, formerly known as TriCare, Inc., acquired Transcend Services, Inc., then a Georgia corporation, by the merger of Transcend Services, Inc. into First Western Health Corporation ("First Western"), a subsidiary of the Company (the "Merger"). On May 31, 1995, Transcend Services, Inc. and Veritas Healthcare Management ("Veritas"), another subsidiary of the Company, merged into the Company, whose name was then changed to Transcend Services, Inc. The Merger was treated for financial accounting purposes as the acquisition of TriCare, Inc. by Transcend Services, Inc. The historical financial statements of the former Transcend Services, Inc. have become the financial statements of the Company and include the businesses of both companies as of the effective date of the Merger.

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

  On March 16, 1998, Transcend sold the net assets of Transcend Case Management, Inc., its wholly-owned subsidiary, to TCM Services, Inc., a wholly-owned subsidiary of CORE, Inc. ("CORE"), a publically trade company. On December 23, 1998, the Company re-acquired TCM from CORE and filed an arbitration claim against CORE after learning of CORE's intent to discontinue the business. In February 2000, an arbitrator ruled that CORE breached its purchase contract with Transcend and ordered CORE to compensate Transcend for damages. The arbitration decision calls for Transcend and CORE to attempt to return, or otherwise dispose of the assets of TCM.

  On June 1, 1998, Transcend completed the acquisition of Health Care Information Systems, Inc. ("HCIS"). The acquisition was accounted for under the pooling of interest method of accounting. Transcend has merged HCIS into a newly formed wholly-owned subsidiary, Cascade Health Information Software , Inc. ("Cascade"), the product name formerly used by HCIS which is widely recognized in the industry.

  On November 11, 1999, the Company's Board of Directors approved management's plan to restructure the business to focus on medical transcription using the Company's internet-based transcription technology and CodeRemote, the Company's remote coding service. In November and December 1999, the Company sold its Utah and Northeast-based transcription operations and certain of its transcription contracts that did not operate using the Company's transcription technology.

BUSINESS STRATEGY

  The Company intends to focus on delivering off-site patient information services, including medical transcription and coding to the healthcare industry. A key factor in executing this strategy will be to provide customers with reliable, accurate, timely and secure electronic patient information services that maximize the value of the patient information. As part of this strategy, the Company has deployed a proprietary internet-based transcription technology platform (the "Platform") to help execute this strategy and has sold or terminated all transcription businesses not operating on the Platform.

  In order to improve its capital structure, provide additional funds for growth, and focus its operations on its new strategy, the Company also plans to sell its other operations. Key elements of the Company's strategy are detailed below.


  Deliver Reliable, Accurate, Timely, and Secure Patient Information Services

  The Company intends to rapidly increase penetration of the patient information services market it serves. However, during the first half of year 2000, the Company will concentrate on stabilizing its operations to improve its service delivery to customers. The Company converted to its new Platform at the end of 1999 and must address conversion and scalability issues resulting from this conversion. During the first two months of 2000, the Company experienced increased backlogs and slower turnaround times. In March 2000, most of these problems were solved with minor programming enhancements and upgrades of third-party software. The Company now intends to make further enhancements to improve system reliability, implement electronic interfaces to and from hospital systems, and improve the document delivery process.


           Leverage Technology to Improve Services and Control Costs

  The Company intends to utilize the most effective technology available to improve the way patient information is managed. The Company believes the application of advanced technology will reshape the way patient information is managed across the healthcare delivery system in the future and provide margin expansion. The Company has now converted all of its transcription operations to its internet-based Platform which is expected to provide significant advantages in recruiting, workflow management, and production control. Transcend will continue to invest in improving its technology to yield faster turnaround times, better workflow management, and increased productivity by evaluating new technologies such as voice recognition, digital imaging, and natural language processing.


                Maximize Quality with Top National Professionals

  One of the Company's critical success factors is the recruitment and retention of the industry's best knowledge workers (medical transcriptionists and coders). The Company believes that there will be a shortage of qualified patient information professionals in the future. The solution to this shortage will be to attract and retain a core group of knowledge workers by offering excellent pay and benefits. This core group of knowledge workers may support less skilled production employees, perhaps from attractive labor markets outside the United States, and may complete documents which have been translated using voice recognition software.


                             Rapid Internal Growth

  The Company intends to grow internally through its direct sales force. The Company intends to add sales resources as necessary to produce year-over-year revenue growth in excess of 25% per year. During the first half of 2000, the Company intends to control the installation of new transcription business in order to concentrate on improving quality and making system enhancements that is expected to allow for a successful growth strategy. The Company's sales team will focus on CodeRemote during this period and on developing a strong sales pipeline of transcription prospects.

                  Pursue Acquisitions and Strategic Alliances

  The Company has historically used an acquisition strategy to fulfill part of its business plan, and will continue to seek acquisition opportunities to accelerate its growth. The Company also intends to pursue the formation of strategic alliances to further accelerate its growth.


              Maximize Value of Patient Documentation Information

  The Company believes the patient information it captures and documents has the potential to create value many times the current value of its services. Current processes capture patient information in the form of free-flow electronic text documents. These electronic documents require human intervention to interpret the patient information. The Company has been storing these electronic documents in a data repository but has not yet offered data extraction and analysis services. The Company believes data extraction and analysis services may provide tremendous value to its customers and potentially create new revenue channels for the Company. In addition, the Company may offer decision support solutions to its customers to provide them information which may assist in evaluating physician practice patterns, physician utilization, and in improving control of their medical transcription costs.


PATIENT INFORMATION SERVICES

  Medical Transcription Services. Powered by its web-enabled voice and data distribution technology, the Company's home-based professionals convert physicians' voice recordings into electronic medical record documents. Physician's may access the Company's technology from any phone where they can dictate patient medical records information. The information is captured digitally in the Company's central voice hub in Atlanta, Georgia. The digital voice files are then compressed, encrypted and stored. The Company's home-based medical transcriptionists access these files over the internet, play back the voice recordings using headsets and footpedals, and transcribe the recorded voice to create electronic documents. The completed electronic documents are then returned to the Atlanta hub over the internet. The documents are then accessed by remote quality assurance personnel, if necessary, and delivered electronically to the healthcare provider. Typically documents are produced within 24 hours of the physicians dictation. Documents requiring faster turnaround times, as quickly as two hours for STAT requests, are priced at a premium. The Company's transcription operations run around the clock, every day of the year.

  CodeRemote. The Company's new CodeRemote service helps healthcare providers improve their cash flow and reduce their risk by improving coding accuracy and shortening billing cycle times. Hospitals must review and code medical records in order to be paid for their services. Hospitals often develop coding backlogs due to staffing shortages, patient volume fluctuations, or staff vacations. These backlogs cause millions of dollars of cash flow to be tied up in unbilled services. CodeRemote provides expert medical record coding to eliminate these backlogs and ongoing support to supplement or replace in-house coding operations. CodeRemote customers send copies of uncoded medical records to the CodeRemote operations center in Atlanta where the records are logged, batched and sent overnight to home-based credentialed coders who review and code the records. CodeRemote bills its customers and pays its coders based on the number
of charts coded.   CodeRemote delivers standard turnaround times of 48 hours, and plans to offer 24 hour turnaround at premium prices.

  Medical Record Facilities Management("Co-Sourcing"). The Company's Co-Sourcing group manages medical record facilities under long term contracts. This involves activities related to the compilation, evaluation, and completion of patient records as well as the storage and retrieval of patient records. Under the terms of its Co-Sourcing contracts, the Company provides complete day-to-day management and operation of the facility's medical records department.

  Cascade. The Company's wholly-owned subsidiary, Cascade Health Information Software, Inc., provides state-of-the-art software for the coding, abstracting and reporting of patient information. Cascade has recently released its APC module which will equip its customers with the tools necessary to handle new government billing regulations which take effect in July 2000. Cascade offers perpetual software licenses with recurring annual support and upgrade fees. Cascade also offers annual software licenses which include support and software upgrades. Cascade differentiates itself by its product usability, its powerful and flexible reporting capabilities, and its reputation for customer service.


CUSTOMERS

  The Company currently has 23 medical transcription customers consisting of 18 acute-care hospitals and 5 large physician group practices with recurring revenues under long-term contracts or other arrangements. The average medical transcription customer generates approximately $600,000 in annual revenues and with an average remaining contract life of 3.2 years. The Company currently has 8 Co-Sourcing customers with an average annual revenue of approximately $1.3
million and average remaining contract length of 3.0 years.   CodeRemote
currently provides services to 12 acute-care hospitals with an average revenue of approximately $80,000 annually. CodeRemote customers' volumes may vary significantly from month to month depending on customer needs.

  Principal Customers. Based on revenues for the fiscal years ended December 31, 1999, 1998, and 1997, no single customer paid fees to the Company which amounted to or exceeded 10% of the Company's revenues in the respective periods.


SALES AND MARKETING

  The Company currently employs two full-time sales professionals, one focused on transcription and one on coding. Transcend's prospects and sales have emerged principally from personal contacts by the Company's sales professionals with senior hospital executives as well as referrals from its clients and telemarketing leads.

  The Company's marketing strategy also includes targeted advertising in industry trade publications, direct mailings, trade shows, customer testimonials, seminars, and other educational literature that emphasizes the Company's market leadership position and its technology.


COMPETITION

  The Company experiences competition from many local and several national businesses. The medical transcription services market, estimated to be over $5 billion, is highly fragmented, with over 1,000 transcription companies nationally. The Company believes MedQuist, Inc. is its largest competitor. In addition, the industry has been undergoing consolidation over the past several years led by MedQuist, Inc. and recently, Lernout & Hauspie Speech Products.

  The outsourcing decision in transcription is influenced by shortages of qualified medical transcriptionists, the unique management challenges of managing a 7 by 24 operation and by technology advances which allow transcription companies to leverage technology and eliminate capital expenditures for their customers. The Company believes the principal historical competitive factors of price and quality (timeliness and accuracy) will expand as major transcription companies use technology to increase the value of transcription services. Management believes the ability to recruit nationally and internationally, coupled with the use of internet communications, will lead to further outsourcing and only those competitors prepared to compete using resources outside the local market will prosper.

  CodeRemote competes with many regional, local, and several national coding services companies. During the last six months, several new national competitors have emerged that offer similar remote coding services. Most competitors however, bring coding resources to the hospitals and perform their services on-site.

  The Company's greatest competition for its comprehensive Co-Sourcing offering presently comes from existing, internal medical records departments of hospitals, which often resist the Co-Sourcing concept. Acceptance by hospitals of the outsourcing of medical records and related departments will depend in part on the ability of the Company to alleviate concerns of hospital management related to outsourcing. These concerns include loss of control, information quality and integrity concerns, employee welfare concerns and a bias against outsourcing due to previous poor experiences.

  Competition for Cascade's software products comes primarily from the market leader, 3M's Health Care division, and QuadraMed Corporation. Competition for transcription software comes largely from Softmed with their Chartscript product.


GOVERNMENT REGULATION

  Virtually all aspects of the practice of medicine and the provision of healthcare services are regulated by federal or state statutes and regulations, by rules and regulations of state medical boards and state and local boards of health and by codes established by various medical associations. The Company has attempted to structure its operations to comply with these regulations. The Company is not presently subject to direct regulation as an outsourcing services provider. Future government regulation of the practice of medicine and the provision of healthcare services may impact the Company and require restructure of its operations in order to comply with such regulations.


EMPLOYEES

  As of December 31, 1999, the Company had approximately 554 full-time employees and 80 part-time employees, including 31 administrative and executive employees at its headquarters office in Atlanta, Georgia; 2 employees in sales and marketing; 241 employees at Co-Sourcing sites, 355 employees in its medical transcription operations, and 5 employees in its CodeRemote operation. The Company also supervises 50 employees of contracting hospitals at Co-Sourcing sites and 21 Cascade employees. Neither the Company nor any of its employees is currently a party to any collective bargaining agreement. The Company has not experienced any strikes or work stoppages, and believes that its relations with its employees are good.


ITEM 2. PROPERTIES.

  The Company leases the space for its principal offices in Atlanta, Georgia, and space for its regional transcription offices in Chicago, Illinois and Tacoma, Washington. Cascade Health Information Software, Inc. leases space for its principal office in Beaverton, Oregon and for its sales office in Sacramento, California. The Company also leases space in Kennesaw, Georgia; Brea, California; and Portland, Oregon where it has closed and consolidated its transcription operations into the Atlanta hub. The Company subleased its space in Kennesaw, Georgia and Portland, Oregon, and has signed an agreement to cancel its lease in Brea, California as of March 31, 2000.

  Co-Sourcing sites utilize the customer's premises without lease commitments to house its employees that operate at those customers' sites.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is subject to certain claims in the ordinary course of business, which are not material.

  On September 17, 1993, the Company and its former subsidiaries, First Western Health Corporation and Veritas Healthcare Management, and the physician-owned medical groups, FWHC Medical Group, Inc. and Veritas Medical Group, Inc., which had contracts with the healthcare subsidiaries, initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against 22 of the largest California workers' compensation insurance carriers (the "Lawsuit".) The Lawsuit was subsequently amended to name 13 defendant insurance groups including State Compensation Insurance Fund, Continental Casualty Company, California Compensation Insurance Company, Zenith National Insurance Corporation, and Pacific Rim Assurance Company. The action sought compensatory damages plus punitive damages. The plaintiffs claimed abuse of process, intentional interference with contractual and prospective business relations, negligent interference and unlawful or unfair business practices which led to the discontinuation in April 1993 of the former business of the Company's subsidiaries and their contracting associated medical groups. Nine defendants in the Lawsuit filed cross complaints against the plaintiffs seeking restitution, accounting from the plaintiffs for monies previously paid by the defendants, disgorgement of profits, injunctive relief, attorneys' fees and punitive damages, based upon allegations of illegal corporate practice of medicine, illegal referral arrangements, specific statutory violations and related improper conduct.

  All parties released all claims upon settlement of the Lawsuit for approximately $1.2 million on December 30, 1999.

  During the year ended December 31,1999, the Company expensed approximately $91,000 of legal costs connected with the Lawsuit.

  On June 18, 1999, Paul and Linda Greiner (the "Greiners") filed a demand for arbitration with the American Arbitration Association , seeking unspecified amounts of compensatory damages, punitive damages, interest, arbitration costs, and attorney's fees, based on unspecified theories of fraud, fraudulent inducement to contract, and breach of contract. The demand alleges misrepresentations by the Company in connection with an agreement between the parties to register the Greiners' shares for resale under federal securities laws.

  The Company believes it has meritorious defenses to this claim. However, there can be no assurance that the Company will be successful in defending this claim.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A special meeting of stockholders of Transcend Services, Inc. was held on December 30, 1999 for stockholders of record at the close of business on December 1,1999 to approve the following matters:

  The stockholders voted to approve an amendment to the Company's Certificate of Incorporation to effect, if and when the Board of Directors deemed appropriate (for the period of time beginning on the date the amendment was approved by the stockholders and expiring at the Company's 2000 Annual Meeting of Stockholders), a 1-for-5 reverse split of the Company's common stock. The matter was approved by 20,237,497 affirmative votes. There were 1,737,927 negative votes and 26,269 abstentions. The reverse split was effected on January 14, 2000.

  The stockholders also voted to approve the terms of that certain conversion agreement by and among the Company and certain of the Company's directors and affiliates which would permit the Company, at its option, to convert outstanding promissory notes of the Company in an aggregate principal amount of $1,500,000 into a new class of preferred stock to be designated as the "Series B Convertible Preferred Stock. The matter was approved by 12,504,046 affirmative votes. There were 1,556,525 negative votes, 41,691 abstentions, and 7,899,431 broker non-votes. The Company subsequently exercised the option to convert the notes into 60,000 shares of the Company's Series B Convertible Preferred Stock on January 15, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Transcend Common Stock is quoted on the Nasdaq SmallCap Market. As of March 15, 2000 there were approximately 574 holders of record of Transcend Common Stock. The table below sets forth for the fiscal periods indicated the high and low price per share (using the closing average of best bid and best ask price) of Transcend Common Stock as reported on the Nasdaq SmallCap Market and the Nasdaq National Market prior to December 1999. The prices have been adjusted to give effect to the 1-for-5 reverse stock split which was effected on January 14,2000. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                                                                                      Price Per Share of
                                                                                         Common Stock
                                                                                    ---------------------
                                                                                      High          Low
                                                                                    -------       -------
Year Ended December 31, 1999
 First Quarter...................................................................   $ 9.688       $ 6.250
 Second Quarter..................................................................   $ 9.844       $ 5.625
 Third Quarter...................................................................   $ 6.563       $ 4.063
 Fourth Quarter..................................................................   $ 4.688       $ 1.250

Year Ended December 31, 1998
 First Quarter...................................................................   $17.500       $11.875
 Second Quarter..................................................................   $19.375       $13.125
 Third Quarter...................................................................   $17.500       $ 9.688
 Fourth Quarter..................................................................   $15.000       $ 8.750

DIVIDEND POLICY

  The policy of the Board of Directors (the "Board") of the Company is to retain earnings for the expansion and development of the Company's business and the Board does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Future dividend policy and the payment of dividends, if any, will be determined by the Board in light of circumstances in existence, including among other things, future earnings, operations, capital requirements, contractual restrictions, the general financial condition of the Company, general business conditions and other factors deemed relevant by the Board. Pursuant to the terms of certain financing agreements, the Company is currently restricted from paying dividends to its common stockholders.


RECENT SALES OF UNREGISTERED SECURITIES

  The Company had no sales of unregistered securities during the fourth quarter period ended December 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the Company's consolidated financial statements. The report of Arthur Andersen LLP, independent public accountants, with respect to such consolidated financial statements as of December 31, 1999 and 1998 and for the three years in the
period ended December 31, 1999 is included at Item 8.   This selected financial
data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included and incorporated by reference herein.

Selected Financial Data
(in thousands)

                                                                   1995       1996         1997      1998      1999
--------------------------------------------------------------------------------------------------------------------------
Results of Operations: (1) (2)

 Net revenues                                                    $ 23,857   $ 36,171   $ 41,552   $51,608   $ 47,281
-------------------------------------------------------------------------------------------------------------------------
 Gross profit                                                       3,256      4,731      6,077     7,374      1,976
-------------------------------------------------------------------------------------------------------------------------
 Marketing and sales expenses                                       1,421      2,033      1,540     1,891      1,448
 General and administrative expenses                                4,194      4,935      4,281     4,628      6,448
 Research and development expenses                                      -          -          -         -      1,282
 Amortization expense                                                 633        535        445       213        173
-------------------------------------------------------------------------------------------------------------------------
 Income (loss) from operations                                     (2,992)    (2,772)      (189)      642     (7,375)
-------------------------------------------------------------------------------------------------------------------------

 Interest and other expenses, net                                      21        462        433       521        855
 Gain on sale of assets                                                 -          -          -         -      5,774
 Other expenses                                                         -          -          -        61          -
 Provision for income tax                                               -          -          -         -          -
-------------------------------------------------------------------------------------------------------------------------
 Income (loss) before discontinued operations                      (3,013)    (3,234)      (622)       60     (2,456)
-------------------------------------------------------------------------------------------------------------------------
 Income (loss) from discontinued operations                        (1,131)    (4,009)    (3,317)      222     (2,052)
 Dividends on preferred stock                                           -          -         59       479        480
-------------------------------------------------------------------------------------------------------------------------
Net loss to common stockholders                                   ($4,144)   ($7,243)   ($3,998)    ($197)   ($4,988)
-------------------------------------------------------------------------------------------------------------------------

Results Per Basic and Diluted Share of Common Stock:

Income (loss) from continuing operations before dividends
 on preferred stock                                                ($0.81)    ($0.83)    ($0.15)    $0.01     ($0.56)

Income (loss) from discontinued operations                          (0.30)     (1.03)     (0.82)     0.05      (0.47)

Dividends on preferred stock                                            -          -      (0.02)    (0.11)     (0.11)
Net loss per share                                                 ($1.11)    ($1.86)    ($0.99)   ($0.05)    ($1.14)

Basic and diluted weighted average shares of common stock (3)       3,725      3,903      4,056     4,224      4,386

Financial Position At Year End:

Total Assets                                                     $15, 009    $15,827    $20,294   $22,383    $17,482
Working Capital                                                  $  1,561       ($41)   $ 8,440   $ 1,567      ($731)
Total Debt                                                       $  2,796    $ 4,749    $ 7,091   $ 7,843    $ 6,903
Stockholder's Equity                                             $  9,698    $ 5,961    $ 7,913   $ 7,512    $ 2,568

(1) The Company has completed several acquisitions that could affect the comparability of the information reflected in the table. See Note 11 of Notes to Consolidated Financial Statements.
(2) Certain prior year results have been reclassified as income (loss) from discontinued operations for comparative purposes.
(3) Basic and diluted weighted average shares of common stock have been restated to show the effects of the 1-for-5 reverse split approved by the Stockholders in December 1999 and effected on January 14, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Report contains forward-looking statements that involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are competitive pressures, the mix of service revenue, changes in pricing policies, delays in sales revenue recognition, lower-than-expected demand for the Company's solutions, business conditions in the integrated health care delivery network market, general economic conditions, and the risk factors detailed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

  The following discussion should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, contained elsewhere in this Report.


OVERVIEW

  Transcend Services, Inc. ("the Company") delivers patient information services to the healthcare industry. Powered by its web-based voice and data distribution technology, the Company's home-based medical transcription professionals document patient care by converting physician's voice recordings into electronic medical record documents. The Company currently has over 25,000 physicians in its database, of which over 3,000 are active transcribers. The Company's new remote coding service ("CodeRemote") helps healthcare providers improve their cash flow and reduce their risk by improving coding accuracy and reducing their billing cycle. The Company's facility management service ("Co-Sourcing") provides on-site management of medical records operations to hospitals. The Company's subsidiary, Cascade Health Information Software, Inc. ("Cascade"), provides state-of-the-art software for the coding and abstracting of patient medical records. The Company has announced plans to sell Cascade and focus its operations on medical transcription and coding services.


RESULTS OF OPERATIONS

  Results of operations include the continuing operations of Transcend Services, Inc. and its subsidiaries. All information presented has been restated to show the reclassification of Cascade and Transcend Case Management, Inc. ("TCM") as discontinued operations.

Transcend Services, Inc.
Proforma Consolidated Statements of Operations -
 adjusted for non-recurring charges
For the Years Ended December 31, 1999 and 1998

                                                                   1999                            1998         Change          %
                                                                 ---------                        -------      --------      ------
                                                     As            Non-            As
                                                  Reported       Recurring       Adjusted
Net Revenues:                                     $47,281         $   (76)       $47,357          $51,608      $(4,251)       (8.2)
                                                 ---------------------------------------    -------------   ----------      ------
  Transcription and Coding                         24,413                         24,413           22,872        1,541         6.7
  Co-Sourcing                                      22,868             (76)        22,944           28,736       (5,792)      (20.2)
Gross Profit                                        1,976          (2,430)         4,406            7,374       (2,968)      (40.3)
                                                 ---------------------------------------    -------------   ----------      ------
  Transcription and Coding                            599           1,310          1,909            3,003       (1,094)      (36.4)
  Co-Sourcing                                       1,377           1,120          2,497            4,371       (1,874)      (42.9)
                                                 ---------------------------------------    -------------   ----------      ------

Marketing and sales expenses                        1,448              17          1,431            1,891         (460)      (24.3)
General and administrative expenses                 6,448           2,072          4,376            4,628         (252)       (5.5)
Research and development expenses                   1,282           1,025            257                           257       100.0
Amortization expenses                                 173                            173              213          (40)      (18.8)
                                                  --------------------------------------    -------------   ----------
  Income (loss) from operations                   $(7,375)        $(5,544)       $(1,831)         $   642      $(2,473)
                                                  --------------------------------------    -------------   ----------

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Net revenues decreased 8.4% to $47,281,000 in 1999 from $51,608,000 in 1998, a decrease of $4,327,000. The decrease results primarily from a $5.8 million reduction in Co-Sourcing revenues where 12 unprofitable or marginally profitable contracts were terminated during the year, net of a $1.5 million increase in transcription and coding revenues.

  Transcription and coding accounted for $24,413,000, or 51.6% of 1999 net revenues compared to $22,872,000, or 44.3% of 1998 net revenues, an increase of 6.7%. The increase in transcription and coding revenues primarily resulted from new contracts, net of terminations, and new sales from CodeRemote, whose operations commenced in April 1999. During the fourth quarter of 1999 the Company terminated 21 transcription contracts with annual revenues of approximately $3.3 million after determining that the conversion of those accounts to the Company's new technology was not prudent. In November 1999, the Company sold four transcription contracts with annual revenues of approximately $1.4 million. Effective December 1, 1999, the Company sold its Utah and Northeast transcription operations with combined annual revenues of approximately $6.1 million. Excluding the sold operations and contracts, the year-over-year transcription and coding revenue growth rate was 17.4%. As of December 31, 1999 all of the Company's transcription operations had been converted to the Company's standard technology Platform.

  Co-Sourcing revenues accounted for $22,868,000, or 48.4% of 1999 net revenues compared to $28,736,000, or 55.7% of 1998 revenues, a decrease of 20.4%. The decrease in Co-Sourcing revenues primarily resulted from the conversion of some contracts to transcription services only, and the termination of unprofitable and low margin contracts.

  Gross profit decreased 73.2% to $1,976,000 for 1999 from $7,374,000 in 1998.
Gross profit margins decreased to 4.2% of net revenues in 1999 from 14.3% in
1998, a decrease of 10.1 margin points.   The decrease was primarily
attributable to non-recurring charges and start-up losses in the Company's national transcription hub. In addition, the Company's Co-Sourcing operations suffered increased costs at several Co-Sourcing sites that did not attain performance deliverables, thereby requiring additional resources.

  Non-recurring charges included in Direct costs were $2.4 million, comprised of write-offs of obsolete fixed assets of $1.0 million, restructuring costs of $0.3 million, and adjustments to unbilled receivables, prepaid expenses, and accruals of $1.1 million. Excluding non-recurring charges, gross profit decreased 40.3% to $4,406,000, or 9.3% of net revenues.

  Marketing and sales expenses decreased 23.4% to $1,448,000 in 1999 from $1,891,000 in 1998, and decreased as a percentage of net revenues to 3.1% in 1999 compared to 3.7% in 1998. The decrease of $443,000 is attributable to the Company's restructuring of its operations to focus on medical transcription and coding resulting in a reduction in sales staffing.

  General and administrative expenses increased 39.3% to $6,448,000 in 1999 from $4,628,000 in 1998, an increase of $1,820,000. Non-recurring costs of $2.1 million included charges for obsolete assets of $0.9 million, bad debt reserves of $0.7 million, and other charges of $0.5 million. Excluding the non-recurring charges of $2.1 million, general and administrative costs decreased $252,000 to $4,376,000. During the second half of 1999, the Company restructured its general and administrative expenses, thereby significantly reducing annual costs.

  Research and development expenses increased to $1,282,000 in 1999 primarily as a result of the write-down of capitalized software of $1.0 million related to the development of the Company's Information Development Center.

  Amortization expenses decreased to $173,000 in 1999 from $213,000 in 1998 reflecting the impact of the sale of TCM in March 1998.

  Net interest expense increased to $855,000 in 1999 from $521,000 for 1998, primarily due to the impact of interest expense incurred in connection the Company's increased borrowings.

  Gain on sale of assets of $5,774,000 resulted from the sale of net assets and contracts of the Utah and Northeast-based transcription services.

  The Company reported a loss before discontinued operations of $2,456,000 in 1999 compared to income of $60,000 in 1998. The loss was due to the Company's overall efforts to restructure its business, convert to its new technology, and pursue its new strategy. The Company experienced start-up losses in the national transcription hub, and several Co-Sourcing sites did not meet performance deliverables and therefore required additional resources.

  The reported loss from discontinued operations increased to $2,052,000 for 1999 compared to income of $222,000 in 1998. The loss was due to non-recurring charges of $1.3 million in connection with the settlement of the civil lawsuit against certain insurance companies in the state of California that was settled in December 1999, and losses in Cascade and TCM of $600,000 and $32,000, respectively. (See Note 5 of "Notes to Consolidated Financial Statements") . Included in Cascade's results is a $350,000 charge to write-off receivables related to a 1998 sale.

  In November 1997, the Company issued 212,800 shares of series A convertible preferred stock with a dividend of 9%. Net loss to common stockholders includes preferred stock dividends of $480,000 in 1999 compared to $479,000 in 1998.


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Net revenues increased to $51,608,000 in 1998 from $41,552,000 in 1997, an increase of 24.2%. Transcription and coding accounted for $22,872,000, or 44.3% of 1998 net revenues compared to $18,595,000 or 44.7% of 1997 revenues. The increase in transcription and coding revenues resulted primarily from new contracts, net of terminations. Co-Sourcing revenues accounted for $28,736,000, or 55.7% in 1998 compared to $22,957,000, or 55.3% in 1997, an increase of
25.2%. The increase in Co-Sourcing revenues resulted primarily from new contracts.

  Gross profit increased 21.3% to $7,374,000 in 1998 from $6,077,000 in 1997.
Gross profit margins decreased slightly by 0.3 margin points in 1998 compared to 1997. The increase of $1,297,000 was primarily attributable to new contracts.

  Marketing and sales expenses increased 22.8% to $1,891,000 in 1998 from $1,540,000 in 1997, and remained at 3.7% of net revenues in both years. The increase of $351,000 was primarily attributable to the hiring of additional sales resources.

  General and administrative expenses increased 8.1% to $4,628,000 in 1998 from $4,281,000 in 1997, and decreased as a percentage of net revenues by 1.3% in 1998 compared to 1997. The increase of $347,000 was primarily due to the increased costs to handle revenue growth.

  Amortization expenses decreased to $213,000 in 1998 from $445,000 in 1997 reflecting the impact of the sale of TCM.

  Net interest expense increased to $521,000 for 1998 as compared to $433,000 for 1997, primarily due to the impact of interest expense incurred in connection the Company's increased borrowings.

  Other expenses of $61,000 primarily related to costs incurred in connection with the June 1998 acquisition of Cascade.

  Income before discontinued operations increased to $60,000 in 1998 compared to a loss of $622,000 in 1997. The year-over-year improvement in 1998 was due to the restructuring of higher revenues, and improved operating leverage where selling, general and administrative expenses grew at a slower rate than gross profits.

  Income from discontinued operations increased to $222,000 in 1998 compared to a loss of $3,317,000 in 1997. The year-over year-improvement in 1998 was due to a decrease in non-recurring charges of $2,338,000 related to long-lived assets to be disposed of, and the restructuring of TCM, and losses of $832,000 in TCM that were present in 1997.

  In November 1997, the Company issued 212,800 shares of series A convertible preferred stock with a dividend of 9%. Net loss to common stockholders includes preferred stock dividends of $479,000 in 1998 compared to $59,000 in 1997.


LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash flows from continuing operations provided cash of $1,017,000 in 1999. Discontinued operations used cash of $122,000 in 1999. The Company's net working capital decreased to a deficit of $731 during the year ended December 31, 1999, from $1,567,000 at December 31, 1998, primarily due to the current nature of the Convertible Debentures, capital investments in electronic patient record systems, and transcription and dictation equipment at the Company's national transcription hub.

  The Company's cash flows from investing activities provided cash of $4,418,000 in 1999 due to the sale of assets of the Utah and Northeast-based transcription operations, net of $2,960,000 incurred for the purchase of capital equipment. Capital expenditures were primarily for electronic patient record systems in connection with new contracts and investments in workstations, servers, dictation equipment and software to convert all transcription operations to the Company's national transcription platform.

  Cash flows from financing activities used cash of $1,376,000 in 1999 primarily due to repayments of $2,740,000 on its credit facility with Coast and payments of preferred stock dividends of $480,000, net of short-term borrowings of $1,500,000 from certain directors and accredited investors. See Note 7 of "Notes to Consolidated Financial Statements".

  The Company has a $10.0 million credit agreement with Coast Business Credit ("Coast"), an asset-based lender (and a division of Southern Pacific Thrift and Loan Association) which matures May 31,2000. The agreement provides the Company with a $9.7 million working capital facility and a $300,000 capital expenditure facility secured by substantially all of the Company's assets. These Coast facilities do not contain any financial covenants but restrict payment of dividends and entry into financing arrangements without consent. Coast has consented to the payment of dividends related to the preferred stock. See discussion below and Note 8 of "Notes to Consolidated Financial Statements". Funding limits under the Coast agreement are determined by a funding formula. The funding formula is based on 1.5 to 2.0 times monthly contractual revenues, plus 80% of all medical transcription receivables less than 90 days old under the working capital facility, and up to $300,000 on new capital expenditures under the capital expenditure facility. The minimum borrowing requirement under this agreement is 40% of the credit facility.

The Coast facilities are priced at prime plus 2.25% declining to prime plus 1.75% upon two consecutive quarters of achievement and on-going maintenance of a debt service coverage ratio of not less than 1.5 measured on an earnings before interest, taxes, and amortization ("EBITA") basis. EBITA is used by Coast as an indicator of a company's ability to incur and service debt. EBITA should not be considered an alternative to operating income, net income, cash flows, or any other measure of performance as determined in accordance with accounting principles generally accepted in the United States, as an indicator of operating performance, or as a measure of liquidity. These facilities are secured by a first security interest on all of the Company's assets.

  During 1999, the Company canceled its master lease agreement with Information Leasing Corporation, a subsidiary of Provident Bank, Cincinnati, Ohio, that provided up to $5.0 million in lease financing.

  The Company also has a $10.0 million equipment loan facility with DVI Financial Services, Inc. This facility provides additional financing for electronic patient record systems and transcription systems required for new contracts. The facility calls for monthly payments which amortize the cost of the equipment over the life of the customer contract, not to exceed 60 months, at fixed interest rates based on the treasury bill rates in effect at the time of the loan advance.

  In February 2000, the Company was awarded damages plus attorney's fees and costs in its arbitration involving the sale and repurchase of its case management operation transactions with CORE in 1998. Damages will be paid in the form of 248,000 unregistered shares of common stock in CORE, a Nasdaq listed company. Based on the closing price as of March 13, 2000, the CORE common stock had a market value of approximately $1.7 million. This award is not reflected in the December 31, 1999 balance sheet since the award occurred subsequent to that date.

  The Company anticipates that cash on hand, together with internally generated funds, cash collected from discontinued operations and cash available under its working capital facility and equipment loan facility described above should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business, and meet its convertible debenture retirement requirements during 2000.


IMPACT OF INFLATION

  Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company's ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

  The Company has no material exposure to market risk from derivatives or other financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 The following financial statements are filed with this report:

 Report of Independent Public Accountants

 Consolidated Balance Sheets as of December 31, 1999 and 1998

 Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

 Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

 Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Transcend Services, Inc.:

  We have audited the accompanying consolidated balance sheets of Transcend Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.


                                          /s/ Arthur Andersen LLP



Atlanta, Georgia
February 24, 2000

                            TRANSCEND SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,
                                                                    --------------------------------------------------
                               ASSETS                                      1999                             1998
                                                                    ---------------                -------------------
Current assets:
  Cash and cash equivalents                                              $4,387,000                       $    450,000
  Accounts receivable, net of allowance for doubtful accounts
    of $703,000 in 1999 and $294,000 in 1998                              4,941,000                          7,047,000
  Prepaid expenses and other current assets                                 232,000                            864,000
                                                                       ------------                       ------------
Total current assets                                                      9,560,000                          8,361,000
                                                                       ------------                       ------------

Property and equipment:
  Computer equipment                                                      5,114,000                          9,136,000
  Software development                                                      836,000                          1,862,000
  Furniture and fixtures                                                    126,000                            217,000
                                                                       ------------                       ------------

Property and equipment                                                    6,076,000                         11,215,000
  Accumulated depreciation                                               (1,746,000)                        (4,182,000)
                                                                       ------------                       ------------
     Property and equipment, net                                          4,330,000                          7,033,000
Notes Receivable and other assets                                           722,000                            481,000
Goodwill and Other Intangible assets, net of accumulated
 amortization of $637,000 in 1999 and $1,731,000 in 1998                    606,000                          1,774,000
Net assets from discontinued operations                                   2,264,000                          4,734,000
                                                                       ------------                       ------------
Total assets                                                           $ 17,482,000                       $ 22,383,000
                                                                       ============                       ============
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                  $ 2,280,000                       $    305,000
  Accounts payable                                                        2,177,000                          2,615,000
  Accrued compensation and benefits                                       2,000,000                          1,896,000
  Other accrued liabilities                                               3,722,000                          1,864,000
  Deferred income taxes                                                     112,000                            113,000
                                                                       ------------                       ------------
Total current liabilities                                                10,291,000                          6,794,000
                                                                       ------------                       ------------

Long-term debt, net of current maturities                                 3,123,000                          5,538,000
Convertible notes to related parties                                      1,500,000                                  -
Deferred income taxes                                                             -                            540,000
Convertible Debentures                                                            -                          2,000,000

Commitments and Contingencies (Note 5)

Stockholders' equity:
  Preferred stock, $.01 par value; 21,000,000 shares authorized
   Series A Convertible Preferred Stock, 212,800 shares issued at
   December 31, 1999 and 1998                                                 2,000                              2,000
  Common stock, $.05 par value, 6,000,000 shares authorized
   4,400,000 and 4,300,000 shares issued at December 31, 1999 and
   1998, respectively                                                       220,000                            215,000
  Additional paid-in capital                                             26,945,000                         26,286,000
  Accumulated deficit                                                   (23,979,000)                       (18,991,000)
Less Treasury Stock, at cost, 100,000 shares                               (620,000)                                 -
Total stockholders' equity                                                2,568,000                          7,512,000
                                                                       ------------                       ------------
Total liabilities and stockholders' equity                             $ 17,482,000                       $ 22,383,000
                                                                       ============                       ============

The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------
                                                                                    YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------------
                                                                                1999          1998          1997
Net revenues :
  Transcription and coding                                                  $ 24,413,000   $22,872,000   $ 18,595,000
  Co-Sourcing                                                                 22,868,000    28,736,000     22,957,000
                                                                            ------------   -----------   ------------
  Total net revenues                                                          47,281,000    51,608,000     41,552,000
Direct costs:
   Transcription and coding                                                   23,814,000    19,869,000     16,067,000
   Co-Sourcing                                                                21,491,000    24,365,000     19,408,000
                                                                            ------------   -----------   ------------
  Total direct costs                                                          45,305,000    44,234,000     35,475,000
                                                                            ------------   -----------   ------------
Gross profit:                                                                  1,976,000     7,374,000      6,077,000

Marketing and sales expenses                                                   1,448,000     1,891,000      1,540,000
General and administrative expenses                                            6,448,000     4,628,000      4,281,000
Research and development expenses                                              1,282,000             -              -
Amortization expenses                                                            173,000       213,000        445,000
                                                                             -----------    ----------   ------------
  Income (loss) from operations                                               (7,375,000)      642,000       (189,000)
                                                                             -----------    ----------   ------------
Other income (expense):
   Interest expense, net                                                        (855,000)     (521,000)      (433,000)
   Gain on sale of assets                                                      5,774,000             -              -
   Other                                                                               -       (61,000)             -
                                                                             -----------    ----------   ------------
                                                                               4,919,000      (582,000)      (433,000)

Income (loss) before taxes and discontinued operations                        (2,456,000)       60,000       (622,000)
Income taxes                                                                           -             -              -
                                                                             -----------    ----------   ------------
Income (loss) before discontinued operations                                  (2,456,000)       60,000       (622,000)
Income (loss) from discontinued operations                                    (2,052,000)      222,000     (3,317,000)
                                                                             -----------    ----------   ------------
Net income (loss)                                                             (4,508,000)      282,000     (3,939,000)
Dividends on preferred stock                                                    (480,000)     (479,000)       (59,000)
                                                                             -----------    ----------   ------------
Net loss to common stockholders                                              ($4,988,000)    ($197,000)   ($3,998,000)
                                                                             ===========    ==========   ============

Basic and diluted amounts per share:
From continuing operations                                                        ($0.67)       ($0.10)        ($0.17)
From discontinued operations                                                       (0.47)         0.05          (0.82)
                                                                             -----------    ----------   ------------
Net loss per share                                                                ($1.14)       ($0.05)        ($0.99)
                                                                             ===========    ==========   ============
Basic and diluted weighted average common shares outstanding                   4,386,000     4,224,000      4,056,000
----------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSCEND SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            ADDITIONAL
                                      PREFERRED     COMMON      TREASURY      PAID-IN       SUBSCRIPTION  ACCUMULATED    STOCKHOLDER
                                        STOCK       STOCK         STOCK       CAPITAL        RECEIVABLE      DEFICIT      EQUITY
                                      --------     --------     ---------   -----------     ------------  ------------  -----------
Balance, December 31, 1996             $    -      $200,000                 $19,980,000                  $(14,219,000)  $ 5,961,000
                                       ------      --------     ---------   -----------        -------    ------------  -----------
Issuance of 212,800 shares of
  preferred stock in private
    placement                           2,000             -              -     5,318,000              -               -    5,320,000
Issuance of 92,370 shares of
  common stock from exercise
  of options and other issuances            -         5,000             -       910,000              -                -      915,000
Net loss                                    -             -             -             -              -      (3,998,000)  (3,998,000)
Distribution to former
  stockholder/owner                         -             -             -             -              -        (285,000)    (285,000)
                                       ------      --------     ---------   -----------        -------    ------------  -----------
Balance, December 31, 1997             $2,000      $205,000                 $26,208,000                   $(18,502,000) $ 7,913,000
                                       ------      --------     ---------   -----------        -------    ------------  -----------
Issuance of 184,000 shares of
   Common Stock in acquisitions             -         9,000             -        (9,000)             -        (292,000)    (292,000)
Issuance of 11,230 shares of Common
   Stock from exercise of options
   and other issuances                                1,000             -       100,000              -               -       101,000
Net loss                                    -             -             -             -                       (197,000)    (197,000)
Adjustment for issuance of costs
   for Preferred Stock in 1997              -             -             -       (13,000)             -               -      (13,000)
                                       ------      --------     ---------   -----------        -------    ------------  -----------
Balance, December 31, 1998             $2,000      $215,000                 $26,286,000                   $(18,991,000) $ 7,512,000
                                       ------      --------     ---------   -----------        -------    ------------  -----------
Issuance of 100,000 shares of
   Common Stock in private
   placement                                -         5,000             -       620,000       (620,000)               -       5,000
Treasury Stock purchases                    -             -      (620,000)            -        620,000                -           -
Issuance of 11,670 shares of
   Common Stock from exercise of
   options and other issuances              -             -             -        39,000              -               -       39,000
Net loss                                    -             -             -             -              -      (4,988,000)  (4,988,000)
                                       ------      --------     ---------   -----------        -------    ------------  -----------
Balance, December 31, 1999             $2,000      $220,000     $(620,000)  $26,945,000              -    $(23,979,000) $ 2,568,000
                                       ------      --------     ---------   -----------        -------    ------------  -----------

The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             YEARS ENDED DECEMBER 31,
                                                                   1999                    1998                    1997
                                                              ------------             -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       ($4,988,000)              ($197,000)            ($3,998,000)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                               5,090,000               1,721,000               1,565,000
     (Gain) Loss related to discontinued operations              2,052,000                (222,000)              3,317,000
     Preferred Stock dividends                                     480,000                 479,000                  59,000
     Gain on sale of assets                                     (5,774,000)                      -                       -
Changes in assets and liabilities:
     Accounts receivable, net                                    1,475,000              (2,162,000)             (1,386,000)
     Prepaid expenses                                              622,000                (137,000)               (462,000)
     Notes receivable and other assets                             116,000                 (61,000)               (339,000)
     Accounts payable                                             (438,000)              1,651,000              (1,226,000)
     Accrued liabilities                                         2,382,000                (674,000)                879,000
                                                              ------------             -----------            ------------
Total adjustments                                                6,005,000                 595,000               2,407,000
Net cash provided by (used in) continuing operations             1,017,000                 398,000              (1,591,000)
Net cash provided by (used in) discontinued
 operations                                                       (122,000)               (920,000)               (671,000)
                                                              ------------             -----------            ------------
Net cash provided by (used in) operating activities                895,000                (522,000)             (2,262,000)
                                                              ------------             -----------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                       (2,960,000)             (5,031,000)             (2,102,000)
     Cash acquired from acquisitions/dispositions                7,378,000                  31,000                       -
     Distribution to former shareholder/owner                            -                       -                (285,000)
                                                              ------------             -----------            ------------
Net cash provided by (used in) investing activities              4,418,000              (5,000,000)             (2,387,000)
                                                              ------------             -----------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from short-term debt                             1,500,000                       -                       -
     Borrowings (repayments) under line of credit
      agreement                                                 (2,740,000)                343,000               4,701,000
     Repayments on line of credit agreement                              -                       -              (2,118,000)
     Borrowings from long-term debt                                400,000                 702,000                 104,000
     Principal payments on long-term debt                         (100,000)               (236,000)               (336,000)
     Proceeds from private placement of preferred
      stock                                                              -                       -               5,320,000
     Preferred Stock dividends                                    (480,000)               (479,000)                (59,000)
     Proceeds - stock options and other issuances                   44,000                 101,000                 915,000
                                                              ------------             -----------            ------------
Net cash provided by (used in) financing activities             (1,376,000)                431,000               8,527,000
                                                              ------------             -----------            ------------

Net increase (decrease) in cash and cash equivalents             3,937,000              (5,091,000)              3,878,000
Cash and cash equivalents, at beginning of year                    450,000               5,541,000               1,663,000
                                                              ------------             -----------            ------------
Cash and cash equivalents, at end of year                     $  4,387,000             $   450,000            $  5,541,000
                                                              ------------             -----------            ------------

Supplemental cash flow information:
Cash paid for interest expense                                $    721,000             $   505,000            $    483,000
                                                              ------------             -----------            ------------

The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 1998, AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Transcend Services, Inc. ("the Company") delivers patient information services to the healthcare industry. Powered by its web-based voice and data distribution technology, the Company's home-based professionals document patient care by converting physician's voice recordings into electronic medical record
documents.   The Company's new remote coding service ("CodeRemote") helps healthcare providers improve their cash flow and reduce their risk by improving coding accuracy and reducing their billing cycle. The Company's facility management service ("Co-Sourcing") provides on-site management of medical records operations to hospitals. The Company's subsidiary, Cascade Health Information Software, Inc. ("Cascade"), provides state-of-the-art software for the management of patient medical records.

BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Transcend Case Management, Inc. ("TCM") and Cascade Health Information Software, Inc.("Cascade"). All significant intercompany accounts and transactions have been eliminated in consolidation. All information presented has been restated to show the reclassification of Cascade and TCM as Discontinued Operations. Common shares and per share data have been restated to include the 1-for-5 reverse stock split effected by the Company on January 14, 2000.

USE OF ESTIMATES

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the Company's financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

  All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.

ACCOUNTS RECEIVABLE

  Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management's estimates and historical collection. Charges for bad debts were $668,000, $160,000, and $100,000 in 1999, 1998, and 1997, respectively.

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

NOTES RECEIVABLE AND OTHER ASSETS

  Notes receivable related to the sale of transcription services, and loans to certain employees are secured by pledges of the Company's stock and stock options to acquire the Company's stock. Net notes receivable were $607,000 and $405,000 at December 31, 1999 and 1998, respectively. The notes have a weighted average annual interest rate of 7.1% and mature at various dates through September 2002.

INCOME TAXES

  The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between tax basis of assets and liabilities and their reported amounts and for operating loss and tax credit carry-forwards.


GOODWILL AND OTHER INTANGIBLE ASSETS

  Goodwill and other intangible assets are amortized over periods ranging from three to eighteen years. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Company periodically evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors, such as a change in law or regulatory environment or forecasts showing changing long-term profitability, indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business unit's undiscounted cash flows over the remaining life of the goodwill to measure whether the goodwill is recoverable.

FAIR VALUE OF DEBT

  In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the fair value of short-term debt is estimated to approximate its carrying value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The estimated fair value of long-term debt at December 31, 1999 and 1998 was equal to the carrying amount included in the accompanying consolidated balance sheets.

NET INCOME (LOSS) PER SHARE

  The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company's convertible debentures, convertible preferred stock and stock options are potentially dilutive securities. In 1999 and 1998, all potentially dilutive securities were antidilutive and therefore are not included in diluted net income (loss) per share.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued
SFAS No.133, "Accounting For Derivative Instruments and Hedging Activities," which establishes standards for accounting for derivatives and hedging activities, and requires fair value reporting for derivatives and formalizes hedge criteria. In June 1999, FASB issued SFAS No. 137 which deferred the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000.


2. DISCONTINUED OPERATIONS

  The net loss and net assets from discontinued operations relate to the operations of Cascade, TCM, and the Company's former subsidiaries, First Western Health Corporation and Veritas Health Management ("Tricare Ops"), which ceased operations as of April 30, 1993. Cascade generated net revenues and net loss from operations of $2,234,000 and $600,000, respectively, in 1999. TCM generated net revenues and net loss from operations of $783,000 and $32,000, respectively, in 1999. Net loss from Tricare Ops represents costs for legal proceedings associated with the civil lawsuit (the "Lawsuit") filed by the Company. See Note 5 of "Notes to Consolidated Financial Statements". Charges for legal expenses connected with the

Lawsuit were $91,000 in 1999, $100,000 in 1998, and $147,000 in 1997. All
parties upon settlement of the Lawsuit on December 30, 1999 released all claims. The net assets relate to Cascade and TCM.

Net revenues, net income (loss), and non-recurring charges from discontinued operations were as follows for the years ended December 31, 1999, 1998, and 1997(amounts in thousands.)

                                                                     1999          1998          1997
                                                                   -------        ------       -------
Net revenues
  Cascade                                                          $ 2,234        $1,360       $     -
  TCM                                                                  783           346         1,861
  Tricare Ops                                                            -             -             -
                                                                   -------        ------       -------
    Total                                                            3,017         1,706         1,861
                                                                   -------        ------       -------
Net Income (loss)
  Cascade                                                             (600)          293             -
  TCM                                                                  (32)           29        (3,170)
  Tricare Ops                                                       (1,420)         (100)         (147)
                                                                   -------        ------       -------
    Total                                                           (2,052)          222        (3,317)
                                                                   -------        ------       -------

Long-term debt related to discontinued operations is as follows at December 31, 1999 and 1998, and was repaid in January 2000.


  Discontinued Operations                                          1999          1998
-------------------------------------------------------------------------------------
   $180,000 revolving line of credit, interest computed
  at prime plus 1.75 percent (9.5% at December 31, 1999)  ....... $123,000  $163,000


3.   NON-RECURRING CHARGES

  In December 1999, the Company recorded gains on the sale of certain transcription operations and contracts of approximately $5.8 million, and charges from the restructuring of its operations , the write-off of obsolete fixed assets, and other unusual charges totaling approximately $5.6 million.

4. LONG TERM DEBT

Long-term debt is summarized as follows at December 31, 1999 and 1998:

                                                                                              1999         1998
Notes payable, interest at 8.5%, monthly payments of $11,284
 in principal and interest through May 19, 2000.............................              $    55,000   $  170,000
Notes payable, 10% interest payable quarterly, annual principal
  payments of $35,000, matures April 15, 2000...............................                        -       69,000
$10,000,000 credit facility, interest at 30-month treasury notes plus 5.5%
(10.2% at December 31, 1999), monthly payments of $17,898 in principal
and interest through November 2003..........................................                  627,000      617,000
$10,000,000 revolving line of credit, interest at prime plus 2.25 percent,

 (10.75% at December 31, 1999), matures May 31, 2001........................                2,721,000    4,987,000
8% convertible debentures, due August 15, 2000..............................                2,000,000    2,000,000
                                                                                           ----------   ----------
Total Debt..................................................................                5,403,000    7,843,000
Less: Current Maturities....................................................               (2,280,000)    (305,000)
                                                                                           ----------   ----------
                                                                                           $3,123,000   $7,538,000
                                                                                           ----------   ----------

  See Note 2 of "Notes to Consolidated Financial Statements" for discussion of long-term debt related to Discontinued Operations.

Future principal payments on long-term debt as of December 31, 1999 are follows:

----------------------------------------------
  2000                               2,280,000
  2001                               2,969,000
  2002                                 148,000
  2003                                   6,000
  thereafter                             - 0 -
                                    ----------
                                    $5,403,000
                                    ----------

  Convertible debentures bear interest at 8%, paid semi-annually, and are convertible into common stock at $17.50 per share. The debentures mature on August 15, 2000 and are convertible by the Company if the market value of the Company's common stock equals or exceeds $52.50 per share for 30 consecutive trading days.

  In February 1999, the Company amended its credit facility agreement with Coast Business Credit ("Coast"), a division of Southern Pacific Thrift and Loan Association to $10.0 million and extended the maturity date to May 31, 2001.
The agreement provides the Company with a $9.7 million working capital facility and a $300,000 capital expenditure facility secured by substantially all of the Company's assets. The working capital facility has been used to pay off the previous credit relationship with Silicon Valley Bank in full. These Coast facilities do not contain any financial covenants, but restrict the payment of dividends and entry into financing arrangements by the Company without consent. Coast has consented to the payment of dividends related to the preferred stock. See discussion below and Note 8 of "Notes to Consolidated Financial Statements".

  Funding limits under the Coast agreement are determined by a funding formula. Under the original terms of the agreement, the funding formula is based on 1.5 to 2.0 times monthly contractual Co-Sourcing revenues and the average monthly receipts under long term transcription contracts, plus 80% of other medical transcription receivables less than 90 days old under the working capital facility and up to $300,000 on new capital expenditures under the capital expenditure facility. The minimum borrowing requirement is 40% of the credit facility.

  These facilities are priced at prime plus 2.25% declining to prime plus 1.75% upon two consecutive quarters of achievement and on-going maintenance of a debt service coverage ratio of not less than 1.5, measured on an earnings before interest, taxes, and amortization ("EBITA") basis. EBITA is used by Coast as an indicator of a company's ability to incur and service debt. EBITA should not be considered an alternative to operating income, net income, cash flows, or any other measure of performance as determined in accordance with accounting principles generally accepted in the United States, as an indicator of operating performance, or as a measure of liquidity. These facilities are secured by a first security interest on all of the Company's assets.

  On April 13, 1998, the Company signed a $10.0 million equipment loan facility with DVI Financial Services, Inc. This facility provides additional financing for electronic patient record systems and transcription systems required for new contracts. The facility calls for monthly payments which amortize the cost of the equipment over the life of the customer contract, not to exceed 60 months, at fixed interest rates based on the treasury bill rates in effect at the time of the loan advance.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

  Future minimum annual rental obligations under operating leases as of December 31, 1999 are as follows:

        2000..............................      454,000
        2001..............................      202,000
        2002..............................       63,000
        Thereafter........................            -
                                             ----------
                                             $  719,000
                                             ==========
  Rent expense was $607,000, $582,000, and $573,000 for the years ended December 31 1999, 1998 and 1997, respectively.

Litigation

  On September 17, 1993, the Company and its former subsidiaries, Tricare Ops, and the physician-owned medical groups, FWHC Medical Group, Inc. and Veritas Medical Group, Inc., which had contracts with the healthcare subsidiaries, initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against 22 of the largest California workers' compensation insurance carriers. The Lawsuit was subsequently amended to name 13 defendant insurance groups including State Compensation Insurance Fund, Continental Casualty Company, California Compensation Insurance Company, Zenith National Insurance Corporation, and Pacific Rim Assurance Company. The action sought compensatory damages plus punitive damages. The plaintiffs claim abuse of process, intentional interference with contractual and prospective business relations, negligent interference and unlawful or unfair business practices which led to the discontinuation in April 1993 of the former business of the Company's subsidiaries and their contracting associated medical groups. Nine defendants in the Lawsuit filed cross complaints against the plaintiffs seeking restitution, accounting from the plaintiffs for monies previously paid by the defendants, disgorgement of profits, injunctive relief, attorneys' fees and punitive damages, based upon allegations of illegal corporate practice of medicine, illegal referral arrangements, specific statutory violations and related improper conduct.

  All parties released all claims upon settlement of the Lawsuit for approximately $1.2 million on December 30, 1999.

During the year ended December 31,1999, the Company expensed approximately $91,000 of legal expenses connected with the Lawsuit.

  On June 18, 1999, Paul and Linda Greiner (the "Greiners") filed a demand for Arbitration with the American Arbitration Association , seeking unspecified amounts of compensatory damages, punitive damages, interest, arbitration costs, and attorney's fees, based on unspecified theories of fraud, fraudulent inducement to contract, and breach of contract. The demand alleges misrepresentation by the Company in connection with an agreement between the parties to register the Greiners' shares for resale under federal securities laws.

  The Company believes it has meritorious defenses to theses claims, however, there can be no assurance that the Company will be successful in defending these claims.

6. RETIREMENT PLAN

  The Company maintains a 401(k) retirement plan that covers substantially all eligible employees. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. The Company matches employee contributions on a discretionary basis as determined by the Company's Board of Directors. There have been no Company matches for 1999, 1998 and 1997.

7. TRANSACTIONS WITH RELATED PARTIES

  On November 14, 1997, the Company sold 212,800 shares of newly issued Series A Convertible Preferred Stock A to the Company's Board of Directors, parties related to the Board of Directors, and certain executive officers. The Series A

Convertible Preferred Stock is convertible into common stock at any time at the option of the holder, and under certain circumstances, may be redeemed by the Company. See Note 8 of "Notes to the Consolidated Financial Statements".

  On March 23, 1999, the Company sold unregistered shares of its Common Stock to certain executive officers at market value. In connection with the sale, the executive officers issued promissory notes to the Company. In December 1999, the Company exchanged the promissory notes for the unregistered shares, which are held in Treasury at December 31, 1999.

  In August 1999, certain directors and accredited investors of the Company loaned an aggregate $1.5 million to the Company for the purpose of interim financing. The unsecured promissory notes mature January 15, 2000 and bear interest at the rate of 10% annually. On November 10, 1999, the Company executed an agreement with these directors and investors providing that at the option of the Company, the promissory notes may be converted at any time prior to the maturity date of January 15, 2000, to a new class of convertible preferred stock. The Shareholders approved the conversion on December 30, 1999, which was effected on January 14, 2000. The new class of preferred stock, the Series B Convertible Preferred Stock, does not pay dividends, and will have voting rights with the common stockholders equal to the number of shares of common stock into which the preferred stock may be converted from time to time. The preferred stock is convertible to common stock at a price of $3.625 per share of common stock.


8. STOCKHOLDERS' EQUITY

  The Company has authorized 6,000,000 shares of common stock at $.05 par value, and 21,000,000 shares of preferred stock, at $.01 par value.

  On January 14, 2000, the Company effected a 1-for-5 reverse stock split of its common stock. All Common shares and per share amounts have been restated to reflect the effects of the transaction.

  On November 14, 1997, the Company raised approximately $5.3 million in cash through a private placement of 212,800 shares of newly issued Series A Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock has a $.01 par value, $25.00 stated value, and a dividend of 9% payable quarterly.
The shares of Preferred Stock are convertible into shares of common stock at any time at the option of the holder at a conversion price of $16.875 per share. Under certain circumstances the Company may, at its option, redeem the Preferred Stock on or after November 15, 1998, in whole or in part, at the redemption prices set forth below together with all accrued and unpaid dividends to the redemption date.

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


9. STOCK OPTIONS AND WARRANTS

  The Company has established a stock option plan for its employees. The plan provides for the issuance of incentive stock options and non-statutory options. Under this plan, options are granted for the Company's common stock at the approximate fair value, as defined in the option agreement.

 The following is a summary of stock option transactions:

                                                                                                                    WEIGHTED
                                                                                                                    AVERAGE
                                                                                    AVERAGE PRICE                     PRICE
                                                                 OPTIONS              PER SHARE                     PER SHARE
                                                   --------------------------------------------------------------------------
Options outstanding  at December 31,                                225,000                                            $14.15
1996
Granted                                                             135,000           $.05 to $24.40                    14.55
Forfeited                                                           (27,000)         $9.35 to $28.75                    19.00
Exercised                                                           (86,000)          $.05 to $21.25                    11.20
                                                                   --------                                            ------
Options outstanding at December 31, 1997                            247,000                                            $15.55
                                                                   ========                                            ======
Granted                                                             108,000         $10.00 to $19.40                    14.40
Forfeited                                                           (51,000)          $.25 to $56.90                    19.95
Exercised                                                            (2,000)          $.25 to $13.75                    12.25
                                                                   --------                                            ------
Options outstanding at December 31, 1998                            302,000                                            $14.80
                                                                   ========                                            ======
Granted                                                             278,000                                              3.14
Forfeited                                                          (239,000)                                            13.60
Exercised                                                                 -                                                 -
                                                                   --------                                            ------
Options outstanding at December 31, 1999                            341,000                                            $ 6.16
                                                                   --------                                            ------
Options eligible for exercise at
December 31, 1999                                                    75,000
                                                                   --------

 At December 31, 1999 there was a total of 55,000 common stock options available for grant.

  On April 30, 1996, the Company granted a warrant to purchase shares of its Common Stock to Silicon Valley Bank, a California-chartered bank, in connection with two credit facilities the Company established with Silicon Valley East, a division of Silicon Valley Bank. The warrant which expires April 30, 2001, entitles the holder to purchase an aggregate of 5,000 shares of the Company's Common Stock, subject to certain adjustments, at an exercise price of $56.25 per share.

  On April 3, 1997, the Company granted a warrant to purchase shares of its Common Stock to Coast Business Credit. The warrant which expires April 30, 2001 entitles the holder to purchase an aggregate of 3,000 shares of the Company's Common Stock, subject to certain adjustments, at an exercise price of $23.125 per share.


  The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company's common stock granted during 1999, 1998 and 1997 to employees and non-employee directors of the Company using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                    1999               1998             1997
----------------------------------------------------------------------------------
     Risk-free interest rate                      4.60% - 5.91%     5.33%  - 6.72%
     Expected dividend yield             -        -                 -
     Expected lives             Four years        Four years        Four years
     Expected volatility                          0.70              0.70


  The total fair value of the options granted during the years ended December 31, 1999, 1998 and 1997 was computed as approximately $295,000, $701,000 and
$920,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net loss for the years ended December 31, 1999, 1998, and 1997 would have been as follows:

                                                        1999          1998          1997
                                                    ------------  ------------  ------------
     Net loss:
       As reported                                  ($4,988,000)    ($197,000)  ($3,998,000)
       Pro forma                                     (5,528,000)     (714,000)   (4,348,000)
    Basic and Diluted Net loss per Common Share:
       As reported                                       ($1.14)       ($0.05)       ($0.99)
       Pro forma                                         ($1.26)       ($0.17)       ($1.07)


  The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                             Options Outstanding                         Options Exercisable
                  ---------------------------------------------------  -----------------------
                                      Number      Weighted               Number
                                   Outstanding    Average    Weighted  Exercisable   Weighted
                     Actual            at        Remaining   Average        at       Average
                    Range of      December 31,  Contractual  Exercise  December 31,  Exercise
                 Exercise Price       1999         Life       Price        1999       Price
-----------------------------------------------------------------------------------------------

                 $ 0.00 - $ 7.00       235,855    9.8 years    $ 2.44        10,745    $ 4.86
                 $ 7.01 - $14.01        55,875    7.5 years     11.41        34,225     11.39
                 $14.02 - $21.02        39,700    8.2 years     16.08        21,400     16.83
                 $21.03 - $56.25         9,900    6.8 years     25.23         8,675     24.93
                 ---------------       -------    ---          ------        ------  --------
                 $ 0.00 - $56.25       341,330    9.3 years    $ 6.16        75,045    $13.57
                 ===============       =======    ===          ======        ======  ========

10. INCOME TAXES

  The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities as of December 31, 1999 and 1998 were as follows:

                                         1999          1998
                                     ------------  ------------
Deferred tax liabilities:
Equipment and leasehold............  $  (153,000)  $  (334,000)
Intangibles assets.................      (46,000)      (48,000)
Discontinued operations............            -    (1,064,000)
Exercise of stock options..........     (325,000)     (325,000)
                                     -----------   -----------
                                        (524,000)   (1,771,000)
Deferred tax assets:
Net operating loss carry-forwards..    7,685,000     7,228,000
Cash-basis deferral................       24,000       110,000
Accrued liabilities................      416,000       264,000
Valuation allowance................   (7,713,000)   (6,484,000)
                                     -----------   -----------
Net deferred tax (liabilities).....  $  (112,000)  $  (653,000)
                                     ===========   ===========

  At December 31, 1999, the Company had net operating loss carry-forwards of approximately $19,917,000 which may be used to reduce future income taxes. If not utilized these carry-forwards will begin to expire in 2009. The Company has established a valuation allowance of $7,713,000 and $6,484,000 at December 31, 1999 and 1998, respectively, due to the uncertainty regarding the realizability of certain deferred tax assets, including its net operating loss carry-forwards.

Reconciliation of Tax Rates:           1999    1998    1997
                                      ------  ------  ------
 Federal............................    34%     34%     34%
 State..............................     5%      5%      5%
 Net operating loss carry-forwards..     0%      0%      0%
 Valuation allowance................   (39%)   (39%)   (39%)
                                      ----    ----    ----
 Effective tax rate.................     0%      0%      0%
                                      ----    ----    ----

11. ACQUISITIONS AND DIVESTITURES


  On April 16, 1997, the Company acquired 100% of the capital stock of DocuMedX, Inc., a Washington corporation for 608,800 shares of the Company's common stock. The consolidated financial statements have been restated to reflect the acquisition of DocuMedX, Inc. under the pooling of interests method of accounting.

  On March 16, 1998 Transcend sold the net assets of Transcend Case Management, Inc., its wholly-owned subsidiary, to TCM Services, Inc., a wholly-owned subsidiary of CORE. On December 23, 1998 the Company reacquired TCM from CORE and filed an arbitration claim against CORE after learning of CORE's intent to discontinue the business. The reacquisition of TCM was accounted for under the purchase method of accounting. In February 2000, an arbitrator ruled that CORE breached its purchase contract with Transcend and ordered CORE to compensate Transcend for damages. The arbitration decision calls for Transcend and CORE to attempt to return, or otherwise dispose of the assets of TCM.

  On June 1, 1998 the Company completed the acquisition of Health Care Information Systems, Inc. ("HCIS"). The acquisition was accounted for under the pooling of interest method of accounting. The Company has merged HCIS into a newly formed wholly-owned subsidiary, Cascade Health Information Software ("Cascade"), the product name formerly used by HCIS which is widely recognized in the industry.

  In December 1999, the Company sold the net assets of its Utah and Northeast-based medical transcription services operations and certain contracts for an aggregate purchase price of approximately $7.7 million, consisting of $7.3 million in cash, and the remainder in promissory notes due in December 2001.

  The Company has announced plans to sell its wholly-owned subsidiary, Cascade, as part of its restructuring plans.


12. Subsequent Events

  On January 15, 2000, the Company converted an aggregate of $1.5 million unsecured promissory notes of certain related parties to Series B Convertible Preferred Stock, at $.01 par value, $25.00 stated value. See Note 7 of "Notes to Consolidated Financial Statements".

  On January 14, 2000, the Company effected a 1-for-5 reverse split of its Common Stock. All common shares and per share data have been adjusted to reflect this transaction.

  On February 8, 2000, the Company was awarded approximately $1.7 million, plus attorney's fees and arbitration costs in connection with the sale of its case management operations to CORE in 1998. See Note 11 of "Notes to Consolidated Financial Statements".


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 There has been no occurrence requiring a response to this item.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 2000 Annual Meeting of Stockholders to be held May 9, 2000.

ITEM 11. EXECUTIVE COMPENSATION

  The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 2000 Annual Meeting of Stockholders to be held May 9, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 2000 Annual Meeting of Stockholders to be held May 9, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 2000 Annual Meeting of Stockholders to be held May 9, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as a part of this Annual Report for Transcend Services, Inc.:

  1. Financial Statements

  The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants listed below are included in Item 8.

  Report of Independent Public Accountants.

  Consolidated Balance Sheets as of December 31, 1999 and 1998

  Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

  Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

  Notes to Consolidated Financial Statements

  Financial Statement Schedules are not required

  (b)  Reports on  Form 8-K.

   On December 27, 1999, Transcend Services, Inc. filed a Current Report on Form 8-K regarding the sale of net assets of the Company's Utah and Northeast based transcription services operations in December 1999, for a purchase price of approximately $7.1 million.

(c).  Exhibits.
      --------

  The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (i) a Registration Statement on Form S-1 under the Securities Act of 1933 for the Company, Registration No. 33-32587, filed on December 14, 1989 (referred to as "1989 S-1"); (ii) a Registration Statement on Form S-1 under the Securities Act of 1933 for the Company, Registration No. 33-41361, filed on June 26, 1991 (referred to as "1991 S-1"); (iii) a Registration Statement on Form S-4 under the Securities Act of 1933 for the Company, Registration No. 33-83344, filed on December 2, 1993 (referred to as "S-4"); (iv) a Registration Statement on
Form S-3 under the Securities Act of 1933 for the Company, Registration
No. 333-19177, filed on January 2, 1997 (referred to as "S-3"); (v) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-37685, filed on November 8, 1990 (referred to as "1990 S-8"); (vi) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-57072, filed on January 15, 1993 (referred to as "1993 S-8"); (vii) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 333-16213, filed on November 15, 1996 (referred to as "1996 S-8"); (viii) the Company's Current Report on Form 8-K relating to an event which occurred on March 1, 1992 (referred to as "3/1/92 8-K"); (ix) the Company's Current Report on Form 8-K relating to an event which occurred June 15, 1994 (referred to as "6/15/94 8-K"); (x) the Company's Current Report on Form 8-K relating to an event which occurred September 16, 1994 (referred to as "9/16/94 8-K"); (xi) the Company's Annual Report on Form 10-K for the year ended May 31, 1990 (referred to as "1990 10-K"); (xii) the Company's Annual Report on Form 10-K for the year ended May 31, 1992 (referred to as "1992 10-K"); (xiii) the Company's Annual Report on form 10-K for the year ended May 31, 1993 (referred to as "1993 10-K"); (xiv) the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1995 (referred to as "11/30/95 10-Q"); (xv) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (referred to as "6/30/95 10-Q");
(xvi) Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (referred to as "9/30/96 10-Q/A No. 1"); (xviii) the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (referred to as 12/31/97 10-K); (xix) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (referred to as 3/31/98 10-Q);
(xx) the Company's Current Report on Form 8-K relating to an event which occurred April 28, 1998 (referred to as 4/28/98 8-K); (xxi) the Company's Current Report on Form 8-KA relating to an event which occurred December 23, 1998 (referred to as 12/23/98 8-KA); (xxii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (referred to as "3/31/97" 10-Q"); or (xxiii) the Company's Current Report on Form 8-K filed December 27, 1999 (referred to as "12/27/99 8-K").

EXHIBIT
NO.       DESCRIPTION
---       -----------

*2.1  -    Merger Agreement dated April 16, 1997 for acquisition of DocuMedX
           (3-31-97 10-Q, Exhibit 2.6)

*2.2  -    Purchase and Sale agreement dated March 16, 1998 with CORE, INC. for the sale of the net assets of Transcend Case Management, Inc.

*2.3 - Merger and Reorganization Agreement dated April 28, 1998 for acquisition of Health Care Information Systems, Inc. (4/28/98 8-K, Exhibit 2(a))

*2.4 - Assignment and Assumption agreement dated December 23, 1998 with TCM Services, Inc. (12/23/98 8-KA, Exhibit 2(a))

*2.5 - Asset Purchase Agreement dated December 9, 1999 with Medquist Transcriptions, Ltd. for the sale of net assets and contracts of Transcend Services, Inc. (12/27/99 8-K, Exhibit 2(a))

*2.6 - Asset Purchase Agreement dated December 16, 1999 with Medquist Transcriptions, Ltd. for the sale of net assets and contracts of Transcend Services, Inc. (12/27/99 8-K, Exhibit 2(d))

*3.1.1 -   Certificate of Incorporation, as amended (1989 S-1, Exhibit 3(a))

*3.1.2 -   Certificate of Incorporation (6/30/95 10-Q, Exhibit 3)

*3.1.3 -   Certificate of Designation of Series A Convertible Preferred Stock

3.1.4 -    Certificate of Designation of Series B Convertible Preferred Stock

3.1.5 -    Certificate of Amendment of the Certificate of Incorporation

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
           10(i))

*4.6.1- Loan and Security Agreement, $5,000,000 Working Capital Line, provided by Coast Business Credit (3/31/97 10-Q No. 1, Exhibit 4.1)

*4.6.2-    Working Capital Note (3/31/97 10-Q No. 1, Exhibit 4.2)

*4.6.3 - Amendment to Loan Agreement provided by Coast Business Credit (9/30/97 10-Q, No. 1, Exhibit 10.14.1)

*4.6.4 - Amendment to Loan Agreement provided by Coast Business Credit (9/30/99 10-Q, No. 1, Exhibit 4.6.4)

*4.9  -    Warrant to Purchase Common Stock Granted to Silicon Valley
           Bank(9/30/96 10-Q/A No. 1, Exhibit 4.4)

*4.10 -    Silicon Valley Bank Antidilution Agreement (9/30/96 10-Q/A No. 1,
           Exhibit 4.5)

*4.11 -    Silicon Valley Registration Rights Agreement (9/30/96 10-Q/ No. 1,
           Exhibit 4.6)

*4.12 - DVI Financial Services Inc. Loan and Security Agreement (3/31/98 10-Q, Exhibit 10.14.1))

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

*10.10- Letter Agreement dated December 5, 1996 by and between the Company and VHA, Inc. (S-3, Exhibit 10.1)

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


                                              TRANSCEND SERVICES, INC.


Dated: March 30, 2000
                                    By:          /s/ Larry G. Gerdes
                                                 ------------------------------
                                                     Larry G. Gerdes
                                                     President
                                                     and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                     Title                       Date
       ---------                     -----                       ----


/s/ Donald L. Lucas           Chairman of the Board           March 30, 2000
----------------------------
 Donald L. Lucas



 /s/ Larry G. Gerdes          President, Chief Executive      March 30, 2000
----------------------------  Officer and Director
 Larry G. Gerdes              (Principal Executive Officer)



 /s/ Doug Shamon              Executive Vice President        March 30, 2000
----------------------------  Finance, Chief Financial
 Doug Shamon                  Officer, Treasurer and
                              Secretary (Principal Financial
                              Officer)


/s/ B. Frederick Becker       Director                        March 30, 2000
----------------------------
 B. Frederick Becker


/s/ George B. Caldwell        Director                        March 30, 2000
----------------------------
 George B. Caldwell


/s/ Walter S. Huff, Jr.       Director                        March 30, 2000
----------------------------
 Walter S. Huff, Jr.


 /s/ Charles E. Thoele        Director                        March 30, 2000
----------------------------
 Charles E. Thoele