Form 10-Q
period 2000-03-31
TRANSCEND SERVICES INC
filed 2000-05-15
CIK 858452

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2000

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition period from _______ to _______

                        Commission File Number 0-18217



                           TRANSCEND SERVICES, INC.
            (Exact name of registrant as specified in its charter)



          Delaware                                              33-0378756
(State or other jurisdiction of                               (I.R.S Employer
incorporation or organization)                               Identification No.)

        3353 Peachtree Road, N.E., Suite 1000, Atlanta, Georgia  30326
             (Address of principal executive offices and zip code)
      Registrant's telephone number, including area code: (404) 364-8000


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----



     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

          Class                                    Outstanding at April 26, 2000
          -----                                    -----------------------------
Common Stock, $.05 par value                                4,325,443

================================================================================

                                 INDEX


                                                                        PAGE
                                                                        ----

PART  I.    FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Balance Sheets as of
            March 31, 2000 and December 31, 1999......................    3

            Consolidated Statements of Operations for the
            Three Months Ended March 31, 2000 and 1999................    4

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2000 and 1999................    5

            Notes to Consolidated Financial Statements................    6


Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............    7

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk...............................................   10

PART II.    OTHER INFORMATION.........................................   10

Item 1.     Legal Proceedings.........................................   10

Item 2.     Changes in Securities.....................................   10

Item 6.     Exhibits and Reports on Form 8-K..........................   10

SIGNATURES............................................................   11

Exhibit 11  Per Share Earnings........................................   12

Exhibit 27  Summary Financial Information.............................   13

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                           TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                               March 31, 2000     December 31, 1999
                                                                                               --------------     -----------------
                                        ASSETS
                                        ------
Current assets:
Cash and cash equivalents                                                                       $  1,705,000          $  4,387,000
Short-term investments                                                                             1,342,000                     -
Accounts receivable, net of allowance for doubtful accounts
  of $733,000 at March 31, 2000 and $703,000 at December 31, 1999                                  4,008,000             4,941,000
Prepaid expenses and other current assets                                                            282,000               232,000
                                                                                                ------------          ------------
Total current assets                                                                               7,337,000             9,560,000
                                                                                                ------------          ------------

Property and equipment:
  Computer equipment                                                                               5,287,000             5,114,000
  Software development                                                                               836,000               836,000
  Furniture and fixtures                                                                             126,000               126,000
                                                                                               -------------          ------------
  Property and equipment                                                                           6,249,000             6,076,000
  Accumulated depreciation                                                                        (2,110,000)           (1,746,000)
                                                                                               -------------          ------------
Property and equipment, net                                                                        4,139,000             4,330,000
Notes Receivable                                                                                     712,000               722,000
Goodwill and other intangible assets, net of accumulated amortization of
$667,000 in 2000 and $637,000 in 1999                                                                576,000               606,000
Net assets from discontinued operations                                                            1,338,000             2,264,000
                                                                                                ------------          ------------
Total assets                                                                                    $ 14,102,000          $ 17,482,000
                                                                                                ============          ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
Current maturities of long-term debt                                                            $  2,269,000          $  2,280,000
Accounts payable                                                                                   1,282,000             2,177,000
Accrued compensation and benefits                                                                    898,000             2,000,000
Other accrued liabilities                                                                          2,074,000             3,722,000
Deferred income taxes                                                                                112,000               112,000
                                                                                               -------------          ------------
Total current liabilities                                                                          6,635,000            10,291,000

Long-term debt, net of current maturities                                                          3,507,000             3,123,000

Convertible notes to related parties                                                                       -             1,500,000
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized;
  Series A convertible preferred stock, 212,800 shares issued at March  31, 2000 and
    December 31, 1999                                                                                  2,000                 2,000
  Series B convertible preferred stock, 60,000 share issued at March 31, 2000                          1,000                     -
Common Stock, $.05 par value; 6,000,000 shares authorized,
  4,400,000 shares issued at March 31, 2000  and  December 31, 1999                                  220,000               220,000
Additional paid-in capital                                                                        28,462,000            26,945,000
Retained deficit                                                                                 (24,105,000)          (23,979,000)
Less Treasury stock, at cost, 100,000 shares                                                        (620,000)             (620,000)
                                                                                                ------------          ------------
Total stockholders' equity                                                                         3,960,000             2,568,000
                                                                                                ------------          ------------
Total liabilities and stockholders' equity                                                      $ 14,102,000          $ 17,482,000
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

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                    Three Months Ended March 31
                                                              -------------------------------------
                                                                 2000                       1999
                                                              ----------               ------------
Net revenues:
    Transcription and Coding                                   4,208,000                  6,635,000
    Co-Sourcing                                                3,366,000                  6,125,000
                                                              ----------                 ----------
    Total net revenues                                         7,574,000                 12,760,000
Direct costs:
    Transcription and Coding                                   3,634,000                  5,928,000
    Co-Sourcing                                                2,880,000                  5,343,000
                                                              ----------                 ----------
    Total direct costs                                         6,514,000                 11,271,000
Gross profit:                                                  1,060,000                  1,489,000

Marketing and sales expenses                                      91,000                    397,000
General and administrative expenses                              821,000                  1,171,000
Research and development expenses                                 88,000                    107,000
Amortization expenses                                             15,000                     60,000
                                                              ----------                 ----------
    Income (loss) from operations                                 45,000                   (246,000)
                                                              ----------                 ----------

Interest expense, net                                            112,000                    191,000
                                                              ----------                 ----------

Loss before taxes and discontinued operations                    (67,000)                  (437,000)
Income taxes                                                           -                          -
                                                              ----------                 ----------
Loss before discontinued operations                              (67,000)                  (437,000)

Income from discontinued operations                              455,000                     19,000
                                                              ----------                 ----------
Net income (loss)                                             $  388,000                 $ (418,000)
                                                              ==========                 ==========

Dividends on preferred stock                                     120,000                    120,000
                                                              ==========                 ==========
Net income (loss) to common stockholders                      $  268,000                 $ (538,000)
                                                              ==========                 ==========

Basic income (loss) per share:
    From continuing operations                                $    (0.04)                $    (0.13)
    From discontinued operations                                    0.10                       0.01
                                                              ==========                 ==========
Net income (loss) to common stockholders                      $     0.06                 $    (0.12)
                                                              ==========                 ==========

Weighted average shares outstanding                            4,394,000                  4,321,000
                                                              ==========                 ==========

Diluted income (loss) per share
    From continuing operations                                $    (0.04)                $    (0.13)
    From discontinued operations                                    0.10                       0.01
                                                              ==========                 ==========
Net income (loss)                                             $     0.06                 $    (0.12)
                                                              ==========                 ==========

Weighted average shares outstanding                            4,739,000                  4,321,000
                                                              ==========                 ==========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated statements.

                                                 TRANSCEND SERVICES, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)

                                                                                       Three Months Ended March 31
                                                                                       ----------------------------
                                                                                           2000            1999
                                                                                       -----------       ----------
Cash flows from operating activities:
Net income (loss)                                                                      $   268,000       $(538,000)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                                         394,000         601,000
     Gain from discontinued operations                                                    (455,000)        (19,000)
     Preferred stock dividends                                                             120,000         120,000
Changes in assets and liabilities:
     Accounts receivable, net                                                              933,000         549,000
     Prepaid expenses                                                                      (50,000)        (85,000)
     Deposits and other assets                                                              10,000          78,000
     Accounts payable                                                                     (895,000)       (116,000)
     Accrued liabilities                                                                (2,750,000)       (658,000)
                                                                                       -----------       ---------
     Total adjustments                                                                  (2,693,000)        470,000
                                                                                       -----------       ---------
Net cash used in continuing operations                                                  (2,425,000)        (68,000)
Net cash provided by (used in) discontinued operations                                    (356,000)        463,000
                                                                                       -----------       ---------
Net cash provided by (used in) operating activities                                     (2,781,000)        395,000
                                                                                       -----------       ---------

Cash flows from investing activities:
Capital expenditures                                                                      (173,000)       (657,000)
                                                                                       -----------       ---------
Net cash used in investing activities                                                     (173,000)       (657,000)
                                                                                       -----------       ---------

Cash flows from financing activities:
     Borrowings under line of credit agreement                                             384,000         405,000
     Principle payments on long-term debt                                                  (11,000)       (120,000)
     Preferred stock dividends                                                            (120,000)       (120,000)
     Net proceeds-Series B convertible preferred stock and other issuances                  19,000           5,000
                                                                                       -----------       ---------
Net cash provided by financing activities                                                  272,000         170,000
                                                                                       -----------       ---------

Net decrease in cash and cash equivalents                                               (2,682,000)        (92,000)
Cash and cash equivalents, at beginning of period                                        4,387,000         450,000
                                                                                       -----------       ---------


Cash and cash equivalents, at end of period                                            $ 1,705,000       $ 358,000
                                                                                       ===========       =========

Supplemental cash flow information:
Cash paid for interest expense                                                          $   135,000      $ 179,000
Conversion of convertible notes to Series B Preferred Stock                             $ 1,500,000              -

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2000 and 1999
                                  (Unaudited)

(1) The accompanying consolidated financial statements are unaudited and have been prepared by management of Transcend Services, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. The unaudited financial information furnished herein in the opinion of management reflects all adjustments, which were of a normal recurring nature, which are necessary to fairly state the Company's financial position, the results of its operations and its cash flows. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999. Footnote disclosure which would substantially duplicate the disclosure contained in those documents has been omitted.

(2) Short term investments are deemed by management to be available for sale and are reported at fair market value based on quoted market prices. Net unrealized gains and losses are reported as adjustments to retained earnings.

(3) On January 15, 2000 the Company converted $1,500,000 in convertible notes held by certain directors and executive officers of the Company into 60,000 shares of Transcend Series B Convertible Preferred Stock (the "Preferred B Shares"). The Preferred B Shares have a stated value of $25.00 per share. The Preferred B Shares do not pay dividends and have voting rights equal to the number of shares of Transcend common stock into which the Preferred B Shares may be converted from time to time. Each share is convertible, at the option of the holder, at any time into 6.9 unregistered shares of Transcend Common Stock. The Series B Preferred Shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On January 14, 2000, the Company completed a 1 for 5 reverse split of its common stock, and increased the par value of the common stock from $.01 per share to $.05 per share.

(4) The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. In 1999 and 1998, all potentially dilutive securities were antidilutive and therefore are not included in diluted net income (loss) per share.

  (5) On March 16, 1998 Transcend sold the net assets of Transcend Case Management, Inc., its wholly-owned subsidiary, to TCM Services, Inc., a wholly-owned subsidiary of CORE. On December 23, 1998 the Company reacquired TCM from CORE and filed an arbitration claim against CORE after learning of CORE's intent to discontinue the business. The reacquisition of TCM was accounted for under the purchase method of accounting. In February 2000, an arbitrator ruled that CORE breached its purchase contract with Transcend and ordered CORE to compensate Transcend for damages. The arbitration decision calls for Transcend and CORE to attempt to return, or otherwise dispose of the assets of TCM.

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

Overview
--------

Transcend Services, Inc. delivers patient information services to the healthcare industry. Powered by its web-based voice and data distribution technology, the Company's home-based medical transcription professionals document patient care by converting physicians' voice recordings into electronic medical record documents. The Company's remote coding service ("CodeRemote"), helps healthcare providers improve their cash flow and reduce their risk by improving coding accuracy and reducing their billing cycle. The Company's facility management service ("Co-Sourcing") provides on-site management of medical records operations to hospitals. The Company's subsidiary, Cascade Health Information Software, Inc. ("Cascade"), provides state-of-the-art software for the coding and abstracting of patient medical records.

Results of Operations

Results of operations include the continuing operations of Transcend Services, Inc. and its subsidiaries. Results have been restated with Cascade and Transcend Case Management, Inc. results reported as discontinued operations.

         In Thousands                                       Three Months Ended March 31
                                             ------------------------------------------------------------
                                              2000            1999             Change            % Change
                                             ------         -------            -------           --------
Net revenues                                 $7,574         $12,760            $(5,186)              (41)%
Gross profit                                  1,060           1,489               (429)              (29)%
Gross margin                                   14.0%           11.7 %
Marketing and sales expenses                     91             397               (306)              (77)%
General and administrative expenses             821           1,171               (350)              (30)%
Research and development expenses                88             107                (19)              (18)%
Amortization expenses                            15              60                (45)              (75)%
Income (loss) from operations                $   45         $  (244)           $   289

                                                            Three Months Ended March 31
                                             ------------------------------------------------------------
                                              2000                     1999                       Change
                                             ------                  -------                      -------
Net revenues                                 100.0%                   100.0 %                        --
Direct costs                                  86.0%                    88.3 %                      (2.3)%
Gross profit                                  14.0%                    11.7 %                       2.3 %
Marketing and sales expenses                   1.2%                     3.1 %                      (1.9)%
General and administrative expenses           10.8%                     9.2 %                       1.6 %
Research and development                       1.2%                     0.8 %                       0.4 %
Amortization expense                           0.2%                     0.5 %                      (0.3)%
Income (loss) from operations                  0.6%                    (1.9)%                       2.5 %

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

  Net revenues decreased 41% to $7,574,000 for the three months ended March 31,2000 ("the First Quarter") from $12,760,000 in the comparable 1999 period, a decrease of $5,186,000. The decrease results primarily from a reduction in Co-Sourcing revenues where certain unprofitable or marginally profitable contracts were terminated during 1999, and from the restructuring of the transcription operations in the fall of 1999.

  During the three months ended March 31, 2000, transcription and coding accounted for $4,208,000 or 56% of net revenues compared to $6,635,000, or 52% for the comparable 1999 period net revenues, a decrease of 37%. During the fourth quarter of 1999, the Company terminated 21 transcription contracts with annual revenues of approximately $3.3 million after determining that the conversion of those accounts to the Company's new technology was not prudent. In November 1999, the Company sold four transcription contracts with annual revenues of approximately $1.4 million. Effective December 1, 1999, the Company sold its Utah and Northeast transcription operations with combined annual revenues of approximately $6.1 million. Excluding the sold and terminated operations and contracts referred to above, the year-over-year transcription and coding revenue growth rate was 13.7% resulting from new contracts, net of terminations, and new sales from CodeRemote, whose operations commenced in April 1999. As of December 31, 1999 all of the Company's transcription operations had been converted to the Company's standard technology platform.

  During the three months ended March 31, 2000, Co-Sourcing revenues accounted for $3,366,000, or 44% net revenues compared to $6,125,000, or 48% of 1999 revenues, a decrease of 45%. The decrease in Co-Sourcing revenues primarily resulted from the conversion of some contracts to transcription services only, and the termination of unprofitable and low margin contracts.

  Gross profit decreased 28.8% to $1,060,000 for the three months ended March 31, 2000 from $1,489,000 in the comparable period in 1999. Gross profit margins for the First Quarter increased to 14.0% of net revenues in 2000 from 11.7% in 1999. The increase in gross profit margins was primarily attributable to start-up losses in the Company's national transcription hub during 1999 and lower long distance telecommunications costs due to the conversion to the internet-based voice distribution technology.

  Marketing and sales expenses decreased 77% to $91,000 in the First Quarter 2000 from $397,000 in the First Quarter 1999, and decreased as a percentage of net revenues to 1.2% in 2000 compared to 3.1% in 1999. The decrease of $306,000 is attributable to the Company's restructuring of its operations to focus on medical transcription and coding resulting in a reduction in sales staffing.

  General and administrative expenses decreased 30% to $821,000 in the First Quarter 2000 from $1,171,000 in the First Quarter 1999, a decrease of $350,000. During the second half of 1999, the Company restructured its operations, and reduced its general and administrative personnel, thereby reducing annual costs.

  Research and development expenses decreased 18% to $88,000 in the First Quarter 2000 compared to $107,000 in the First Quarter 1999. The decrease related to a reduction in development staff for the transcription platform which was still under development in 1999.

  Amortization expenses decreased to $15,000 in the First Quarter 2000 from $60,000 in the First Quarter 1999 reflecting the impact of the sale of certain transcription operations in December 1999.

  Net interest expense decreased to $112,000 in the First Quarter 2000 from $191,000 for the First Quarter 1999, primarily due to reduced borrowings and interest income from cash invested in money market accounts.

  The Company reported a loss before discontinued operations of $67,000 in the First Quarter 2000 compared to a loss of $437,000 in the First Quarter 1999, an improvement of $370,000. The improvement was due to the Company's overall efforts to restructure its business, convert to its new technology, and pursue its new strategy resulting in higher profit margins, lower selling, general and administrative costs, and lower amortization and interest costs.

  The reported gain from discontinued operations of $455,000 in the First Quarter 2000 is attributable to a one-time gain on the favorable settlement of an arbitration case. Excluding the one-time gain, the net loss from discontinued operations was $3,000 compared to net income of $19,000 in First Quarter 1999.

Liquidity and Capital Resources

  The Company's cash flows from continuing operations used cash of $2,425,000 for the three months ending March 31, 2000 primarily due to a reduction in accrued liabilities and accounts payable, offset by a reduction in accounts receivable. Discontinued operations used $356,000 of cash. The Company's net working capital increased to $702,000 during the quarter ended March 31, 2000, from a deficit of $731,000 at December 31, 1999, primarily due to the settlement of the Company's arbitration case with CORE, Inc.

  The Company's cash flows from investing activities used cash of $173,000 in First Quarter 2000 for the purchase of capital equipment. Capital expenditures were primarily for investments in workstations, servers, dictation equipment and software for transcription operations.

  Cash flows from financing activities provided cash of $272,000 during the First Quarter of 2000 primarily due to increased borrowings of $384,000 on its credit facility offset by payments of preferred stock dividends of $120,000.

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

  On May 9, 2000 the Company amended its credit agreement with Coast decreasing the facility from $10.0 million to $3.0 million.

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


Item 2.  Changes in Securities

On January 15, 2000 the Company converted $1,500,000 in convertible notes held by certain directors and executive officers of the Company into 60,000 shares of Transcend Series B Convertible Preferred Stock (the "Preferred B Shares"). The Preferred B Shares have a stated value of $25.00 per share. The Preferred B Shares do not pay dividends and have voting rights equal to the number of shares of Transcend common stock into which the Preferred B Shares may be converted from time to time. Each share is convertible, at the option of the holder, at any time into 6.9 unregistered shares of Transcend Common Stock. The Series B Preferred Shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On January 14, 2000, the Company completed a 1 for 5 reverse split of its common stock, and increased the par value of the common stock from $.01 per share to $.05 per share.


Item 6.  Exhibits and Reports on Form 8-K.

 The following exhibits are filed herewith:


               27     Financial Data Schedule 2000  (for SEC use only)

          Reports on Form 8-K:
          -------------------

          On January 21, 2000, the company filed a Form 8-K to evidence Transcend's compliance with Nasdaq's tangible net worth continued listing requirements.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               TRANSCEND SERVICES, INC.



May 11, 2000                   By: /s/ Larry G. Gerdes
                                   -------------------------------------
                                   Larry G. Gerdes,
                                   President and Chief Executive Officer
                                   Principal Executive Officer)



May 11, 2000                   By: /s/ Doug Shamon
                                   -------------------------------------
                                   Doug Shamon
                                   Executive Vice President,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)