Form 10-Q
period 2000-06-30
TRANSCEND SERVICES INC
filed 2000-08-14
CIK 858452

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2000

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



     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

             Class                              Outstanding at August 1, 2000
             -----                              -----------------------------
   Common Stock, $.05 par value                           4,337,943
================================================================================

                                     INDEX

                                                                                                                        PAGE
                                                                                                                        ----
PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Balance Sheets as of
            June 30, 2000 and December 31, 1999.......................................................................    3

            Consolidated Statements of Operations for the
            Three Months Ended and the Six Months Ended
            June 30, 2000 and 1999....................................................................................    4

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2000 and 1999...................................................................    5

            Notes to Consolidated Financial Statements................................................................    6


Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............................................................    7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................................................   12

PART II.  OTHER INFORMATION...........................................................................................   12

Item 1    Legal Proceedings...........................................................................................   12

Item 4    Submission of Matters to a Vote of Security Holders.........................................................   12

Item 6    Exhibits and Reports on Form 8-K............................................................................   13

SIGNATURES............................................................................................................   14

Exhibit Index.........................................................................................................   15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                           TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                                                           June 30, 2000      December 31, 1999
                                                                                           -------------      -----------------
                                      ASSETS
                                      ------
Current assets:
Cash and cash equivalents                                                                   $    162,000         $ 4,387,000
Short-term investments                                                                         1,688,000                   -
Accounts receivable, net of allowance for doubtful accounts
  of $584,000 at June 30, 2000 and $703,000 at December 31, 1999                               4,280,000           4,941,000
Prepaid expenses and other current assets                                                        545,000             232,000
                                                                                            ------------         -----------
Total current assets                                                                           6,675,000           9,560,000
                                                                                            ------------         -----------
Property and equipment:
  Computer equipment                                                                           4,408,000           5,114,000
  Software development                                                                           836,000             836,000
  Furniture and fixtures                                                                         126,000             126,000
                                                                                            ------------         -----------
  Property and equipment                                                                       5,370,000           6,076,000
  Accumulated depreciation                                                                    (1,815,000)         (1,746,000)
                                                                                            ------------         -----------
Property and equipment, net                                                                    3,555,000           4,330,000
Notes Receivable                                                                                 431,000             722,000
Goodwill and other intangible assets, net of accumulated amortization of
$507,000 at June 30, 2000 and $637,000 at December 31, 1999                                      556,000             606,000
Net assets from discontinued operations                                                        1,295,000           2,264,000
                                                                                            ------------         -----------
Total assets                                                                                $ 12,512,000         $17,482,000
                                                                                            ============         ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
Current liabilities:
Current maturities of long-term debt                                                        $  5,028,000        $  2,280,000
Accounts payable                                                                                 756,000           2,177,000
Accrued compensation and benefits                                                                338,000           2,000,000
Other accrued liabilities                                                                      1,760,000           3,722,000
Deferred income taxes                                                                            112,000             112,000
                                                                                            ------------         -----------
Total current liabilities                                                                      7,994,000          10,291,000

Long-term debt, net of current maturities                                                              -           3,123,000

Convertible notes to related parties                                                                   -           1,500,000
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized;
  Series A convertible preferred stock, 212,800 shares issued at June 30, 2000 and
   December 31, 1999                                                                               2,000               2,000
  Series B convertible preferred stock, 60,000 shares issued at June 30, 2000                      1,000                   -
Common Stock, $.05 par value; 6,000,000 shares authorized,
  4,400,000 shares issued at June 30, 2000  and  December 31, 1999                               221,000             220,000
Additional paid-in capital                                                                    28,533,000          26,945,000
Retained deficit                                                                             (23,619,000)        (23,979,000)
Less Treasury stock, at cost, 100,000 shares                                                    (620,000)           (620,000)
                                                                                            ------------         -----------
Total stockholders' equity                                                                     4,518,000           2,568,000
                                                                                            ------------         -----------
Total liabilities and stockholders' equity                                                  $ 12,512,000         $17,482,000
                                                                                            ============         ===========

------------------------------------------------------------------------------------------------------------------------------------
  The accompanying notes are an integral part of these consolidated balance sheets.

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                          Three Months Ended June 30    Six Months Ended June 30
                                                          --------------------------   -------------------------
                                                              2000          1999          2000           1999
                                                           ----------   -----------   -----------    -----------
Net revenues                                               $7,378,000   $12,355,000   $14,952,000    $25,107,000
Direct costs                                                6,125,000    11,407,000    12,638,000     22,661,000
                                                           ----------   -----------   -----------    -----------
     Gross profit                                           1,253,000       948,000     2,314,000      2,446,000

Marketing and sales expenses                                   93,000       427,000       185,000        826,000
General and administrative expenses                           814,000     1,815,000     1,636,000      2,986,000
Research and development expenses                              82,000        48,000       170,000        155,000
Amortization expenses                                          15,000        46,000        30,000         92,000
                                                           ----------   -----------   -----------    -----------
    Income (loss) from operations                             249,000    (1,388,000)      293,000     (1,613,000)
                                                           ----------   -----------   -----------    -----------

Other expense:
    Interest expense, net                                     139,000       217,000       251,000        408,000
    Other                                                           -             -             -              -
                                                           ----------   -----------   -----------    -----------
Income (loss) before taxes from continuing operations         110,000    (1,605,000)       42,000     (2,021,000)
Income taxes                                                        -             -             -              -
                                                           ----------   -----------   -----------    -----------
Income (loss) from continuing operations                      110,000    (1,605,000)       42,000     (2,021,000)

Income from discontinued operations                           150,000        61,000       606,000         59,000
                                                           ----------   -----------   -----------    -----------
Net income (loss)                                          $  260,000   $(1,544,000)  $   648,000    $(1,962,000)
                                                           ==========   ===========   ===========    ===========
Dividends on preferred stock                                  120,000       120,000       240,000        240,000
                                                           ==========   ===========   ===========    ===========
Net income (loss) to common stockholders                   $  140,000   $(1,664,000)   $  408,000    $(2,202,000)
                                                           ==========   ===========   ===========    ===========
Basic income (loss) per share:
    From continuing operations                             $     0.00        ($0.39)       ($0.05)        ($0.51)
    From discontinued operations                                 0.03          0.01          0.14           0.01
                                                           ==========   ===========   ===========    ===========
Net income (loss)                                          $     0.03   $     (0.38)  $      0.09    $     (0.50)
                                                           ==========   ===========   ===========    ===========
Weighted average shares outstanding                         4,322,000     4,411,000     4,325,000      4,366,000
                                                           ==========   ===========   ===========    ===========
Diluted income (loss) per share
    From continuing operations                             $     0.00        ($0.39)       ($0.05)        ($0.51)
    From discontinued operations                                 0.03          0.01          0.14           0.01
                                                           ==========   ===========   ===========    ===========
Net income (loss)                                          $     0.03        ($0.38)  $      0.09         ($0.50)
                                                           ==========   ===========   ===========    ===========
Weighted average shares outstanding                         4,322,000     4,411,000     4,325,000      4,366,000
                                                           ==========   ===========   ===========    ===========
------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                                         Six Months Ended June 30
                                                                                                      ----------------------------
                                                                                                           2000         1999
                                                                                                      ------------  --------------
Cash flows from operating activities:
Net income (loss)                                                                                     $   408,000    $(2,202,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
 Depreciation and amortization                                                                            744,000      1,220,000
 Gain from discontinued operations                                                                       (606,000)       (59,000)
 Non-cash operating expenses                                                                              553,000              -
 Preferred stock dividends                                                                                240,000        240,000
Changes in assets and liabilities:
 Accounts receivable, net                                                                                 661,000      1,755,000
 Prepaid expenses                                                                                        (313,000)       186,000
 Deposits and other assets                                                                                291,000        (73,000)
 Accounts payable                                                                                      (1,421,000)      (526,000)
 Accrued liabilities                                                                                   (3,625,000)       322,000
                                                                                                      -----------    -----------
 Total adjustments                                                                                     (3,476,000)     3,065,000
                                                                                                      -----------    -----------
Net cash used in continuing operations                                                                 (3,068,000)       863,000
Net cash provided by (used in) discontinued operations                                                   (162,000)       333,000
                                                                                                      -----------    -----------
Net cash provided by (used in) operating activities                                                    (3,230,000)     1,196,000
                                                                                                      -----------    -----------
Cash flows from investing activities:
Capital expenditures                                                                                     (470,000)    (1,020,000)
                                                                                                      -----------    -----------
Net cash used in investing activities                                                                    (470,000)    (1,020,000)
                                                                                                      -----------    -----------
Cash flows from financing activities:
 Borrowings under line of credit agreement                                                               (204,000)     1,018,000
 Principle payments on long-term debt                                                                    (171,000)      (179,000)
 Preferred stock dividends                                                                               (240,000)      (240,000)
 Net proceeds-stock options and other issuances                                                            90,000          5,000
                                                                                                      -----------    -----------
Net cash provided by (used in) financing activities                                                      (525,000)       604,000
                                                                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents                                                   (4,225,000)       780,000
Cash and cash equivalents, at beginning of period                                                       4,387,000        450,000
                                                                                                      -----------    -----------
Cash and cash equivalents, at end of period                                                           $   162,000    $ 1,230,000
                                                                                                      ===========    ===========
Supplemental cash flow information:
Cash paid for interest expense                                                                        $   329,000    $   453,000
Conversion of convertible notes to Series B Convertible Preferred Stock                               $ 1,500,000
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000 and 1999
                                  (Unaudited)

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

(3) On January 15, 2000, the Company converted $1,500,000 in convertible notes held by certain directors and executive officers of the Company into 60,000 shares of Transcend Series B Convertible Preferred Stock (the "Preferred B Shares"). The Preferred B Shares have a stated value of $25.00 per share. The Preferred B Shares do not pay dividends and have voting rights equal to the number of shares of Transcend common stock into which the Preferred B Shares may be converted from time to time. Each share is convertible, at the option of the holder, at any time into 6.9 unregistered shares of Transcend Common Stock. The Series B Preferred Shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

On January 14, 2000, the Company completed a 1 for 5 reverse split of its common stock, and increased the par value of the common stock from $.01 per share to $.05 per share.

(4) The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. In 2000 and 1999, all potentially dilutive securities were antidilutive and therefore are not included in diluted net income (loss) per share.

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

The Company has announced that it has entered into a letter of intent to sell its Co-Sourcing and CodeRemote operations for approximately $7,500,000 in cash and other consideration. The letter of intent is not binding and closing of the proposed transaction is subject to the execution of a definitive agreement and the completion of a due diligence investigation by the buyer.

Results of Operations

Results of operations include the continuing operations of Transcend Services, Inc. and its subsidiaries. Results have been restated with Cascade and Transcend Case Management, Inc. results reported as discontinued operations.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

--------------------------------------------------------------------------------
In Thousands                                   Three Months Ended June 30
                                        ----------------------------------------
                                         2000      1999      Change     % Change
                                        ------    -------    -------    --------
Net revenues                            $7,378    $12,355    $(4,977)      (40%)
Gross profit                             1,253        948        305        32%
Gross margin                              17.0%       7.7%       9.3%
Marketing and sales expenses                93        427       (334)      (78%)
General and administrative expenses        814      1,815     (1,001)      (55%)
Research and development expenses           82         48         34        71%
Amortization expenses                       15         46        (31)      (68%)
Income (loss) from operations           $  249    $(1,388)   $ 1,637

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                 Three Months Ended June 30
                                             -----------------------------------
                                              2000          1999         Change
                                             -----          ----         ------
Net revenues                                 100.0%        100.0%           -
Direct costs                                  83.0%         92.3%        (9.3%)
Gross profit                                  17.0%          7.7%         9.3%
Marketing and sales expenses                   1.3%          3.5%        (2.2%)
General and administrative expenses           11.2%         14.7%        (3.5%)
Research and development                       1.1%          0.4%         0.7%
Amortization expense                           0.2%          0.4%        (0.2%)
Income (loss) from operations                  3.4%        (11.2%)       14.6%
--------------------------------------------------------------------------------

  Net revenues decreased 40% to $7,378,000 for the three months ended June 30,2000 ("the Second Quarter 2000") from $12,355,000 in the comparable 1999 period ("Second Quarter 1999"), a decrease of $4,977,000. The decrease results primarily from a reduction in Co-Sourcing revenues where certain unprofitable or marginally profitable contracts were terminated during 1999, and from the restructuring of the transcription operations in the fall of 1999.

  During the three months ended June 30, 2000, transcription and coding accounted for $3,683,000 or 50% of net revenues compared to $6,500,000, or 53% of net revenues for the comparable 1999 period, a decrease of 43%. During the fourth quarter of 1999, the Company terminated 21 transcription contracts with annual revenues of approximately $3.3 million after determining that the conversion of those accounts to the Company's new technology was not prudent. In November 1999, the Company sold four transcription contracts with annual revenues of approximately $1.4 million. Effective December 1, 1999, the Company sold its Utah and Northeast transcription operations with combined annual revenues of approximately $6.1 million. Excluding the sold and terminated operations and contracts referred to above, the year-over-year transcription and coding declined 3% resulting from terminations, new contracts, and new sales
from CodeRemote, whose operations commenced in April 1999.   As of December 31,
1999 all of the Company's transcription operations had been converted to the Company's standard technology platform.

  During the three months ended June 30, 2000, Co-Sourcing revenues accounted for $3,695,000, or 50% net revenues compared to $5,855,000, or 47% of 1999 revenues, a decrease of 37%. The decrease in Co-Sourcing revenues primarily resulted from the conversion of some contracts to transcription services only, and the termination of unprofitable and low margin contracts.

  Gross profit increased 32.2% to $1,253,000 for the three months ended June 30, 2000 from $948,000 in the comparable period in 1999. Gross profit margins for the Second Quarter 2000 increased to 17.0% of net revenues in 2000 from 7.7% in
1999.   The increase in gross profit margins was primarily attributable to efficiencies gained from the new transcription platform as well as from improvements related to the elimination of unprofitable Co-Sourcing contracts.

  Marketing and sales expenses decreased 78% to $93,000 in the Second Quarter 2000 from $427,000 in the Second Quarter 1999, and decreased as a percentage of net revenues to 1.3% in 2000 compared to 3.5% in 1999. The decrease of $334,000 is attributable to the Company's restructuring of its operations to focus on medical transcription and coding resulting in a reduction in sales staffing.

  General and administrative expenses decreased 55% to $814,000 in the Second Quarter 2000 from $1,815,000 in the Second Quarter 1999, a decrease of $1,001,000. Excluding a $500,000 charge for bad debt expense during the Second Quarter 1999, general and administrative expenses declined $501,000. During the second half of 1999, the Company restructured its operations, and reduced its general and administrative personnel, thereby reducing annual costs.

  Research and development expenses increased 71% to $82,000 in the Second Quarter 2000 compared to $48,000 in the Second Quarter 1999. The increase relates to costs for the transcription platform development.

  Amortization expenses decreased to $15,000 in the Second Quarter 2000 from $46,000 in the Second Quarter 1999 reflecting the impact of the sale of certain transcription operations in December 1999.

  Net interest expense decreased to $139,000 in the Second Quarter 2000 from $217,000 for the Second Quarter 1999, primarily due to reduced borrowings and interest income from cash invested in money market accounts.

  The Company reported income from continuing operations of $110,000 in the Second Quarter 2000 compared to a loss of $1,605,000 in the Second Quarter 1999, an improvement of $1,715,000. After adjusting for the $500,000 bad debt charge in 1999, the improvement was $1,215,000 resulting from higher profit margins, lower selling, general and administrative costs, and lower amortization and interest costs.

  The Company reported income from discontinued operations of $150,000 in the Second Quarter 2000, compared to a gain of $61,000 in the prior year period. Income from discontinued operations in the Second Quarter 2000 is attributable
solely to the operations of Cascade Health Information Software, Inc.   Results
for the Second Quarter 1999 included a loss from Transcend Case Management ("TCM") of $26,000. The Company has closed its TCM operations.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999
--------------------------------------------------------------------------------
In Thousands                               Six Months Ended June 30
                                       -----------------------------------------
                                         2000      1999      Change     % Change
                                       -------   --------   --------    --------
Net revenues                           $14,952    $25,107   $(10,155)      (40%)
Gross profit                             2,314      2,446       (132)       (5%)
Gross margin                              15.5%       9.7%
Marketing and sales expenses               185        826       (641)      (77%)
General and administrative expenses      1,636      2,986     (1,350)      (45%)
Research and development expenses          170        155         15        10%
Amortization expenses                       30         92        (62)      (67%)
Income (loss) from operations          $   293    $(1,613)  $  1,906
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                Three Months Ended June 30
                                         ---------------------------------------
                                          2000           1999          Change
                                         -----          -----          ------
Net revenues                             100.0%         100.0%             -
Direct costs                              84.5%          90.3%          (5.8%)
Gross profit                              15.5%           9.7%           5.8%
Marketing and sales expenses               1.2%           3.3%          (2.1%)
General and administrative expenses       10.9%          11.9%           1.0%
Research and development                   1.1%           0.6%           0.5%
Amortization expense                       0.2%           0.4%          (0.2%)
Income (loss) from operations              2.0%          (6.4%)          8.4%
--------------------------------------------------------------------------------

  Net revenues decreased 40% to $14,952,000 for the six months ended June 30,2000 (the "Year to Date") from $25,107,000 in the comparable 1999 period, a decrease of $10,155,000. The decrease results primarily from a reduction in Co-Sourcing revenues where certain unprofitable or marginally profitable contracts were terminated during 1999, and from the restructuring of the transcription operations in the fall of 1999.

  During the six months ended June 30, 2000, transcription and coding accounted for $7,891,000 or 53% of net revenues compared to $13,134,000, or 52% for the comparable 1999 period net revenues, a decrease of 40%. During the fourth quarter of 1999, the Company terminated 21 transcription contracts with annual revenues of approximately $3.3 million after determining that the conversion of those accounts to the Company's new technology was not prudent. In November 1999, the Company sold four transcription contracts with annual revenues of approximately $1.4 million. Effective December 1, 1999, the Company sold its Utah and Northeast transcription operations with combined annual revenues of approximately $6.1 million. Excluding the sold and terminated operations and contracts referred to above, the year-over-year transcription and coding revenue growth rate was 2.4% resulting from new contracts, net of terminations, and new sales from CodeRemote, whose operations commenced in April 1999.

  During the six months ended June 30, 2000, Co-Sourcing revenues accounted for $7,061,000, or 47% of net revenues compared to $11,973,000, or 48% of 1999 revenues, a decrease of 41%. The decrease in Co-Sourcing revenues primarily resulted from the conversion of some contracts to transcription services only, and the termination of unprofitable and low margin contracts.

  Gross profit decreased 5.4% to $2,314,000 for the six months ended June 30, 2000 from $2,446,000 in the comparable period in 1999. Gross profit margins for the period increased to 15.5% of net revenues in 2000 from 9.7% in 1999. The increase in gross profit margins was primarily attributable to efficiencies gained from the new transcription platform as well as from improvements related to the elimination of unprofitable Co-Sourcing contracts.

  Marketing and sales expenses decreased 78% to $185,000 Year to Date 2000 from $826,000 in 1999, and decreased as a percentage of net revenues to 1.2% in 2000 compared to 3.3% in 1999. The decrease of $641,000 is attributable to the Company's restructuring of its operations to focus on medical transcription and coding resulting in a reduction in sales staffing.

  General and administrative expenses decreased 45% to $1,636,000 Year to Date in 2000 from $2,986,000 in the comparable period in 1999, a decrease of $1,350,000. During the second half of 1999, the Company restructured its operations, and reduced its general and administrative personnel, thereby reducing annual costs.

  Research and development expenses increased 10% to $170,000 Year to Date 2000 compared to $155,000 in the comparable period in 1999.

  Amortization expenses decreased to $30,000 Year to Date 2000 from $92,000 in the comparable period in 1999 reflecting the impact of the sale of certain transcription operations in December 1999.

  Net interest expense decreased to $251,000 Year to Date 2000 from $408,000 in the comparable period in 1999, primarily due to reduced borrowings and interest income from cash invested in money market accounts.

  The Company reported income from operations of $293,000 Year to Date 2000 compared to a loss of $1,613,000 in the comparable period in 1999, an improvement of $1,906,000. The improvement was due to the Company's overall efforts to restructure its business, convert to its new technology, and pursue its new strategy resulting in higher profit margins, lower selling, general and administrative costs, and lower amortization and interest costs.

  Income from discontinued operations of $606,000 Year to Date 2000 includes a one-time gain on the favorable settlement of an arbitration case of $460,000. Excluding the one-time gain, the income from discontinued operations was $146,000 Year To Date 2000 compared to net income of $59,000 for the comparable period in 1999.

Liquidity and Capital Resources

  The Company's cash flows from continuing operations used cash of $3,068,000 for the six months ended June 30, 2000 primarily due to a reduction in accrued liabilities and accounts payable, offset by net income and other changes in assets and liabilities. Discontinued operations used $162,000 of cash. The Company's net working capital decreased to a deficit of $1,319,000 during the six months ended June 30, 2000, from a deficit of $731,000 at December 31, 1999, primarily due to the re-classification of the Company's borrowings with Coast Business Credit (see below) as current liabilities from long-term liabilities.

  The Company's cash flows from investing activities used cash of $470,000 in the six months ended June 30, 2000 for the purchase of capital equipment. Capital expenditures were primarily for investments in electronic document management systems for a Co-Sourcing customer and workstations, servers, dictation equipment and software for transcription operations.

  Cash flows from financing activities used cash of $525,000 in the six months ended June 30, 2000 primarily due to repayments of $204,000 on its credit facility and $171,000 on other long term debt, payments of preferred stock dividends of $120,000, offset by proceeds from stock option exercises and other issuances.

  The Company has a $3.0 million credit agreement with Coast Business Credit ("Coast"), an asset-based lender (and a division of Southern Pacific Thrift and Loan Association) which matures May 31, 2001. The agreement provides the Company with a $2.7 million working capital facility and a $300,000 capital expenditure facility secured by substantially all of the Company's assets. These Coast facilities do not contain any financial covenants but restrict payment of dividends and entry into financing arrangements without consent. Coast has consented to the payment of dividends related to the preferred stock. Funding limits under the Coast agreement are determined by a funding formula. The funding formula is based on 1.5 to 2.0 times monthly contractual revenues, plus 80% of all medical transcription receivables less than 90 days old under the working capital facility, and up to $300,000 on new capital expenditures under the capital expenditure facility. The minimum borrowing requirement under this agreement is 40% of the credit facility.

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

Recent Developments

  On August 14, 2000 the Company entered into  bridge loan agreements with Larry
G. Gerdes, Chief Executive Officer and Director, and Walter S. Huff, Director, to provide short term capital to retire its convertible debentures which mature August 15, 2000. The unsecured loans total $1,600,000, bear interest at 10.75%, which approximates the Coast interest rate, and mature upon the earlier of November 15, 2000 or upon closing of the proposed sale of the Co-Sourcing and CodeRemote businesses. The Company has also secured agreements with certain debenture holders to extend the maturity date of their debentures, which total $350,000, until the earlier of November 15, 2000 or upon closing of the proposed sale of the Co-Sourcing and CodeRemote business.

  The Company anticipates that cash on hand, together with internally generated funds, cash collected from discontinued operations, cash from the bridge loan, and cash available under its working capital facility and equipment loan facility described above should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business, and meet its convertible debenture retirement requirements during 2000.

  The Company will require additional funds to repay the bridge notes and debentures maturing in November 2000 should the proposed sale of its Co-Sourcing and CodeRemote businesses not close prior to that date.


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

 In June 2000, the Company settled this claim.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Stockholders on May 9, 2000. The following Directors were elected to serve until the next Annual Meeting of Stockholders or until their Successors are elected and qualified:

                                         VOTES     VOTES
                                          FOR     WITHHELD
                                       ---------  --------

                Donald L. Lucas        4,090,718   119,633
                Larry G. Gerdes        4,057,016   153,335
                George B. Caldwell     4,090,020   120,331
                Walter S. Huff, Jr.    4,089,120   121,231
                Charles E. Thoele      4,090,020   120,331
                B. Frederick Becker    4,089,980   120,371

The stockholders also ratified the appointment of Arthur Andersen, LLP as independent accountants for the Company for the year ending December 31, 2000 with 4,171,951 votes FOR, 27,761 votes AGAINST and 10,639 ABSTAINING.

Item 6.  Exhibits and Reports on Form 8-K.

  The following exhibits are filed herewith:

Exhibit 4.6.5 - Amendment to Loan Agreement provided by Coast Business Credit

Exhibit 4.13  - Promissory Note between the Company and Walter S. Huff, Jr.

Exhibit 4.14  - Promissory Note between the Company and Larry G. Gerdes

Exhibit 27    - Financial Data Schedule for the six months ended June 30, 2000
                (for SEC use only)

Reports on Form 8-K: There were no reports filed on Form 8-K during the quarter.
-------------------

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                TRANSCEND SERVICES, INC.



August 14, 2000                 By: /s/ Larry G. Gerdes
                                    --------------------------------------------
                                    Larry G. Gerdes,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



August 14, 2000                 By: /s/ Doug Shamon
                                    --------------------------------------------
                                    Doug Shamon
                                    Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit 4.6.5 - Amendment to Loan Agreement provided by Coast Business Credit

Exhibit 4.13  - Promissory Note between the Company and Walter S. Huff, Jr.

Exhibit 4.14  - Promissory Note between the Company and Larry G. Gerdes

Exhibit 27    - Financial Data Schedule for the six months ended June 30, 2000
                (for SEC use only)