Form 10-Q/A
period 2000-03-31
TRANSCEND SERVICES INC
filed 2000-11-14
CIK 858452

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A
                               (Amendment No. 1)


( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF   1934


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

          945 East Paces Ferry Rd, Suite 1475, Atlanta, Georgia 30326
             (Address of principal executive offices and zip code)
      Registrant's telephone number, including area code: (404) 364-8000

          3353 Peachtree Rd., N.E., Suite 1000, Atlanta, Georgia 30326 (Former name, former address, and former fiscal year, if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----



     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

            Class                               Outstanding at November 7, 2000
            -----                               -------------------------------
Common Stock, $.05 par value                            4,353,143 Shares

================================================================================

                                 INDEX


                                                                 PAGE
                                                                 ----

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

             Consolidated Balance Sheets as of
             March 31, 2000 and December 31, 1999...............   3

             Consolidated Statements of Operations for the
             Three Months Ended March 31, 2000 and 1999.........   4

             Consolidated Statements of Cash Flows for the
             Three Months Ended March 31, 2000 and 1999.........   5

             Notes to Consolidated Financial Statements.........   6


Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations......   7

PART II. OTHER INFORMATION......................................  10

Item 6.  Exhibits and Reports on Form 8-K.......................  10

SIGNATURES......................................................  11

Exhibit 27   Summary Financial Information......................  12

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                           TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                                March 31, 2000   December 31, 1999
                                                                                                --------------   -----------------
                           ASSETS
                           ------
Current assets:
Cash and cash equivalents                                                                         $  1,705,000        $  4,387,000
Short-term investments                                                                               1,342,000                   -
Accounts receivable, net of allowance for doubtful accounts
  of $733,000 at March 31, 2000 and $703,000 at December 31, 1999                                    4,008,000           4,941,000
Prepaid expenses and other current assets                                                              282,000             232,000
                                                                                                  ------------        ------------
Total current assets                                                                                 7,337,000           9,560,000
                                                                                                  ------------        ------------

Property and equipment:
  Computer equipment                                                                                 5,287,000           5,114,000
  Software development                                                                                 836,000             836,000
  Furniture and fixtures                                                                               126,000             126,000
                                                                                                  ------------        ------------
  Property and equipment                                                                             6,249,000           6,076,000
  Accumulated depreciation                                                                          (2,110,000)         (1,746,000)
                                                                                                  ------------        ------------
Property and equipment, net                                                                          4,139,000           4,330,000
Notes Receivable                                                                                       712,000             722,000
Goodwill and other intangible assets, net of accumulated amortization of
  $667,000 in 2000 and $637,000 in 1999                                                                576,000             606,000
Net assets from discontinued operations                                                              1,147,000           2,264,000
                                                                                                  ------------        ------------
Total assets                                                                                      $ 13,911,000        $ 17,482,000
                                                                                                  ============        ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
Current liabilities:
Current maturities of long-term debt                                                              $  2,269,000        $  2,280,000
Accounts payable                                                                                     1,282,000           2,177,000
Accrued compensation and benefits                                                                      898,000           2,000,000
Other accrued liabilities                                                                            2,074,000           3,722,000
Deferred income taxes                                                                                  112,000             112,000
                                                                                                  ------------        ------------
Total current liabilities                                                                            6,635,000          10,291,000

Long-term debt, net of current maturities                                                            3,507,000           3,123,000

Convertible notes to related parties                                                                         -           1,500,000
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized;
  Series A convertible preferred stock, 212,800 shares issued at
    March 31, 2000 and December 31, 1999                                                                 2,000               2,000
  Series B convertible preferred stock, 60,000 share issued at March 31, 2000                            1,000                   -
Common Stock, $.05 par value; 6,000,000 shares authorized,
  4,400,000 shares issued at March 31, 2000 and December 31, 1999                                      220,000             220,000
Additional paid-in capital                                                                          28,462,000          26,945,000
Retained deficit                                                                                   (23,898,000)        (23,979,000)
Unrealized gain/loss                                                                                  (398,000)                  -
Less Treasury stock, at cost, 100,000 shares                                                          (620,000)           (620,000)
                                                                                                  ------------        ------------
Total stockholders' equity                                                                           3,960,000           2,568,000
                                                                                                  ------------        ------------
Total liabilities and stockholders' equity                                                        $ 13,911,000        $ 17,482,000
                                                                                                  ============        ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                          TRANSCEND SERVICES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                Three Months Ended March 31
                                                ---------------------------
                                                     2000           1999
                                                ---------------------------
Net revenues:
    Transcription and Coding                       4,208,000      6,635,000
    Co-Sourcing                                    3,366,000      6,125,000
                                                  ----------     ----------
    Total net revenues                             7,574,000     12,760,000
Direct costs:
    Transcription and Coding                       3,634,000      5,928,000
    Co-Sourcing                                    2,880,000      5,343,000
                                                  ----------     ----------
     Total direct costs                            6,514,000     11,271,000
Gross profit:                                      1,060,000      1,489,000

Marketing and sales expenses                          91,000        397,000
General and administrative expenses                  821,000      1,171,000
Research and development expenses                     88,000        107,000
Amortization expenses                                 15,000         60,000
                                                  ----------     ----------
    Income (loss) from operations                     45,000       (246,000)
                                                  ----------     ----------

Interest expense, net                                112,000        191,000
                                                  ----------     ----------

Loss before taxes and discontinued operations        (67,000)      (437,000)
Income taxes                                               -              -
                                                  ----------     ----------
Loss before discontinued operations                  (67,000)      (437,000)

Income from discontinued operations                  266,000         19,000
                                                  ----------     ----------
Net income (loss)                                 $  199,000     $ (418,000)
                                                  ==========     ==========

Dividends on preferred stock                         120,000        120,000
                                                  ==========     ==========
Net income (loss) to common stockholders          $   79,000     $ (538,000)
                                                  ==========     ==========

Basic income (loss) per share:
    From continuing operations                    $    (0.04)    $    (0.13)
    From discontinued operations                        0.06           0.01
                                                  ==========     ==========
Net income (loss) to common stockholders          $     0.02     $    (0.12)
                                                  ==========     ==========

Weighted average shares outstanding                4,394,000      4,321,000
                                                  ==========     ==========

Diluted income (loss) per share
    From continuing operations                    $    (0.04)    $    (0.13)
    From discontinued operations                        0.06           0.01
                                                  ----------     ----------
Net income (loss)                                 $     0.02     $    (0.12)
                                                  ----------     ----------

Weighted average shares outstanding                4,739,000      4,321,000
                                                  ----------     ----------

The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                      Three Months Ended March 31
                                                                                                      ----------------------------
                                                                                                           2000           1999
                                                                                                      -----------      -----------
Cash flows from operating activities:
Net income (loss)                                                                                     $    79,000       $(538,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                        394,000         601,000
     Gain from discontinued operations                                                                   (266,000)        (19,000)
     Preferred stock dividends                                                                            120,000         120,000
Changes in assets and liabilities:
     Accounts receivable, net                                                                             933,000         549,000
     Prepaid expenses                                                                                     (50,000)        (85,000)
     Deposits and other assets                                                                             10,000          78,000
     Accounts payable                                                                                    (895,000)       (116,000)
     Accrued liabilities                                                                               (2,750,000)       (658,000)
                                                                                                      -----------       ---------
     Total adjustments                                                                                 (2,504,000)        470,000
                                                                                                      -----------       ---------
Net cash used in continuing operations                                                                 (2,425,000)        (68,000)
Net cash provided by (used in) discontinued operations                                                   (356,000)        463,000
                                                                                                      -----------       ---------
Net cash provided by (used in) operating activities                                                    (2,781,000)        395,000
                                                                                                      -----------       ---------

Cash flows from investing activities:
Capital expenditures                                                                                     (173,000)       (657,000)
                                                                                                      -----------       ---------
Net cash used in investing activities                                                                    (173,000)       (657,000)
                                                                                                      -----------       ---------

Cash flows from financing activities:
     Borrowings under line of credit agreement                                                            384,000         405,000
     Principle payments on long-term debt                                                                 (11,000)       (120,000)
     Preferred stock dividends                                                                           (120,000)       (120,000)
     Net proceeds-Series B convertible preferred stock and other issuances                                 19,000           5,000
                                                                                                      -----------       ---------
Net cash provided by financing activities                                                                 272,000         170,000
                                                                                                      -----------       ---------

Net decrease in cash and cash equivalents                                                              (2,682,000)        (92,000)
Cash and cash equivalents, at beginning of period                                                       4,387,000         450,000
                                                                                                      -----------       ---------


Cash and cash equivalents, at end of period                                                           $ 1,705,000      $  358,000
                                                                                                      ===========      ==========

Supplemental cash flow information:
Cash paid for interest expense                                                                        $   135,000      $  179,000
Conversion of convertible notes to Series B Preferred Stock                                           $ 1,500,000               -

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

(2) Short term investments composed of common stock in Core, Inc. are deemed to be available for sale after March 2001 and are reported at fair market value based on quoted market prices. Net unrealized gains and losses are reported as a separate component of stockholders equity.

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

(6) The Company has modified the way certain software revenue was recorded in its Cascade subsidiary for the first quarter of 2000. Cascade's results are included in the "income from discontinued operations" line item in its statements of operations. Going forward, the Company will recognize revenue at time of delivery as opposed to a breakdown between time of contract and time of system implementation.

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

            In Thousands                     Three Months Ended March 31
------------------------------------------------------------------------------
                                        2000      1999      Change    % Change
------------------------------------------------------------------------------
Net revenues                           $7,574   $12,760    $(5,186)    (41%)
------------------------------------------------------------------------------
Gross profit                            1,060     1,489       (429)    (29%)
------------------------------------------------------------------------------
Gross margin                             14.0%     11.7%
------------------------------------------------------------------------------
Marketing and sales expenses               91       397       (306)    (77%)
------------------------------------------------------------------------------
General and administrative expenses       821     1,171       (350)    (30%)
------------------------------------------------------------------------------
Research and development expenses          88       107        (19)    (18%)
------------------------------------------------------------------------------
Amortization expenses                      15        60        (45)    (75%)
------------------------------------------------------------------------------
Income (loss) from operations          $   45     $(244)  $    289
------------------------------------------------------------------------------

                                         Three Months Ended March 31
--------------------------------------------------------------------------
                                           2000      1999     Change
--------------------------------------------------------------------------
Net revenues                              100.0%    100.0%         --
--------------------------------------------------------------------------
Direct costs                               86.0%     88.3%       (2.3%)
--------------------------------------------------------------------------
Gross profit                               14.0%     11.7%        2.3%
--------------------------------------------------------------------------
Marketing and sales expenses                1.2%      3.1%       (1.9%)
--------------------------------------------------------------------------
General and administrative expenses        10.8%      9.2%        1.6%
--------------------------------------------------------------------------
Research and development                    1.2%      0.8%        0.4%
--------------------------------------------------------------------------
Amortization expense                        0.2%      0.5%       (0.3%)
--------------------------------------------------------------------------
Income  (loss) from operations              0.6%     (1.9%)       2.5%
--------------------------------------------------------------------------

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

  Net revenues decreased 41% to $7,574,000 for the three months ended March
31, 2000 ("the First Quarter") from $12,760,000 in the comparable 1999 period, a decrease of $5,186,000. The decrease results primarily from a reduction in Co-Sourcing revenues where certain unprofitable or marginally profitable contracts were terminated during 1999, and from the restructuring of the transcription operations in the fall of 1999.

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

  The reported gain from discontinued operations of $266,000 in the First Quarter 2000 is attributable to a one-time gain on the favorable settlement of an arbitration case. Excluding the one-time gain, the net loss from discontinued operations was $3,000 compared to net income of $19,000 in First Quarter 1999. The Company has modified the way certain software revenue was recorded in its Cascade subsidiary for the first quarter of 2000. Cascade's results are included in the "income from discontinued operations" line item in its statements of operations.

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

PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

 The following exhibits are filed herewith:


               27     Financial Data Schedule 2000  (for SEC use only)

     Reports on Form 8-K:
     -------------------

     On January 21, 2000, the company filed a Form8-K to evidence Transcend's compliance with Nasdaq's tangible net worth continued listing requirements.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                  TRANSCEND SERVICES, INC.



November 14, 2000                 By: /s/ Larry G. Gerdes
                                     ------------------------------------------
                                     Larry G. Gerdes,
                                     President, Chief Executive Officer and
                                     Chief Financial Officer
                                     (Principal Executive and Financial Officer)



November 14, 2000                 By: /s/ Mary V. Bates
                                     ------------------------------------------
                                     Mary V. Bates
                                     Chief Accounting Officer
                                     (Principal Accounting Officer)