Form 10-Q/A
period 2000-06-30
TRANSCEND SERVICES INC
filed 2000-11-14
CIK 858452

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

          3353 Peachtree Rd, N.E., Suite 1000, Atlanta, Georgia 30326
                (Former name, former address, and former fiscal
                      year, if changed since last report)


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

                                 INDEX


                                                                 PAGE
                                                                 ----

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            June 30, 2000 and December 31, 1999.................   3

            Consolidated Statements of Operations for the
            Three Months Ended and the Six Months Ended
            June 30, 2000 and 1999..............................   4

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2000 and 1999.............   5

            Notes to Consolidated Financial Statements..........   6


Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......   7

PART II. OTHER INFORMATION......................................  12

Item 6.  Exhibits and Reports on Form 8-K.......................  12

SIGNATURES......................................................  13

Exhibit Index...................................................  14

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                           TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                                                                 June 30, 2000   December 31, 1999
                                                                                                 -------------   -----------------
                          ASSETS
                          ------
Current assets:
Cash and cash equivalents                                                                         $    162,000        $  4,387,000
Short-term investments                                                                               1,688,000                   -
Accounts receivable, net of allowance for doubtful accounts
  of $584,000 at June 30, 2000 and $703,000 at December 31, 1999                                     4,280,000           4,941,000
Prepaid expenses and other current assets                                                              545,000             232,000
                                                                                                  ------------        ------------
Total current assets                                                                                 6,675,000           9,560,000
                                                                                                  ------------        ------------

Property and equipment:
  Computer equipment                                                                                 4,408,000           5,114,000
  Software development                                                                                 836,000             836,000
  Furniture and fixtures                                                                               126,000             126,000
                                                                                                  ------------        ------------
  Property and equipment                                                                             5,370,000           6,076,000
  Accumulated depreciation                                                                          (1,815,000)         (1,746,000)
                                                                                                  ------------        ------------
Property and equipment, net                                                                          3,555,000           4,330,000
Notes Receivable                                                                                       431,000             722,000
Goodwill and other intangible assets, net of accumulated amortization of
  $507,000 at June 30, 2000 and $637,000 at December 31, 1999                                          556,000             606,000
Net assets from discontinued operations                                                                970,000           2,264,000
                                                                                                  ------------        ------------
Total assets                                                                                      $ 12,188,000        $ 17,482,000
                                                                                                  ============        ============
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
Current maturities of long-term debt                                                              $  5,028,000        $  2,280,000
Accounts payable                                                                                       756,000           2,177,000
Accrued compensation and benefits                                                                      338,000           2,000,000
Other accrued liabilities                                                                            1,760,000           3,722,000
Deferred income taxes                                                                                  112,000             112,000
                                                                                                  ------------        ------------
Total current liabilities                                                                            7,994,000          10,291,000

Long-term debt, net of current maturities                                                                    -           3,123,000

Convertible notes to related parties                                                                         -           1,500,000
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized;
  Series A convertible preferred stock, 212,800 shares issued at June 30, 2000
     and December 31, 1999                                                                               2,000               2,000
  Series B convertible preferred stock, 60,000 shares issued at June 30, 2000                            1,000                   -
Common Stock, $.05 par value; 6,000,000 shares authorized,
  4,400,000 shares issued at June 30, 2000  and  December 31, 1999                                     221,000             220,000
Additional paid-in capital                                                                          28,533,000          26,945,000
Retained deficit                                                                                   (23,891,000)        (23,979,000)
Unrealized gain/loss                                                                                   (52,000)
Less Treasury stock, at cost, 100,000 shares                                                          (620,000)           (620,000)
Total stockholders' equity                                                                           4,518,000           2,568,000
                                                                                                  ------------        ------------
Total liabilities and stockholders' equity                                                        $ 12,188,000        $ 17,482,000
                                                                                                  ============        ============
 The accompanying notes are an integral part of these consolidated balance sheets.


                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three Months Ended June 30   Six Months Ended June 30
                                                         --------------------------  --------------------------
                                                             2000          1999          2000           1999
                                                         -----------  -------------  -----------   ------------
Net revenues                                              $7,378,000  $ 12,355,000   $14,952,000   $ 25,107,000
Direct costs                                               6,125,000    11,407,000    12,638,000     22,661,000
                                                          ----------  ------------   -----------   ------------
     Gross profit                                          1,253,000       948,000     2,314,000      2,446,000

Marketing and sales expenses                                  93,000       427,000       185,000        826,000
General and administrative expenses                          814,000     1,815,000     1,636,000      2,986,000
Research and development expenses                             82,000        48,000       170,000        155,000
Amortization expenses                                         15,000        46,000        30,000         92,000
                                                          ----------  ------------   -----------   ------------
    Income (loss) from operations                            249,000    (1,388,000)      293,000     (1,613,000)
                                                          ----------  ------------   -----------   ------------

Other expense:
    Interest expense, net                                    139,000       217,000       251,000        408,000
    Other                                                          -             -             -              -
                                                          ----------  ------------   -----------   ------------

Income (loss) before taxes from continuing operations        110,000    (1,605,000)       42,000     (2,021,000)
Income taxes                                                       -             -             -              -
                                                          ----------  ------------   -----------   ------------
Income (loss) from continuing operations                     110,000    (1,605,000)       42,000     (2,021,000)

Income from discontinued operations                           14,000        61,000       282,000         59,000
                                                          ----------  ------------   -----------   ------------
Net income (loss)                                         $  124,000   $(1,544,000)  $   324,000    $(1,962,000)
                                                          ==========   ===========   ===========    ===========

Dividends on preferred stock                                 120,000       120,000       240,000        240,000
                                                          ==========   ===========   ===========    ===========
Net income (loss) to common stockholders                  $    4,000   $(1,664,000)  $    34,000    $(2,202,000)
                                                          ==========   ===========   ===========    ===========

Basic income (loss) per share:
    From continuing operations                            $     0.00   $     (0.39)  $     (0.05)   $     (0.51)
    From discontinued operations                                0.00          0.01          0.07           0.01
                                                          ==========   ===========   ===========    ===========
Net income (loss)                                         $     0.00   $     (0.38)  $      0.02    $     (0.50)
                                                          ==========   ===========   ===========    ===========

Weighted average shares outstanding                        4,322,000     4,411,000     4,325,000      4,366,000
                                                          ==========   ===========   ===========    ===========

Diluted income (loss) per share
    From continuing operations                            $     0.00   $     (0.39)  $     (0.05)   $     (0.51)
    From discontinued operations                                0.00          0.01          0.07           0.01
                                                          ==========   ===========   ===========    ===========
Net income (loss)                                         $     0.00   $     (0.38)  $      0.02    $     (0.50)
                                                          ==========   ===========   ===========    ===========

Weighted average shares outstanding                        4,322,000     4,411,000     4,325,000      4,366,000
                                                          ==========   ===========   ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                       Six Months Ended June 30
                                                                                                    ----------------------------
                                                                                                          2000         1999
                                                                                                    ----------------------------
Cash flows from operating activities:
Net income (loss)                                                                                     $    84,000    $(2,202,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                        744,000      1,220,000
     Gain from discontinued operations                                                                   (282,000)       (59,000)
      Non-cash operating expenses                                                                         553,000              -
     Preferred stock dividends                                                                            240,000        240,000
Changes in assets and liabilities:
     Accounts receivable, net                                                                             661,000      1,755,000
     Prepaid expenses                                                                                    (313,000)       186,000
     Deposits and other assets                                                                            291,000        (73,000)
     Accounts payable                                                                                  (1,421,000)      (526,000)
     Accrued liabilities                                                                               (3,625,000)       322,000
                                                                                                      -----------    -----------
     Total adjustments                                                                                 (3,153,000)     3,065,000
                                                                                                      -----------    -----------
Net cash used in continuing operations                                                                 (3,069,000)       863,000
Net cash provided by (used in) discontinued operations                                                   (161,000)       333,000
                                                                                                      -----------    -----------
Net cash provided by (used in) operating activities                                                    (3,230,000)     1,196,000
                                                                                                      -----------    -----------

Cash flows from investing activities:
Capital expenditures                                                                                     (470,000)    (1,020,000)
                                                                                                      -----------    -----------
Net cash used in investing activities                                                                    (470,000)    (1,020,000)
                                                                                                      -----------    -----------

Cash flows from financing activities:
     Borrowings under line of credit agreement                                                           (204,000)     1,018,000
     Principle payments on long-term debt                                                                (171,000)      (179,000)
     Preferred stock dividends                                                                           (240,000)      (240,000)
     Net proceeds- stock options and other issuances                                                       90,000          5,000
                                                                                                      -----------    -----------
Net cash provided by (used in) financing activities                                                      (525,000)       604,000
                                                                                                      -----------    -----------

Net decrease in cash and cash equivalents                                                              (4,225,000)       780,000
Cash and cash equivalents, at beginning of period                                                       4,387,000        450,000
                                                                                                      -----------    -----------


Cash and cash equivalents, at end of period                                                           $   162,000   $  1,230,000
                                                                                                      ===========   ============

Supplemental cash flow information:
Cash paid for interest expense                                                                        $   329,000   $    453,000
Conversion of convertible notes to Series B Preferred Stock                                           $ 1,500,000              -

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

(5) The Company has modified the way certain software revenue was recorded in its Cascade subsidiary for the second quarter of 2000. Cascade's results are included in the "income from discontinued operations" line item in its statement of operations. Going forward, the Company will recognize revenue at time of delivery as opposed to a breakdown between time of contract and time of system implementation.

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

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

            In Thousands                     Three Months Ended March 31
------------------------------------------------------------------------------
                                        2000      1999       Change   % Change
------------------------------------------------------------------------------
Net revenues                           $7,378    $12,355    $(4,977)    (40%)
------------------------------------------------------------------------------
Gross profit                            1,253        948        305      32%
------------------------------------------------------------------------------
Gross margin                             17.0%       7.7%       9.3%
------------------------------------------------------------------------------
Marketing and sales expenses               93        427       (334)    (78%)
------------------------------------------------------------------------------
General and administrative expenses       814      1,815     (1,001)    (55%)
------------------------------------------------------------------------------
Research and development expenses          82         48         34      71%
------------------------------------------------------------------------------
Amortization expenses                      15         46        (31)    (68%)
------------------------------------------------------------------------------
Income (loss) from operations          $  249    $(1,388)   $ 1,637
------------------------------------------------------------------------------

                                         Three Months Ended March 31
--------------------------------------------------------------------------
                                          2000      1999       Change
--------------------------------------------------------------------------
Net revenues                             100.0%    100.0%         --
--------------------------------------------------------------------------
Direct costs                              83.0%     92.3%       (9.3%)
--------------------------------------------------------------------------
Gross profit                              17.0%      7.7%        9.3%
--------------------------------------------------------------------------
Marketing and sales expenses               1.3%      3.5%       (2.2%)
--------------------------------------------------------------------------
General and administrative expenses       11.2%     14.7%       (3.5%)
--------------------------------------------------------------------------
Research and development                   1.1%      0.4%        0.7%
--------------------------------------------------------------------------
Amortization expense                       0.2%      0.4%       (0.2%)
--------------------------------------------------------------------------
Income  (loss) from operations             3.4%    (11.2%)      14.6%
--------------------------------------------------------------------------


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

  The Company reported income from discontinued operations of $14,000 in the Second Quarter 2000, compared to a gain of $61,000 in the prior year period. Income from discontinued operations in the Second Quarter 2000 is attributable solely to the operations of Cascade Health Information Software, Inc. Results for the Second Quarter 1999 included a loss from Transcend Case Management ("TCM") of $26,000. The Company has closed its TCM operations. The Company has modified the way certain software revenue was recorded in discontinued operations, which are primarily comprised of its Cascade subsidiary, for the second quarter of 2000.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

            In Thousands                        Six Months Ended June 30
----------------------------------------------------------------------------------
                                         2000      1999       Change     % Change
----------------------------------------------------------------------------------
Net revenues                           $14,952   $ 25,107    $(10,155)     (40%)
----------------------------------------------------------------------------------
Gross profit                             2,314      2,446        (132)      (5%)
----------------------------------------------------------------------------------
Gross margin                              15.5%       9.7%
----------------------------------------------------------------------------------
Marketing and sales expenses               185        826        (641)     (77%)
----------------------------------------------------------------------------------
General and administrative expenses      1,636      2,986      (1,350)     (45%)
----------------------------------------------------------------------------------
Research and development expenses          170        155          15       10%
----------------------------------------------------------------------------------
Amortization expenses                       30         92         (62)     (67%)
----------------------------------------------------------------------------------
Income (loss) from operations          $   293    $(1,613)  $   1,906
----------------------------------------------------------------------------------

                                         Three Months Ended June 30
----------------------------------------------------------------------
                                          2000      1999     Change
----------------------------------------------------------------------
Net revenues                             100.0%    100.0%         --
----------------------------------------------------------------------
Direct costs                              84.5%     90.3%       (5.8%)
----------------------------------------------------------------------
Gross profit                              15.5%      9.7%        5.8%
----------------------------------------------------------------------
Marketing and sales expenses               1.2%      3.3%       (2.1%)
----------------------------------------------------------------------
General and administrative expenses       10.9%     11.9%        1.0%
----------------------------------------------------------------------
Research and development                   1.1%      0.6%        0.5%
----------------------------------------------------------------------
Amortization expense                       0.2%      0.4%       (0.2%)
----------------------------------------------------------------------
Income  (loss) from operations             2.0%     (6.4%)       8.4%
----------------------------------------------------------------------

  Net revenues decreased 40% to $14,952,000 for the six months ended June
30, 2000 (the "Year to Date") from $25,107,000 in the comparable 1999 period, a decrease of $10,155,000. The decrease results primarily from a reduction in Co-Sourcing revenues where certain unprofitable or marginally profitable contracts were terminated during 1999, and from the restructuring of the transcription operations in the fall of 1999.

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

  Income from discontinued operations of $282,000 Year to Date 2000 includes a one-time gain on the favorable settlement of an arbitration case of $460,000. Excluding the one-time gain, the loss from discontinued operations was $178,000 Year To Date 2000 compared to net income of $59,000 for the comparable period in 1999. The Company has modified the way certain software revenue was recorded in its Cascade subsidiary for the second quarter of 2000. Cascade's results are included in the "income from discontinued operations" line item in its statements of operations.

Liquidity and Capital Resources

  The Company's cash flows from continuing operations used cash of $3,069,000 for the six months ended June 30, 2000 primarily due to a reduction in accrued liabilities and accounts payable, offset by net income and other changes in assets and liabilities. Discontinued operations used $161,000 of cash. The Company's net working capital decreased to a deficit of $1,319,000 during the six months ended June 30, 2000, from a deficit of $731,000 at December 31, 1999, primarily due to the re-classification of the Company's borrowings with Coast Business Credit (see below) as current liabilities from long-term liabilities.

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



PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

 The following exhibits are filed herewith:

Exhibit 27 - Financial Data Schedule for the six months ended June 30, 2000 (for
             SEC use only)

Reports on Form 8-K:  There were no reports filed on Form 8-K during the
-------------------
quarter.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 TRANSCEND SERVICES, INC.



November 14, 2000                By: /s/ Larry G. Gerdes
                                     -------------------------------------------
                                     Larry G. Gerdes,
                                     President, Chief Executive Officer and
                                     Chief Financial Officer
                                     (Principal Executive and Financial Officer)



November 14, 2000                By: /s/ Mary V. Bates
                                     -------------------------------------------
                                     Mary V. Bates
                                     Chief Accounting Officer
                                     (Principal Accounting Officer)