Form 10-Q
period 2000-09-30
TRANSCEND SERVICES INC
filed 2000-11-14
CIK 858452

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2000

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

            3353 Peachtree Rd, N.E., Suite 1000, Atlanta, GA 30326 (Former name, former address, and former fiscal year, if changed since last report)


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

                                            INDEX

                                                                                                                     PAGE
                                                                                                                     ----
PART  I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets as of
              September 30, 2000 and December 31, 1999................................................................  3

              Consolidated Statements of Operations for the
              Three Months Ended and the Nine Months Ended
              September 30, 2000 and 1999.............................................................................  4

              Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2000 and 1999...........................................................  5

              Notes to Consolidated Financial Statements..............................................................  6


Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........................................................  8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.................................................. 13

PART II.  OTHER INFORMATION........................................................................................... 13

Item 6.   Exhibits and Reports on Form 8-K............................................................................ 13

SIGNATURES............................................................................................................ 14

Exhibit Index......................................................................................................... 15

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

                           TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                            September 30, 2000   December 31, 1999
                                                                                            ------------------   -----------------
               ASSETS
               ------
Current assets:
Cash and cash equivalents                                                                         $     89,000        $  4,387,000
Short-term investments                                                                               1,492,000                  -
Accounts receivable, net of allowance for doubtful accounts
  of $544,000 at September 30, 2000 and $703,000 at December 31, 1999                                3,518,000           4,941,000
Prepaid expenses and other current assets                                                              381,000             232,000
                                                                                                  ------------        ------------
Total current assets                                                                                 5,480,000           9,560,000
                                                                                                  ------------        ------------

Property and equipment:
  Computer equipment                                                                                 4,594,000           5,114,000
  Software development                                                                                 836,000             836,000
  Furniture and fixtures                                                                               143,000             126,000
                                                                                                  ------------        ------------
  Property and equipment                                                                             5,573,000           6,076,000
  Accumulated depreciation                                                                          (2,070,000)         (1,746,000)
                                                                                                  ------------        ------------
Property and equipment, net                                                                          3,503,000           4,330,000
Notes Receivable                                                                                       472,000             722,000
Goodwill and other intangible assets, net of accumulated amortization of
  $522,000 at September 30, 2000 and $637,000 at December 31, 1999                                     541,000             606,000
Net assets from discontinued operations                                                              1,137,000           2,264,000
                                                                                                  ------------        ------------
Total assets                                                                                      $ 11,133,000        $ 17,482,000
                                                                                                  ============        ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
Current maturities of long-term debt                                                              $  4,755,000        $  2,280,000
Accounts payable                                                                                       495,000           2,177,000
Accrued compensation and benefits                                                                       54,000           2,000,000
Other accrued liabilities                                                                            1,732,000           3,722,000
Deferred income taxes                                                                                  112,000             112,000
                                                                                                  ------------        ------------
Total current liabilities                                                                            7,148,000          10,291,000

Long-term debt, net of current maturities                                                                   -            3,123,000

Convertible notes to related parties                                                                        -            1,500,000
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized;
 Series A convertible preferred stock, 212,800 shares issued at September 30, 2000 and
   December 31, 1999                                                                                     2,000               2,000
 Series B convertible preferred stock, 60,000 shares issued at September 30, 2000                        1,000                  -
Common Stock, $.05 par value; 6,000,000 shares authorized,
  4,460,000 shares issued at September 30, 2000 and 4,400,000 shares issued December 31, 1999          223,000             220,000
Additional paid-in capital                                                                          28,558,000          26,945,000
Retained deficit                                                                                   (23,931,000)        (23,979,000)
Unrealized gain/loss                                                                                  (248,000)
Less Treasury stock, at cost, 100,000 shares                                                          (620,000)           (620,000)
                                                                                                  ------------        ------------
Total stockholders' equity                                                                           3,985,000           2,568,000
                                                                                                  ------------        ------------
Total liabilities and stockholders' equity                                                        $ 11,133,000        $ 17,482,000
                                                                                                  ============        ============

The accompanying notes are an integral part of these consolidated balance sheets.

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three Months Ended September 30   Nine Months Ended September 30
                                                        -------------------------------   ------------------------------
                                                               2000             1999            2000            1999
                                                            ----------      -----------     -----------    ------------
Net revenues                                                $5,702,000      $12,307,000     $20,654,000    $ 37,414,000
Direct costs                                                 4,837,000       11,199,000      17,475,000      33,863,000
                                                            ----------      -----------     -----------    ------------
     Gross profit                                              865,000        1,108,000       3,179,000       2,446,000

Marketing and sales expenses                                    46,000          412,000         231,000       1,233,000
General and administrative expenses                            627,000        1,259,000       2,262,000       3,912,000
Research and development expenses                               78,000           60,000         248,000         546,000
Amortization expenses                                           15,000           46,000          44,000         143,000
                                                            ----------      -----------     -----------    ------------
    Income (loss) from operations                               99,000         (669,000)        394,000      (2,283,000)
                                                            ----------      -----------     -----------    ------------

Other expense:
    Interest expense, net                                      107,000          217,000         359,000         625,000
    Other                                                            -                -               -               -
                                                            ----------      -----------     -----------    ------------

Income (loss) before taxes from continuing operations           (8,000)        (886,000)         35,000      (2,908,000)
Income taxes                                                         -                -               -               -
                                                            ----------      -----------     -----------    ------------
Income (loss) from continuing operations                        (8,000)        (886,000)         35,000      (2,908,000)

Income from discontinued operations                             88,000         (227,000)        369,000        (167,000)
                                                            ----------      -----------     -----------    ------------
Net income (loss)                                           $   80,000      $(1,113,000)    $   404,000    $ (3,075,000)
                                                            ==========      ===========     ===========    ============

Dividends on preferred stock                                   120,000          120,000         360,000         360,000
                                                            ==========      ===========     ===========    ============
Net income (loss) to common stockholders                    $  (40,000)     $(1,233,000)    $    44,000    $ (3,435,000)
                                                            ==========      ===========     ===========    ============

Basic income (loss) per share:
    From continuing operations                              $    (0.03)     $     (0.23)    $     (0.07)   $      (0.75)
    From discontinued operations                                  0.02            (0.05)           0.08           (0.04)
                                                            ==========      ===========     ===========    ============
Net income (loss)                                           $    (0.01)     $     (0.28)    $      0.01    $      (0.78)
                                                            ==========      ===========     ===========    ============

Weighted average shares outstanding                          4,353,000        4,418,000       4,334,000       4,383,000
                                                            ==========      ===========     ===========    ============

Diluted income (loss) per share
    From continuing operations                              $    (0.03)     $     (0.23)    $     (0.06)   $      (0.75)
    From discontinued operations                                  0.02            (0.05)           0.07           (0.04)
                                                            ==========      ===========     ===========    ============
Net income (loss)                                           $    (0.01)     $     (0.28)    $      0.01    $      (0.78)
                                                            ==========      ===========     ===========    ============

Weighted average shares outstanding                          4,353,000        4,418,000       4,974,000       4,383,000
                                                            ==========     ============     ===========    ============

The accompanying notes are an integral part of these consolidated statements.

                                                      TRANSCEND SERVICES, INC.
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                                      Nine Months Ended September 30
                                                                                                    --------------------------------
                                                                                                           2000            1999
                                                                                                    --------------------------------
Cash flows from operating activities:
Net income (loss)                                                                                       $    44,000    $(3,435,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                        1,014,000      1,799,000
     (Gain) loss from discontinued operations                                                              (370,000)        73,000
     Non-cash operating expenses                                                                            553,000              -
     Preferred stock dividends                                                                              360,000        360,000
Changes in assets and liabilities:
     Accounts receivable, net                                                                             1,423,000      1,011,000
     Prepaid expenses                                                                                      (149,000)       134,000
     Deposits and other assets                                                                              250,000        (37,000)
     Accounts payable                                                                                    (1,682,000)      (329,000)
     Accrued liabilities                                                                                 (3,936,000)       601,000
                                                                                                        -----------    -----------
     Total adjustments                                                                                   (2,537,000)     3,612,000
                                                                                                        -----------    -----------
Net cash used in continuing operations                                                                   (2,493,000)       177,000
Net cash provided by (used in) discontinued operations                                                     (240,000)       (37,000)
                                                                                                        -----------    -----------
Net cash provided by (used in) operating activities                                                      (2,733,000)       140,000
                                                                                                        -----------    -----------

Cash flows from investing activities:
Capital expenditures                                                                                       (672,000)    (1,306,000)
                                                                                                        -----------    -----------
Net cash used in investing activities                                                                      (672,000)    (1,306,000)
                                                                                                        -----------    -----------

Cash flows from financing activities:
     (Repayments) Borrowings under line of credit agreement                                                (477,000)     1,355,000
     Principle payments on long-term debt                                                                  (171,000)      (255,000)
     Preferred stock dividends                                                                             (360,000)      (360,000)
     Net proceeds-stock options and other issuances                                                         115,000         43,000
                                                                                                        -----------    -----------
Net cash provided by (used in) financing activities                                                        (893,000)       783,000
                                                                                                        -----------    -----------

Net decrease in cash and cash equivalents                                                                (4,298,000)      (383,000)
Cash and cash equivalents, at beginning of period                                                         4,387,000        450,000
                                                                                                        -----------    -----------


Cash and cash equivalents, at end of period                                                             $    89,000    $    67,000
                                                                                                        ===========    ===========

Supplemental cash flow information:
Cash paid for interest expense                                                                          $   453,000    $   662,000
Conversion of convertible notes to Series B Preferred Stock                                             $ 1,500,000              -


The accompanying notes are an integral part of these consolidated statements.

                           TRANSCEND SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 and 1999
                                  (Unaudited)

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

On January 14, 2000, the Company completed a 1-for-5 reverse split of its common stock, and increased the par value of the common stock from $.01 per share to $.05 per share.

(4) The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. In the three months ended September 30, 2000 and 1999, all potentially dilutive securities were antidilutive and therefore are not included in diluted net income (loss) per share.

(5) The Company follows SFAS No. 130, "Reporting Comprehensive Income." That statement requires the disclosure of comprehensive income. Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions. Unrealized loss adjustments on marketable securities represent the Company's only component of other comprehensive income. Our comprehensive loss for nine months ended September 30, 2000 was $204,000.

(6) The Company has modified the way certain software revenue was recorded in its discontinued operations, which are primarily comprised of its Cascade subsidiary, for the first and second quarter of 2000. The adjustments will have no effect on the Company's revenue recognition or loss from discontinued operations reported for the third quarter of 2000, and will have an immaterial effect on the nine-month year-to-date results. Going forward, the Company will recognize revenue at time of delivery as opposed to a breakdown between time of contract and time of system implementation. The Company is in the process of filing amendments to its Quarterly Reports on Form 10-Q to adjust the results of operations for discontinued operations for the first and second quarter of 2000.

(7) Effective October 13, 2000, the Company completed the sale of its Co-Sourcing and CodeRemote businesses (the "Businesses") to Provider HealthNet Services, Inc. ("PHNS"), a Delaware corporation, pursuant to an Asset Purchase Agreement (the "Agreement") with PHNS. Transcend received approximately $4.7 million in cash with the potential to receive additional consideration payable over the next five years. The purchase price structure is designed in a way as to encourage future collaboration between PHNS and Transcend on joint selling, while providing Transcend up-front cash to retire debt and provide capital to fund its future direction in the transcription business.

The following summary, prepared on a proforma basis, combines the consolidated results of operations (unaudited) as if the disposition had taken place on January 1, 2000. Such proforma amounts are not necessarily indicative of what actual results of operations might have been if the disposition had been effective on January 1, 2000.

                           Transcend Services, Inc.
                     Consolidated Statement of Operations
                                  (unaudited)

                                           Nine Months ended September 30
                                           ------------------------------
                                                2000            1999
                                           ------------------------------

         Revenues                             $10,796         $18,883
         Operating loss from continuing
            operations                           (291)           (824)
         Net loss                                (282)         (1,351)

         Basic diluted net loss
           per share                            (0.06)          (0.28)

(8) On August 14, 2000 the Company entered into bridge loan agreements with Larry G. Gerdes, Chief Executive Officer and Director, and Walter S. Huff, Director, to provide short-term capital to retire its convertible debentures, which matured on August 15, 2000. The unsecured loans total $1,600,000, bear interest at 10.75%, which approximates the Coast interest rate, and mature upon the earlier of November 15, 2000 or upon closing of the proposed sale of the Co-Sourcing and CodeRemote businesses. The Company has also secured agreements with certain debenture holders to extend the maturity date of their debentures, which total $350,000, until the earlier of November 15, 2000 or upon closing of the proposed sale of the Co-Sourcing and CodeRemote business. All of the above bridge loans and debentures were either repaid or retired on October 13, 2000 with the proceeds received from the sale of the Co-Sourcing and CodeRemote businesses to PHNS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,
Section 27A of the Securities Act of 1933, as amended and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition and other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management). Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such speak only as of the date made.

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

Effective October 13, 2000, the Company's completed the sale of its Co-Sourcing and CodeRemote businesses (the "Businesses") to Provider HealthNet Services, Inc. ("PHNS"), a Delaware corporation, pursuant to an Asset Purchase Agreement (the "Agreement") with PHNS. The Co-Sourcing business is a business process service that provides on-site management of paper-based and electronic records for hospitals and healthcare systems. The CodeRemote business helps healthcare providers improve their coding turnaround and accuracy for hospital billing and reimbursement services. Transcend received approximately $4.7 million in cash with the potential to receive additional considerations payable over the next five years. The amount of future consideration to be received by Transcend will be based on Transcend receiving fixed percentages of net revenues received by PHNS from (i) the CodeRemote business, (ii) the renewal of existing contracts sold pursuant to the Agreement, and (iii) new services offered to existing customers of the Businesses. The purchase price was structured in such a way as to encourage future collaboration between PHNS and Transcend in joint selling of their services. Transcend will use the cash proceeds from the sale to retire debt and fund its future ventures in the transcription business. The purchase price was determined through arms-length negotiations between Transcend and PHNS.

Results of Operations

Results of operations include the continuing operations of Transcend Services, Inc. and its subsidiaries. Results have been restated with Cascade and Transcend Case Management, Inc. results reported as discontinued operations.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999
------------------------------------------------------------------------------
            In Thousands                   Three Months Ended September 30
------------------------------------------------------------------------------
                                         2000     1999      Change    % Change
------------------------------------------------------------------------------
Net revenues                           $5,702   $12,307    (6,605)       (54%)
------------------------------------------------------------------------------
Gross profit                              865     1,108      (243)       (22%)
------------------------------------------------------------------------------
Gross margin                             15.2%      9.0%      3.7%
------------------------------------------------------------------------------
Marketing and sales expenses               46       412      (366)       (89%)
------------------------------------------------------------------------------
General and administrative expenses       627     1,259      (632)       (50%)
------------------------------------------------------------------------------
Research and development expenses          78        60        18         30%
------------------------------------------------------------------------------
Amortization expenses                      15        46       (31)       (68%)
------------------------------------------------------------------------------
Income (loss) from operations          $   99     ($669)  $   768
------------------------------------------------------------------------------


---------------------------------------------------------------------------
                                           Three Months Ended September 30
---------------------------------------------------------------------------
                                            2000        1999        Change
---------------------------------------------------------------------------
Net revenues                               100.0%      100.0%          --
---------------------------------------------------------------------------
Direct costs                                84.8%       91.0%        (6.2%)
---------------------------------------------------------------------------
Gross profit                                15.2%        9.0%         6.2%
---------------------------------------------------------------------------
Marketing and sales expenses                  .8%        3.3%        (2.5%)
---------------------------------------------------------------------------
General and administrative expenses         11.0%       10.2%        (0.8%)
---------------------------------------------------------------------------
Research and development                     1.4%        0.5%         1.9%
---------------------------------------------------------------------------
Amortization expense                         0.3%        0.0%        (0.3%)
---------------------------------------------------------------------------
Income (loss) from operations                1.7%       (5.4%)        7.1%
---------------------------------------------------------------------------


  Net revenues decreased 54% to $5,702,000 for the three months ended September 30, 2000(the "Third Quarter 2000") from $12,307,000 in the comparable 1999 period ("Third Quarter 1999"), a decrease of $6,605,000. The decrease results primarily from a reduction in Co-Sourcing revenues where certain unprofitable or marginally profitable contracts were terminated during 1999 and 2000, and from the restructuring of the transcription operations in the fall of 1999.

  During the three months ended September 30, 2000, transcription and coding accounted for $3,539,000 or 62% of net revenues compared to $6,552,000, or 53% of net revenues for the comparable 1999 period, a decrease of 46%. During the fourth quarter of 1999, the Company terminated 21 transcription contracts with annual revenues of approximately $3.3 million after determining that the conversion of those accounts to the Company's new technology was not prudent. In November 1999, the Company sold four transcription contracts with annual revenues of approximately $1.4 million. Effective December 1, 1999, the Company sold its Utah and Northeast transcription operations with combined annual revenues of approximately $6.1 million. Excluding the sold and terminated operations and contracts referred to above, the year-over-year transcription and coding declined 3% resulting from terminations, new contracts, and new sales
from CodeRemote, whose operations commenced in April 1999.   As of December 31,
1999, all of the Company's transcription operations had been converted to the Company's standard technology platform.

  During the three months ended September 30, 2000, Co-Sourcing revenues accounted for $2,163,000, or 38% of net revenues compared to $5,755,000, or 47% of revenues for the Third Quarter 1999, a decrease of 62%. The decrease in Co-Sourcing revenues primarily resulted from the conversion of some contracts to transcription services only, and the termination of unprofitable and low margin contracts.

  Gross profit decreased 22% to $865,000 for the three months ended September 30, 2000 from $1,108,000 in the comparable period in 1999. Gross profit margins for the Third Quarter 2000 increased to 15.2% of net revenues in 2000 from 9.0% in 1999. The increase in gross profit margins was primarily attributable to efficiencies gained from the new transcription platform.

  Marketing and sales expenses decreased 89% to $46,000 in the Third Quarter 2000 from $412,000 in the Third Quarter 1999, and decreased as a percentage of net revenues to .8% in 2000 compared to 3.3% in 1999. The decrease of $366,000 is attributable to the Company's restructuring of its operations to focus on medical transcription and coding, resulting in a reduction in sales staffing.

  General and administrative expenses decreased 50% to $627,000 in the Third Quarter 2000 from $1,259,000 in the Third Quarter 1999, a decrease of $632,000. During the second half of 1999, the Company restructured its operations, and reduced its general and administrative personnel, thereby reducing annual costs.

  Research and development expenses increased 30% to $78,000 in the Third Quarter 2000 compared to $60,000 in the Third Quarter 1999. The increase relates to costs for the transcription platform development.

  Amortization expenses decreased to $15,000 in the Third Quarter 2000 from $46,000 in the Third Quarter 1999 reflecting the impact of the sale of certain transcription operations in December 1999.

  Net interest expense decreased to $107,000 in the Third Quarter 2000 from $217,000 for the Third Quarter 1999, primarily due to reduced borrowings and interest income from cash invested in money market accounts.

  The Company reported a loss from continuing operations of $8,000 in the Third Quarter 2000 compared to a loss of $886,000 in the Third Quarter 1999, an improvement of $878,000. The improvement is the result of higher profit margins, lower selling, general and administrative costs, and lower amortization and interest costs.

  The Company reported income from discontinued operations of $88,000 in the Third Quarter 2000, compared to a loss of $227,000 in the prior year period. Income from discontinued operations in the Third Quarter 2000 is attributable solely to the operations of Cascade Health Information Software, Inc. The Company has modified the way certain software revenue was recorded in its Cascade subsidiary for the first and second quarter of 2000. The adjustments will have no effect on the Company's revenue recognition or loss from discontinued operations reported for the third quarter 2000, and will have an immaterial effect on the nine-month year-to-date results.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999
--------------------------------------------------------------------------------
            In Thousands                     Nine Months Ended September 30
--------------------------------------------------------------------------------
                                         2000       1999      Change    % Change
--------------------------------------------------------------------------------
Net revenues                           $20,654    $37,414    $(16,760)     (45%)
--------------------------------------------------------------------------------
Gross profit                             3,179      3,551        (372)     (10%)
--------------------------------------------------------------------------------
Gross margin                              15.4%       9.5%
--------------------------------------------------------------------------------
Marketing and sales expenses               231      1,233      (1,002)     (81%)
--------------------------------------------------------------------------------
General and administrative expenses      2,262      3,912      (1,650)     (42%)
--------------------------------------------------------------------------------
Research and development expenses          248        546        (298)     (55%)
--------------------------------------------------------------------------------
Amortization expenses                       44        143         (99)     (69%)
--------------------------------------------------------------------------------
Income (loss) from operations          $   394   $ (2,283)    $ 2,677
--------------------------------------------------------------------------------

                                         Three Months Ended September 30
-------------------------------------------------------------------------
                                            2000        1999     Change
-------------------------------------------------------------------------
Net revenues                               100.0%      100.0%        --
-------------------------------------------------------------------------
Direct costs                                84.6%       90.5%      (5.9%)
-------------------------------------------------------------------------
Gross profit                                15.4%        9.5%       5.9%
-------------------------------------------------------------------------
Marketing and sales expenses                 1.1%        3.2%      (2.1%)
-------------------------------------------------------------------------
General and administrative expenses         11.0%       10.5%       0.5%
-------------------------------------------------------------------------
Research and development                     1.2%        1.5%      (0.3%)
-------------------------------------------------------------------------
Amortization expense                         0.2%        0.4%      (0.2%)
-------------------------------------------------------------------------
Income (loss) from operations                1.9%       (6.1%)      8.0%
-------------------------------------------------------------------------

  Net revenues decreased 45% to $20,654,000 for the nine months ended September 30,2000 (the "Year to Date") from $37,414,000 in the comparable 1999 period, a decrease of $16,760,000. The decrease results primarily from a reduction in Co-Sourcing revenues where certain unprofitable or marginally profitable contracts were terminated during 1999, and from the restructuring of the transcription operations in the fall of 1999.

  During the nine months ended September 30, 2000, transcription and coding accounted for $11,429,000 or 55% of net revenues compared to $19,684,000, or 53% for the comparable 1999 period net revenues, a decrease of 42%. During the fourth quarter of 1999, the Company terminated 21 transcription contracts with annual revenues of approximately $3.3 million after determining that the conversion of those accounts to the Company's new technology was not prudent. In November 1999, the Company sold four transcription contracts with annual revenues of approximately $1.4 million. Effective December 1, 1999, the Company sold its Utah and Northeast transcription operations with combined annual revenues of approximately $6.1 million. Excluding the sold and terminated operations and contracts referred to above, the year-over-year transcription and coding revenue growth rate was 2.4% resulting from new contracts, net of terminations, and new sales from CodeRemote, whose operations commenced in April 1999.

  During the nine months ended September 30, 2000, Co-Sourcing revenues accounted for $9,224,000, or 45% of net revenues compared to $17,730,000, or 47% of 1999 revenues, a decrease of 48%. The decrease in Co-Sourcing revenues primarily resulted from the conversion of some contracts to transcription services only, and the termination of unprofitable and low margin contracts.

  Gross profit decreased 10.5% to $3,179,000 for the nine months ended September 30, 2000 from $3,551,000 for the comparable period in 1999. Gross profit margins for the period increased to 15.4% of net revenues in 2000 from 9.5% in 1999. The increase in gross profit margins was primarily attributable to efficiencies gained from the new transcription platform as well as from improvements related to the elimination of unprofitable Co-Sourcing contracts.

  Marketing and sales expenses decreased 81.2% to $231,000 Year to Date 2000 from $1,233,000 for the comparable period in 1999, and decreased as a percentage of net revenues to 1.1% in 2000 compared to 3.3% in 1999. The decrease of $1,002,000 is attributable to the Company's restructuring of its operations to focus on medical transcription and coding, resulting in a reduction in sales staffing.

  General and administrative expenses decreased 42% to $2,262,000 Year to Date in 2000 from $3,912,000 for the comparable period in 1999, a decrease of $1,650,000. During the second half of 1999, the Company restructured its operations, and reduced its general and administrative personnel, thereby reducing annual costs.

  Research and development expenses decreased 54.5% to $248,000 Year to Date 2000 compared to $546,000 for the comparable period in 1999.

  Amortization expenses decreased to $44,000 Year to Date 2000 from $143,000 in the comparable period in 1999 reflecting the impact of the sale of certain transcription operations in December 1999.

  Net interest expense decreased to $359,000 Year to Date 2000 from $625,000 in the comparable period in 1999, primarily due to reduced borrowings and interest income from cash invested in money market accounts.

  The Company reported income from operations of $394,000 Year to Date 2000 compared to a loss of $2,283,000 in the comparable period in 1999, an improvement of $2,677,000. The improvement was due to the Company's overall efforts to restructure its business to focus on its transcription business, convert to its new technology, and pursue its new strategy resulting in higher profit margins, lower selling, general and administrative costs, and lower amortization and interest costs.

  Income from discontinued operations of $369,000 Year to Date 2000 includes a one-time gain on the favorable settlement of an arbitration case of $460,000. Excluding the one-time gain, the loss from discontinued operations was $91,000 Year To Date 2000 compared to a net loss of $167,000 for the comparable period in 1999. The

Company has modified the way certain software revenue was recorded in discontinued operations, which are primarily comprised of its Cascade subsidiary, for the first and second quarter of 2000. The adjustments will have no effect on the Company's revenue recognition or loss from discontinued operations reported for the third quarter 2000 and will have an immaterial effect on the nine-month year-to-date results. The Company is in the process of filing amendments to its Quarterly Reports on Form 10-Q to correct the results of operations for discontinued operations for the first and second quarter of 2000.


Liquidity and Capital Resources

  The Company's cash flows from continuing operations used cash of $2,493,000 in the nine months ended September 30, 2000 primarily due to a reduction in accrued liabilities and accounts payable, offset by net income and other changes in assets and liabilities. Discontinued operations used $240,000 of cash.

  The Company's cash flows from investing activities used cash of $672,000 in the nine months ended September 30, 2000 for the purchase of capital equipment. Capital expenditures were primarily for investments in electronic document management systems for a Co-Sourcing customer and workstations, servers, dictation equipment and software for transcription operations.

  Cash flows from financing activities used cash of $893,000 in the nine months ended September 30, 2000 primarily due to repayments of $477,000 on the Company's credit facility, payments of $171,000 on other long term debt, payments of preferred stock dividends of $120,000, offset by proceeds from stock option exercises and other issuances.

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

  On August 14, 2000 the Company entered into bridge loan agreements with Larry
G. Gerdes, Chief Executive Officer and Director, and Walter S. Huff, Director, to provide short-term capital to retire its convertible debentures which matured on August 15, 2000. The unsecured loans total $1,600,000, bear interest at 10.75%, which approximates the Coast interest rate, and mature upon the earlier of November 15, 2000 or upon closing of the proposed sale of the Co-Sourcing and CodeRemote businesses. The Company has also secured agreements with certain debenture holders to extend the maturity date of their debentures, which total $350,000, until the earlier of November 15, 2000 or upon closing of the proposed sale of the Co-Sourcing and CodeRemote business. All of the above bridge loans and debentures were either repaid or retired on October 13, 2000 with the proceeds received from the sale of the Co-Sourcing and CodeRemote businesses to PHNS.

The Company anticipates that cash on hand, together with internally generated funds and cash collected from discontinued operations should be sufficient to finance continuing operations and make capital investments in the normal and ordinary course of business during 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no material exposure to market risk from derivatives or other financial instruments.


PART II.    OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

 The following exhibits are filed herewith:

Exhibit 27.1 - Financial Data Schedule

Reports on Form 8-K:  There were no reports filed on Form 8-K during the
-------------------
quarter.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         TRANSCEND SERVICES, INC.



November 14, 2000        By: /s/ Larry G. Gerdes
                             ------------------------------------------------
                             Larry G. Gerdes,
                             President, Chief Executive Officer and Chief
                               Financial Officer
                             (Principal Executive and Financial Officer)



November 14, 2000        By: /s/ Mary V. Bates
                             -------------------------------------------------
                             Mary V. Bates,
                             Chief Accounting Officer
                             (Principal Accounting Officer)