Form 10-K405
period 2000-12-31
TRANSCEND SERVICES INC
filed 2001-04-11
CIK 858452

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

MARK ONE
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                      or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________
                        Commission File Number 0-18217

                           TRANSCEND SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                Delaware                                   33-0378756
(State or other jurisdiction of incorporation) (IRS Employer Identification No.)

      945 East Paces Ferry Road, N.E., Suite 1475, Atlanta, Georgia 30326
             (Address of principal executive offices and zip code)

                                (404) 836-8000
             (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b)of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.05 par value
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-K or any amendment to this Form 10-K. |X|

     Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed using the last sale price as reported for the Registrant's common stock by the Nasdaq SmallCap Market on March 21, 2001 was $6,529,258. For purposes of this response, officers, directors and holders of more than 5% of the Registrant's common stock are considered the affiliates of the Registrant at that date.

     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

                 Class                       Outstanding at March 21, 2001
                 -----                       -----------------------------
       Common Stock, $.05 par value                    4,383,143
                                                       =========

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's proxy statement to be filed in connection with the 2001 Annual Meeting of Stockholders to be held May 8, 2001, are incorporated by reference herein in response to Part III of this report.

                           TRANSCEND SERVICES, INC.

                                   FORM 10-K

                                     INDEX

PART I.................................................................................................................     3
    ITEM 1.   BUSINESS.................................................................................................     3
    ITEM 2.   PROPERTIES...............................................................................................     7
    ITEM 3.   LEGAL PROCEEDINGS........................................................................................     7
    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................     7
PART II................................................................................................................     7
    ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS...................................     7
    ITEM 6.   SELECTED FINANCIAL DATA..................................................................................     8
    ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS...............................................................................................     9
    ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...............................................    12
    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................................    13
    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
              DISCLOSURE...............................................................................................    28
PART III...............................................................................................................    28
   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................................    28
   ITEM 11.   EXECUTIVE COMPENSATION...................................................................................    28
   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................................    28
   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................................    28
   PART IV.............................................................................................................    29
   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..........................................    29

SIGNATURES.............................................................................................................    31

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

GENERAL

     Transcend Services, Inc. (the "Company" or "Transcend") provides medical transcription services and coding and abstracting software to the healthcare industry. Powered by its web-based voice and data distribution technology, the Company's home-based medical transcription professionals document patient care by converting physicians' voice recordings into electronic medical record documents. The Company's subsidiary, Cascade Health Information Software, Inc. ("Cascade"), provides state-of-the-art software for the coding and abstracting of patient medical records.

     On October 13, 2000, the Company sold both its remote coding business ("CodeRemote"), which helped healthcare providers code their medical records, and its facility management business ("Co-Sourcing"), which provided on-site management of hospital medical records operations, to Provider HealthNet Services, Inc.

     The markets for the Company's medical transcription services and software products are sizable. Management estimates the total market potential exceeds $5 billion in medical transcription and $275 million in medical coding. While competition is significant with over 1,000 transcription services companies nationally, the Company believes that it is among the six largest transcription service providers and one of only several national companies that operates on a single, Internet-based technology. Competition for medical coding and abstracting software is also significant. The Company's strongest competition traditionally has been from local and national companies who provide coding and classification software, off-site coding services and on-site coding services.

     Government regulation, managed care, and labor resource constraints are shaping new opportunities for the Company and other healthcare service and software providers. Breakthroughs in telecommunications technologies and the growing acceptance of the Internet are enabling home-based professionals to provide more and more services to meet the needs of healthcare. New applications such as voice recognition and digital imaging are also emerging that create increased productivity, capacity, and quality. In addition, compliance requirements have increased the demand for coding, classification and abstracting of patient medical records at all levels of healthcare. As a result, specialized healthcare service and software companies like Transcend Services, Inc. are leveraging technology thereby increasing value to healthcare providers.

INDUSTRY OVERVIEW

     The healthcare industry continues to undergo rapid change. Government regulation and managed care have increased the focus on quality of care, quality of data, billing compliance, and patient privacy. Healthcare providers have come under increased scrutiny from regulators and third-party payors. Reimbursement pressures from managed-care growth have fueled industry consolidation and the formation of various forms of healthcare integration from integrated delivery networks to managed service organizations. Documentation requirements have significantly increased resulting in increases in dictation and transcription of medical notes. Compliance requirements have increased the demand for the coding, classification and abstracting of patient medical records in a timely and accurate manner. As a result of breakthroughs in technology, telecommunications, the growing acceptance of the Internet, and new applications, such as digital imaging systems and voice recognition systems, healthcare providers are relying on new technologies and outsourcing, as well as specialized software applications, to help them be competitive.

     Advances in telecommunications, Internet technologies, and voice recognition capabilities are emerging, thereby creating opportunities to apply these technological advances to outsource certain medical record functions, such as medical transcription. These technologies enable digital movement of voice, images, and data, allowing for cost effective off-site completion of the medical transcription function. The ability to process transcription services off-site allows for faster turnaround times, increased availability of scarce skilled professionals, improved quality, and lower costs. In addition, the continuing demand for timely and accurate patient medical records creates a market need for specialized software applications, such as coding, classification and abstracting software.

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

     Prior to the Merger, Transcend Services, Inc., which was originally organized in 1984, provided consulting services for medical records management, quality and utilization management and records coding. In 1992, the former Transcend Services, Inc. developed, tested and marketed new lines of business intended to capitalize on the increasing need for the outsourcing of medical records, and by the end of 1992 had entered into its first long-term agreement for the management of a hospital's medical records department.

     On March 16, 1998, Transcend sold the net assets of Transcend Case Management, Inc., its wholly owned subsidiary, to TCM Services, Inc., a wholly owned subsidiary of CORE, Inc. ("CORE"), a publicly traded company. On December 23, 1998, the Company re-acquired TCM from CORE and filed an arbitration claim against CORE after learning of CORE's intent to discontinue the business. In February 2000, an arbitrator ruled that CORE breached its purchase contract with Transcend and ordered CORE to compensate Transcend for damages. The Company ceased TCM's operations effective December 31, 1999.

     On June 1, 1998, Transcend completed the acquisition of Health Care Information Systems, Inc. ("HCIS"). The acquisition was accounted for under the pooling of interests method of accounting. Transcend has merged HCIS into a wholly owned subsidiary, Cascade Health Information Software, Inc. ("Cascade"), the product name formerly used by HCIS which is widely recognized in the industry.

     On November 11, 1999, the Company's Board of Directors approved management's plan to restructure the business to focus on medical transcription using the Company's Internet-based transcription technology. In November and December 1999, the Company sold its Utah and Northeast-based transcription operations and certain of its transcription contracts that did not operate using the Company's transcription technology. On October 13, 2000, the Company sold its CodeRemote business, which provided remote coding services, and its Co-Sourcing business, which provided on-site management of hospital medical records operations, to Provider HealthNet Services, Inc. On March 13, 2001, the Company announced the termination of its efforts to sell Cascade. Accordingly, the Company now provides medical transcription services and coding and abstracting software to the healthcare industry.

BUSINESS STRATEGY

     The Company intends to focus on providing medical transcription services and providing coding and abstracting software to the healthcare industry. A key factor in executing its medical transcription services strategy will be to add new customers to efficiently utilize the capacity of the Company's proprietary Internet-based transcription platform (the "Platform") and its established customer-oriented support organization. A key factor in executing its coding and abstracting software strategy will be to web-enable Cascade's application software, which would enable Cascade to become an Application Service Provider ("ASP") as a means of enhancing market penetration.

                          Increase Market Penetration

     The Company believes that it has a tested and proven infrastructure to serve substantially more customers. While continuing to focus on day-to-day customer satisfaction, the Company intends to focus on adding new accounts to its existing customer base. The Company has hired an experienced sales team to focus exclusively on new account sales of medical transcription services. The Company's established account management organization will continue to sell add-on services to the existing customers. Cascade has an established team of sales professionals focused on both new account and add-on sales to existing accounts. Cascade believes that its state-of-the-art, 32-bit Windows coding and abstracting software positions it as the technological leader in its market. To further enhance market penetration, Cascade intends to web-enable its products for delivery as an ASP thereby making its product more affordable to a broader market.

                  Maintain and Enhance Customer Satisfaction

     The Company believes that its best sales force is its customers, who provide sales leads and references. Accordingly, the Company has an on-going program to monitor customer satisfaction. This program includes continual monitoring of transcription production statistics relative to contracted standards, periodic transcription customer surveys and, most importantly, dedicated customer support organizations who maintain regular, oftentimes daily, contact with both transcription and Cascade customers.

                  Maintain Technological Leadership Positions

     The Company intends to utilize the most effective technology available to improve the medical transcription process and the features and functionality of coding and abstracting application software. The Company believes the application of advanced technology will reshape the way patient information is managed across the healthcare delivery system in the future and provide margin expansion. The Company has now converted all of its transcription operations to its Internet-based platform that is expected to provide significant advantages in recruiting, workflow management, and production control. The Company will continue to invest in improving its technology to yield faster turnaround times, better workflow management, and increased productivity by evaluating new technologies such as voice recognition and natural language processing for its medical transcription business. The Company has also made a concerted effort to ensure that information is secure. Cascade believes that it is currently well positioned with its Windows-based products, but intends to enhance its technological leadership position with an ASP offering.

                     Attract and Retain Professional Staff

     One of the Company's critical success factors is the recruitment and retention of the industry's best knowledge workers (medical transcriptionists, software developers and service and sales professionals). The Company believes that there will be a shortage of qualified professionals in the future. The solution to this shortage will be to attract and retain a core group of knowledge workers by offering excellent pay and benefits and, in the case of medical transcriptionists, the opportunity to work from home. This core group of knowledge workers may support less skilled production employees, perhaps from attractive labor markets outside the United States, and may complete documents which have been translated using voice recognition software.

                             Rapid Internal Growth

     The Company intends to grow internally through its direct sales force focused on new accounts and its account manager organization focused on the customer base. The Company intends to add sales resources as necessary to concentrate on revenue growth.

              Maximize Value of Patient Documentation Information

     The Company believes the patient information it captures and documents has the potential to create value many times the current value of its services. Current processes capture patient information in the form of free-flow electronic text documents. These electronic documents require human intervention to interpret the patient information. The Company has been storing these electronic documents in a data repository but has not yet offered data extraction and analysis services. The Company does offer secure Internet access to documents. The Company believes data extraction and analysis services may provide tremendous value to its customers and potentially create new revenue channels for the Company. In addition, the Company may offer decision support solutions to its customers to provide them information which may assist in evaluating physician practice patterns, physician utilization, and in improving control of their medical transcription costs.

SERVICES AND PRODUCTS

     Medical Transcription Services. Powered by its web-enabled voice and data distribution technology, the Company's home-based professionals convert physicians' voice recordings into electronic medical record documents. Physicians may access the Company's technology from any phone where they can dictate patient medical records information. The information is captured digitally in the Company's central voice hub in Atlanta, Georgia. The digital voice files are then compressed, encrypted and stored. The Company's home- based medical transcriptionists access these files over the Internet, play back the voice recordings using headsets and footpedals, and transcribe the recorded voice to create electronic documents. The completed electronic documents are then returned to the Atlanta hub over the Internet. The documents are then accessed by remote quality assurance personnel, if necessary, and delivered electronically to the healthcare provider. Typically documents are produced within 24 hours of the physicians dictation. Documents requiring faster turnaround times, as quickly as four hours for STAT requests, are priced at a premium. The Company's transcription operations run around the clock, every day of the year.

     Cascade. The Company's wholly owned subsidiary, Cascade Health Information Software, Inc., provides state-of-the-art software for the coding, abstracting and reporting of patient information. Cascade offers perpetual software licenses with recurring annual support and upgrade fees. Cascade also offers annual software licenses which include support and software upgrades. Cascade differentiates itself by its product usability, its powerful and flexible reporting capabilities, and its reputation for customer service.

CUSTOMERS

     The Company currently delivers dictation and transcription services to over 30 large acute-care and physician clinics with recurring revenue under long-term contracts or other arrangements. The average medical transcription customer generates approximately $600,000 in annual revenue with an average remaining contract life of 3.2 years. Cascade has approximately 250 active licenses of its coding and abstracting software operational in 80 customer sites.

     Based on revenue for the fiscal years ended December 31, 2000, 1999 and 1998, no single customer paid fees to the Company which amounted to or exceeded 10% of the Company's revenue in the respective periods.

SALES AND MARKETING

     The Company currently employs two full-time sales professionals focused on transcription and four full-time sales professionals focused on coding and abstracting software. The Company's prospects and sales have emerged principally from personal contacts by the Company's sales professionals with senior hospital executives as well as referrals from its clients.

     The Company's marketing strategy includes targeted advertising in industry trade publications, direct mailings, hosting regionally-based sales events, exhibiting in key industry shows, exploiting its web site presence, leveraging business partnership relationships, as well as utilizing customer testimonials to generate new sales leads. The Company also intends to offer incentives to Cascade's customers for use of the Company's transcription services.

COMPETITION

     The Company experiences competition from many local, and several regional and national businesses. The medical transcription services market, estimated to be over $5 billion, is highly fragmented, with over 1,000 transcription companies nationally. Recently, the medical transcription industry in the United States has experienced overseas competition, primarily from India due to its low-wage workforce. The Company believes that its top two domestic competitors are MedQuist, Inc. and the EDiX division of IDX Systems Corporation. Over the past several years, the medical transcription industry has been undergoing consolidation by MedQuist, Inc. and others.

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

     Competition for Cascade's software products comes primarily from the market leader, 3M's Health Care division, and QuadraMed Corporation. Competition for transcription software comes largely from SoftMed Systems, Inc. with their Chartscript product.

GOVERNMENT REGULATION

     Virtually all aspects of the practice of medicine and the provision of healthcare services are regulated by federal or state statutes and regulations, by rules and regulations of state medical boards and state and local boards of health, and by codes established by various medical associations. The Company has attempted to structure its operations to comply with these regulations. The Company is not presently subject to direct regulation as an outsourcing services and software provider. Future government regulation of the practice of medicine and the provision of healthcare services and software may impact the Company and required restructuring of its operations in order to comply with such regulations.

EMPLOYEES

     As of December 31, 2000, the Company had 241 full-time and 51 part-time employees, including 209 full-time and 47 part-time employees dedicated to the medical transcription business; 25 full-time and 2 part-time Cascade employees; and 7 full-time and 2 part-time executive, accounting and administrative employees at its headquarters office in Atlanta, Georgia. Neither the Company nor any of its employees is currently a party to any collective bargaining agreement. The Company has not experienced any strikes or work stoppages, and believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

     The Company leases the space for its principal offices in Atlanta, Georgia. Cascade Health Information Software, Inc. leases space for its principal office in Beaverton, Oregon and for its sales office in Sacramento, California. The Company also leases space in Chicago, Illinois; Tacoma, Washington; Kennesaw, Georgia; and Portland, Oregon; where it has closed and consolidated its transcription operations into the Atlanta hub. The Company subleased its space in Chicago, Illinois; Kennesaw, Georgia; and Portland, Oregon. The Tacoma, Washington lease expires in November 2001.

ITEM 3.  LEGAL PROCEEDINGS.

     As of the date hereof, there are no material legal proceedings pending against Transcend Services, Inc. From time to time, Transcend Services, Inc. is involved in legal proceedings and litigation arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Transcend Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "TRCR". As of March 21, 2001 there were approximately 537 holders of record of Transcend Common Stock. The table below sets forth for the fiscal periods indicated the high and low closing sales price per share of Transcend Common Stock as reported on the Nasdaq SmallCap Market for the periods indicated. The prices have been adjusted, as appropriate, to give effect to the 1-for-5 reverse stock split that was effected on January 14, 2000. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                                                          Price Per Share of
                                                             Common Stock
                                                             ------------
                                                          High          Low
                                                          ----          ---

Year Ended December 31, 2000
    First Quarter......................................  $ 4.813      $ 2.313
    Second Quarter.....................................  $ 3.500      $ 2.313
    Third Quarter......................................  $ 4.188      $ 2.703
    Fourth Quarter.....................................  $ 3.813      $ 1.344

Year Ended December 31, 1999
    First Quarter......................................  $ 9.688      $ 6.250
    Second Quarter.....................................  $ 9.844      $ 5.625
    Third Quarter......................................  $ 6.563      $ 4.063
    Fourth Quarter.....................................  $ 4.688      $ 1.250


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

RECENT SALES OF UNREGISTERED SECURITIES

     The Company had no sales of unregistered securities during the fourth quarter period ended December 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the Company's consolidated financial statements. The report of Arthur Andersen LLP, independent public accountants, with respect to such consolidated financial statements as of December 31, 2000 and 1999 and for the three years in the period ended December 31, 2000 is included at Item 8. This selected financial data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included and incorporated by reference herein.


Selected Financial Data
(in thousands, except per share data)

                                                                    1996         1997          1998           1999         2000
-----------------------------------------------------------------------------------------------------------------------------------
Results of Operations: (1) (2) (3)

Revenue                                                           $36,171      $41,552        $53,314       $49,515       $26,262
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                      (2,772)        (189)           964        (7,975)         (840)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations                       (3,234)        (622)           382        (3,056)         (710)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations per common share     $ (0.83)     $ (0.17)       $ (0.03)      $ (0.81)      $ (0.27)
Basic and diluted weighted average shares of common stock (3)       3,903        4,056          4,224         4,386         4,341

Financial Position At Year End:
Total assets                                                      $15,827      $20,294        $22,896       $17,892       $ 5,679
Total debt                                                        $ 4,749      $ 7,091        $ 8,536       $ 7,026       $   614
Stockholder's equity                                              $ 5,961      $ 7,913        $ 7,512       $ 2,568       $ 2,176

__________
(1) The Company has completed several acquisitions and divestitures that could affect the comparability of the information reflected in the table. See
     Note 11 of Notes to Consolidated Financial Statements.

(2) Certain prior year results have been reclassified both to income (loss) from discontinued operations and from income (loss) from discontinued operations, as appropriate, for comparative purposes. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

(3) Basic and diluted weighted average shares of common stock have been restated to show the effects of the 1-for-5 reverse stock split effected on January 14, 2000.

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

OVERVIEW

     Transcend Services, Inc. ("the Company") provides medical transcription services and coding and abstracting software to the healthcare industry. Powered by its web-based voice and data distribution technology, the Company's home-based medical transcription professionals document patient care by converting physician's voice recordings into electronic medical record documents. The Company's wholly owned subsidiary, Cascade Health Information Software, Inc. ("Cascade"), provides state-of-the-art software for the coding and abstracting of patient medical records. On October 13, 2000, the Company sold both its remote coding business ("CodeRemote"), which helped healthcare providers code their medical records, and its facility management business ("Co-Sourcing"), which provided on-site management of hospital medical records operations. Transcend Case Management, Inc. ("TCM"), a wholly owned subsidiary that provided case management services to insurance carriers and others, ceased operations and is presented as discontinued operations in 1999.

RESULTS OF OPERATIONS

       The results of operations include the operations of Transcend Services, Inc. and its subsidiaries. All information presented has been restated to show the reclassification of Cascade from discontinued to continuing operations. The following information for 1999 is presented both including and excluding the effect of certain non-recurring charges ("NRC") incurred in December 1999 pursuant to a restructuring of operations. The Co-Sourcing and CodeRemote businesses were sold on October 13, 2000 and the results of their operations are not included in the information presented below after that date.

                                                                                                         Change (2000 compared
            (in 000's)                                                   1999                               to 1999 w/o NRC)
                                                    -----------------------------------------------    ---------------------------
                                                        Including          Effect of      Excluding
                                          2000             NRC                NRC            NRC            $'s            %
                                          ----             ---                ---            ---            ---            -
Revenue:
   Transcription                           $13,666         $24,085                         $24,085         $(10,419)     (43)%
   Cascade                                   2,255           2,234                           2,234               21        1%
   Co-Sourcing                               9,678          22,868            (76)          22,792          (13,114)     (58)%
   Code-Remote                                 663             328                             328              335      102%
                                     --------------------------------------------------------------    -------------
                      Total revenue         26,262          49,515            (76)          49,439          (23,177)     (47)%
                                     --------------------------------------------------------------    -------------
Gross profit:
   Transcription                             2,128             599          1,310            1,909              219       11%
   Cascade                                   1,416           1,431                           1,431              (15)      (1)%
   Co-Sourcing                               1,179           1,377          1,120            2,497           (1,318)     (53)%
   Code-Remote                                  54               0                               0               54      N/A
                                     --------------------------------------------------------------    -------------
                 Total gross profit          4,777           3,407          2,430            5,837           (1,060)     (18)%
                                     --------------------------------------------------------------    -------------
Operating expenses:
   Marketing and sales                         936           2,107            (17)           2,090           (1,154)     (55)%
   Research and development                  1,152           1,733         (1,025)             708              444       63%
   General and administrative                3,470           7,369         (2,072)           5,297           (1,827)     (34)%
   Amortization                                 59             173                             173             (114)     (66)%
                                     --------------------------------------------------------------    -------------
           Total operating expenses          5,617          11,382         (3,114)           8,268           (2,651)     (32)%
                                     --------------------------------------------------------------    -------------
Loss from operations                       $  (840)        $(7,975)        $5,544          $(2,431)        $ (1,591)     (65)%
                                     ==============================================================    =============

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenue decreased $23.2 million or 47% to $26.3 million in 2000 from $49.5 million in 1999. This decrease is attributable to several factors: (1) The Co-Sourcing and CodeRemote businesses were sold on October 13, 2000. The combined monthly revenue of these businesses averaged approximately $2.2 million in 2000 prior to the sale. Based on this average combined monthly revenue, approximately $5.5 million of the revenue decrease in 2000 is attributable to this sale. (2) The remainder of the total $13 million decrease in Co-Sourcing revenue is primarily attributable to the Company terminating certain unprofitable and marginally profitable contracts and converting some Co-Sourcing contracts to "transcription only" services during 1999 and 2000. (3) During the fourth quarter of 1999, the Company terminated 21 transcription contracts with annual revenue of approximately $3.3 million after determining that the conversion of those accounts to the Company's new technology was not prudent. (4) In November 1999, the Company sold four transcription contracts with annual revenue of approximately $1.4 million. (5) Effective December 1, 1999, the Company sold its Utah and Northeast transcription operations with combined annual revenue of approximately $6.1 million.

     All of the Company's transcription operations were converted to the Company's standard technology platform as of December 31, 1999.

     Cascade's revenue increased slightly in 2000 relative to 1999, however approximately $150,000 of contracted business was deferred for revenue recognition purposes until 2001.

     CodeRemote's revenue increased 102% in 2000, which represents an increase of $335,000 relative to 1999, when it commenced operations during April 1999.

     As a result of the Company's restructuring efforts in the latter part of 1999, all of the business units, except Cascade, reported improved gross profit as a percentage of revenue in 2000. The gross profit as a percentage of revenue for the transcription business improved to 16% in 2000 from 2% (including the NRC) and 8% (excluding the NRC) in 1999. Cascade's gross profit as a percentage of revenue dropped slightly to 63% in 2000 from 64% in 1999. The gross profit as a percentage of revenue for Co-Sourcing improved to 12% in 2000 from 6% (including the NRC) and 11% (excluding the NRC) in 1999. As discussed above, CodeRemote was a start-up operation in 1999. CodeRemote improved its gross profit as a percentage of revenue to 8% in 2000 from breakeven in 1999.

     Marketing and sales expenses decreased $1.2 million or 56% to $936,000 in 2000 from $2.1 million in 1999. This decrease is due to the reduction in sales staffing associated with the Company's restructuring of its operations to focus on medical transcription services and coding and abstracting software.

     Research and development expenses decreased $581,000 or 34% to $1.2 million in 2000 from $1.7 million in 1999 primarily due to the overall restructuring efforts by the Company in the latter part of 1999, which resulted in a non-recurring charge related to research and development activities of approximately $1.0 million.

     General and administrative expenses decreased $3.9 million or 53% to $3.5 million in 2000 from $7.4 million in 1999 due primarily to the overall restructuring efforts by the Company in the latter part of 1999, which resulted in a non-recurring charge related to general and administrative activities of approximately $2.1 million.

     Amortization expense decreased to $59,000 in 2000 from $173,000 in 1999 reflecting the effect of the sale of certain transcription operations in December 1999.

     Net interest expense decreased to $420,000 in 2000 from $855,000 in 1999 primarily due to the reduced level of borrowing made possible by the issuance of the Series B Convertible Preferred Stock, which eliminated $1.5 million of debt bearing interest at 10% per annum, and the retirement of certain debt with a portion of the proceeds from the sale of certain transcription operations in late 1999 and from the sale of the Co-Sourcing and CodeRemote businesses during October 2000.

     The gain on sale of assets represents the gain on the sale of the Co-Sourcing and CodeRemote businesses to Provider HealthNet Services, Inc. ("PHNS") on October 13, 2000.

     The other income of $461,000 represents the excess of the $1.7 million arbitration award over the Company's costs incurred related to the reacquisition and subsequent closing of the Company's TCM operations.

     The Company reported a loss before discontinued operations of $710,000 in 2000 compared to a loss of $3.1 million in 1999. This improvement of $2.3 million reflects the results of the Company's restructuring efforts during the latter part of 1999 that are manifested in higher gross profit margins and reduced operating expenses.

     There were no discontinued operations at December 31, 2000. The reported loss from discontinued operations of $1.5 million in 1999 was primarily due to non-recurring charges of $1.3 million in connection with the settlement of the civil lawsuit against certain insurance companies in the state of California that was settled in December 1999.

     In November 1997, the Company issued 212,800 shares of Series A Convertible Preferred Stock with a dividend of 9%. The net loss to common stockholders includes preferred stock dividends of $478,000 and $480,000 in 2000 and 1999, respectively.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenue decreased $3.8 million or 7% to $49.5 million in 1999 from $53.3 million in 1998. This decrease is attributable primarily to a $6.5 million reduction in Co-Sourcing revenue that was only partially offset by a $1.5 million increase in transcription revenue. The reduction in Co-Sourcing revenue was attributable to the termination of 12 unprofitable or marginally profitable contracts during 1999. The increase in transcription revenue was due to a normal level of new sales activity.

     Gross profit decreased 60% to $3.4 million for 1999 from $8.6 million in 1998. Gross profit as a percentage of revenue decreased to 7% in 1999 from 16% in 1998. The decrease was primarily attributable to non-recurring charges and start-up losses in the Company's national transcription hub. In addition, the Company's Co-Sourcing operations suffered increased costs at several Co-Sourcing sites that did not attain performance deliverables, thereby requiring additional resources.

     Non-recurring charges included in direct costs were $2.4 million, comprised of write-offs of obsolete fixed assets of $1.0 million, restructuring costs of $300,000, and adjustments to unbilled receivables, prepaid expenses, and accruals of $1.1 million. Excluding non-recurring charges, gross profit decreased 32% to $5.8 million in 1999, which is 12% of revenue compared to the 16% gross profit as a percentage of revenue in 1998.

     Marketing and sales expenses decreased $131,000 or 6% to $2.1 million in 1999 from $2.2 million in 1998 and remained relatively constant as a percentage of revenue at 4%.

     Research and development expenses increased $1.5 million to $1.7 million in 1999 from $260,000 in 1998 primarily as a result of the write-down of capitalized software of $1.0 million related to the development of the Company's Information Development Center.

     General and administrative expenses increased $2.5 million or 51% to $7.4 million in 1999 from $4.9 million in 1998. Non-recurring costs of $2.1 million included charges for obsolete assets of $900,000, bad debt reserves of $700,000 and other charges of $500,000. Excluding the non-recurring charges of $2.1 million, general and administrative costs increased $406,000 or 8% to $5.3 million in 1999. This $406,000 increase is due primarily to a $350,000 charge to write-off receivables related to a 1998 sale by Cascade. During the second half of 1999, the Company restructured its general and administrative expenses, thereby significantly reducing annual costs.

     Amortization expenses decreased to $173,000 in 1999 from $213,000 in 1998 reflecting the impact of the sale of TCM in March 1998.

     Net interest expense increased to $855,000 in 1999 from $521,000 for 1998, primarily due to the impact of interest expense incurred in connection the Company's increased borrowings.

     Gain on sale of assets of $5.8 million resulted from the sale of net assets and contracts of the Utah and Northeast-based transcription services.

     The Company reported a loss before discontinued operations of $3.1 million in 1999 compared to income of $382,000 in 1998. The loss was due to the Company's overall efforts to restructure its business, convert to its new technology, and pursue its new strategy. The Company experienced start-up losses in the national transcription hub, and several Co-Sourcing sites did not meet performance deliverables and therefore required additional resources.

     The reported loss from discontinued operations increased to $1.5 million in 1999 compared to a loss of $100,000 in 1998. The loss was primarily due to non-recurring charges of $1.3 million in connection with the settlement of the civil lawsuit against certain insurance companies in the state of California that was settled in December 1999.

     In November 1997, the Company issued 212,800 shares of series A convertible preferred stock with a dividend of 9%. Net loss to common stockholders includes preferred stock dividends of $480,000 in 1999 compared to $479,000 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used $2.9 million cash in operating activities in 2000 primarily due to reductions of accrued liabilities and accounts payable. The Company's working capital increased to $126,000 as of December 31, 2000.

     The Company's cash flows from investing activities provided cash of $3.7 million in 2000 due to the sale of the Co-Sourcing and CodeRemote businesses, net of $1.0 million incurred for the purchase of capital equipment. Capital expenditures were primarily for electronic patient record systems in connection with new contracts and investments in workstations, servers, dictation equipment and software to convert all transcription operations to the Company's national transcription platform.

     Cash flows from financing activities used cash of $5.2 million in 2000 primarily due to debt reductions using the proceeds of $4.7 million from the sale of the Co-Sourcing and CodeRemote businesses. In addition, the Company established a new line of credit during November 2000 and borrowed $614,000 under this line of credit during 2000, which is the balance as of December 31, 2000. This $1.5 million line of credit matures on March 31, 2002.

     In February 2000, the Company was awarded damages of $1.7 million plus attorney's fees and costs in its arbitration involving the sale and repurchase of its case management operation transactions with CORE, Inc. ("CORE") in 1998. Damages were paid in the form of 248,703 unregistered shares of common stock in CORE, a publicly traded company. Based on the closing price as of December 31, 2000, the CORE common stock had a market value of approximately $870,000. These unregistered shares are eligible for sale pursuant to Rule 144 of the Securities Act of 1933, as amended, beginning April 1, 2001.

     Other sources of non-operational cash flow in 2001 include: (1) an undetermined amount of potential earn-out payments, if any, from PHNS based on a fixed percentage of certain defined future revenue recognized by PHNS from the Co-Sourcing and Code-Remote businesses sold to PHNS in October 2000; (2) an undetermined amount of potential earn-out payments, if any, from MedQuist, Inc. ("MedQuist") based on the renewal of certain medical transcription contracts sold to MedQuist in December 1999; and (3) payment of the note receivable approximating $350,000 from MedQuist, which is due in December 2001.

     The Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit, proceeds from the sale of the CORE stock, cash collected from the MedQuist note receivable and potential cash from the PHNS and MedQuist earn-out agreements, if any, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business and meet its Series B Convertible Preferred Stock dividend payment requirements during 2001.

IMPACT OF INFLATION

     Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company's ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has no material exposure to market risk from derivatives or other financial instruments, other than equity price risk with respect to a short-term investment in the unregistered common stock of a publicly traded company held for sale at December 31, 2000. The market value of said investment was approximately $1.7 million when acquired on March 31, 2000 and $870,000 as of December 31, 2000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed with this report:

     Report of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 2000 and 1999

     Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Transcend Services, Inc.:

We have audited the accompanying consolidated balance sheets of Transcend Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 27, 2001, except with respect to
                   Note 13, as to which the
                   date is March 30, 2001

                           TRANSCEND SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                                         December 31,
                                                                                            ---------------------------------------
                                          ASSETS                                                    2000                1999
                                                                                                    ----                ----
Current assets:
    Cash and cash equivalents                                                                  $      6,000       $   4,388,000

    Short-term investments                                                                          870,000                  --
    Accounts receivable, net of allowance for doubtful accounts of $542,000 in 2000
        and $719,000 in 1999                                                                      1,974,000           5,691,000
    Prepaid expenses and other current assets
                                                                                                    165,000             273,000
                                                                                            -----------------------------------
Total current assets                                                                              3,015,000          10,352,000
                                                                                            -----------------------------------
Property and equipment:
    Computer equipment                                                                            2,975,000           5,328,000
    Software development                                                                          1,550,000           1,537,000
    Furniture and fixtures                                                                          220,000             175,000
                                                                                            -----------------------------------

Property and equipment                                                                            4,745,000           7,040,000
    Accumulated depreciation                                                                     (2,487,000)         (1,915,000)
                                                                                            -----------------------------------
        Property and equipment, net                                                               2,258,000           5,125,000
Notes receivable and other assets                                                                   406,000             723,000
Goodwill and other intangible assets, net of accumulated amortization of $637,000
   in 1999                                                                                               --             606,000
Net assets from discontinued operations                                                                  --           1,086,000
                                                                                            -----------------------------------
Total assets                                                                                   $  5,679,000       $  17,892,000
                                                                                            ===================================

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt and borrowings under line of credit                   $         --       $   2,403,000
    Accounts payable                                                                              1,059,000           2,177,000
    Accrued compensation and benefits                                                               399,000           2,075,000
    Other accrued liabilities                                                                     1,310,000           3,925,000
    Deferred income taxes                                                                           121,000             121,000
                                                                                            -----------------------------------
Total current liabilities                                                                         2,889,000          10,701,000
                                                                                            -----------------------------------

Long-term debt, net of current maturities                                                                --           3,123,000
Convertible notes to related parties                                                                     --           1,500,000
Borrowings under line of credit                                                                     614,000                  --

Commitments and contingencies (Note 5)

Stockholders' equity:
    Preferred stock, $.01 par value; 21,000,000 shares authorized:

         Series A Convertible Preferred Stock, 212,800 shares issued and outstanding at
              December 31, 2000 and 1999                                                              2,000               2,000
         Series B Convertible Preferred Stock, 60,000 shares issued and outstanding at
              December 31, 2000                                                                       1,000                  --
    Common stock, $.05 par value, 6,000,000 shares authorized, 4,400,000
        shares issued and outstanding at December 31, 2000 and 1999                                 224,000             220,000
    Additional paid-in capital                                                                   28,602,000          26,945,000
    Unrealized loss on short-term investment                                                       (866,000)                 --
    Accumulated deficit                                                                         (25,167,000)        (23,979,000)
Less Treasury Stock, at cost, 100,000 shares                                                       (620,000)           (620,000)
                                                                                            -----------------------------------
Total stockholders' equity                                                                        2,176,000           2,568,000
                                                                                            -----------------------------------
Total liabilities and stockholders' equity                                                     $  5,679,000       $  17,892,000
                                                                                            ===================================

   The accompanying notes are an integral part of these consolidated balance sheets.

                           TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                 ------------------------------------------------
                                                                                      2000            1999              1998
                                                                                      ----            ----              ----
Revenue                                                                           $26,262,000     $49,515,000      $ 53,314,000
Direct costs                                                                       21,485,000      46,108,000        44,748,000
                                                                                 ----------------------------------------------
    Gross profit                                                                    4,777,000       3,407,000         8,566,000
                                                                                 ----------------------------------------------

Operating expenses:
      Marketing and sales                                                             936,000       2,107,000         2,238,000
      Research and development                                                      1,152,000       1,733,000           260,000
      General and administrative                                                    3,470,000       7,369,000         4,891,000
      Amortization                                                                     59,000         173,000           213,000
                                                                                 ----------------------------------------------
         Total operating expenses                                                   5,617,000      11,382,000         7,602,000
                                                                                 ----------------------------------------------

Income (loss) from operations                                                        (840,000)     (7,975,000)          964,000
                                                                                 ----------------------------------------------

Other income (expense):
    Interest expense, net                                                            (420,000)       (855,000)         (521,000)
    Gain on sale of assets                                                             89,000       5,774,000                --
    Other                                                                             461,000              --           (61,000)
                                                                                 ----------------------------------------------
           Total other income (expense)                                               130,000       4,919,000          (582,000)
                                                                                 ----------------------------------------------

Income (loss) before income taxes and discontinued operations                        (710,000)     (3,056,000)          382,000
Income taxes                                                                               --              --                --
                                                                                 ----------------------------------------------
Income (loss) before discontinued operations                                         (710,000)     (3,056,000)          382,000
Loss from discontinued operations                                                          --      (1,452,000)         (100,000)
                                                                                 ----------------------------------------------
Net income (loss)                                                                    (710,000)     (4,508,000)          282,000
Dividends on preferred stock                                                         (478,000)       (480,000)         (479,000)
                                                                                 ----------------------------------------------
Net loss attributable to common stockholders                                      $(1,188,000)    $(4,988,000)     $   (197,000)
                                                                                 ==============================================

Basic and diluted net loss per share:

From continuing operations                                                        $     (0.27)    $     (0.81)     $      (0.03)
From discontinued operations                                                            (0.00)          (0.33)            (0.02)
                                                                                 ----------------------------------------------
Net loss per share attributable to common stockholders                            $     (0.27)    $     (1.14)     $      (0.05)
                                                                                 ==============================================

Weighted average common shares outstanding                                          4,341,000       4,386,000         4,224,000
                                                                                 ==============================================

The accompanying notes are an integral part of these consolidated financial statements.

                           TRANSCEND SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                     PREFERRED STOCK                             ADDITIONAL
                                                   -------------------     COMMON    TREASURY      PAID-IN      SUBSCRIPTION
                                                   SERIES A   SERIES B     STOCK       STOCK       CAPITAL       RECEIVABLE
                                                   ---------  --------     -----       -----       -------       ----------
Balance, December 31, 1997                            $2,000  $     --  $ 205,000  $      --     $26,208,000     $       --
Issuance of 184,000 shares of
   Common Stock in acquisitions                           --        --      9,000         --          (9,000)            --
Issuance of 11,230 shares of
   Common Stock from exercise of
   options and other issuances                            --        --      1,000         --         100,000             --
Net loss attributable to common
   stockholders                                           --        --         --         --              --             --
Adjustment for issuance of costs
   for Preferred Stock in 1997                            --        --         --         --         (13,000)            --
                                                   ------------------------------------------------------------------------
Balance, December 31, 1998                             2,000        --    215,000         --      26,286,000             --
Issuance of 100,000 shares of
   Common Stock in private
   placement                                              --        --      5,000         --         620,000       (620,000)
Treasury Stock purchases                                  --        --         --   (620,000)             --        620,000
Issuance of 11,670 shares of
   Common Stock from exercise of
   options and other issuances                            --        --         --         --          39,000             --
Net loss attributable to common
      stockholders                                        --        --         --         --              --             --
                                                   ------------------------------------------------------------------------
Balance, December 31, 1999                             2,000        --    220,000   (620,000)     26,945,000             --
Comprehensive loss:
      Net loss attributable to common
      stockholders                                        --        --         --         --              --             --
      Unrealized loss on short-term
      investment                                          --        --         --         --              --             --
           Comprehensive loss                             --        --         --                         --             --
Conversion of convertible debt to
    Preferred Stock
Issuance of 27,900 shares of                              --     1,000         --         --       1,499,000             --
   Common Stock from exercise of
   options                                                --        --      4,000         --         158,000             --
                                                   ------------------------------------------------------------------------
Balance, December 31, 2000                            $2,000  $  1,000  $ 224,000  $(620,000)    $28,602,000     $       --
                                                   ========================================================================


                                            UNREALIZED
                                             LOSS ON
                                            SHORT-TERM      ACCUMULATED      STOCKHOLDERS'      COMPREHENSIVE
                                            INVESTMENT        DEFICIT           EQUITY               LOSS
                                            ----------        -------           ------               ----
Balance, December 31, 1997                 $      --     $(18,502,000)        $7,913,000
Issuance of 184,000 shares of
   Common Stock in acquisitions                   --         (292,000)          (292,000)
Issuance of 11,230 shares of
   Common Stock from exercise of
   options and other issuances                    --               --            101,000
Net loss attributable to common
   stockholders                                   --         (197,000)          (197,000)
Adjustment for issuance of costs
   for Preferred Stock in 1997                    --               --            (13,000)
                                           ---------------------------------------------
Balance, December 31, 1998                        --      (18,991,000)         7,512,000
Issuance of 100,000 shares of
   Common Stock in private
   placement                                      --               --              5,000
Treasury Stock purchases                          --               --                 --
Issuance of 11,670 shares of
   Common Stock from exercise of
   options and other issuances                    --               --             39,000
Net loss attributable to common
      stockholders                                --       (4,988,000)        (4,988,000)
                                           ---------------------------------------------
Balance, December 31, 1999                        --      (23,979,000)         2,568,000

Comprehensive loss:
      Net loss attributable to common
      stockholders                                --       (1,188,000)        (1,188,000)        $(1,188,000)
      Unrealized loss on short-term
      investment                            (866,000)              --           (866,000)           (866,000)
                                                                                              --------------
           Comprehensive loss                     --               --                 --         $(2,054,000)
Conversion of convertible debt to                                                             ==============
    Preferred Stock                               --               --          1,500,000
Issuance of 27,900 shares of
   Common Stock from exercise of
   options                                        --               --            162,000
                                           ---------------------------------------------
Balance, December 31, 2000                 $(866,000)    $(25,167,000)        $2,176,000
                                           =============================================



 The accompanying notes are an integral part of these consolidated financial statements.

                           TRANSCEND SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------------------------
                                                                                      2000              1999             1998
                                                                                      ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common shareholders                                       $(1,188,000)      $(4,988,000)       $(197,000)
                                                                               ----------------------------------------------------
     Adjustments to reconcile net loss to net cash provided by (used in)
         operating activities:

     Depreciation and amortization                                                   1,972,000         5,155,000        1,790,000
     Loss related to discontinued operations                                                --         1,452,000          100,000
     Gain on legal settlement                                                         (461,000)               --               --
     Gain on sale of assets                                                            (89,000)       (5,774,000)              --
     Preferred Stock dividends                                                         478,000           480,000          479,000
Changes in assets and liabilities:
     Accounts receivable, net                                                        2,687,000         1,670,000       (2,962,000)
     Prepaid expenses                                                                  108,000           632,000         (137,000)
     Notes receivable and other assets                                                 317,000           116,000          (61,000)
     Accounts payable                                                               (1,118,000)         (449,000)       1,651,000
     Accrued liabilities                                                            (5,566,000)        2,321,000         (674,000)
                                                                               ----------------------------------------------------
Total adjustments                                                                   (1,672,000)        5,603,000          186,000
                                                                               ----------------------------------------------------
Net cash (used in) provided by continuing operations                                (2,860,000)          615,000          (11,000)
Net cash provided by (used in) discontinued operations                                      --           914,000         (180,000)
                                                                               ----------------------------------------------------
Net cash (used in) provided by operating activities                                 (2,860,000)        1,529,000         (191,000)
                                                                               ----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                             (994,000)       (3,593,000)      (5,362,000)
     Cash acquired from acquisitions                                                        --                --           31,000
     Proceeds from disposition of assets                                             4,700,000         7,378,000               --
                                                                               ----------------------------------------------------
Net cash provided by (used in) investing activities                                  3,706,000         3,785,000       (5,331,000)
                                                                               ----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from short-term debt                                                        --         1,500,000               --
     Borrowings (repayments) under line of credit agreement                            614,000        (2,740,000)         343,000
     Borrowings from long-term debt                                                         --           400,000          702,000
     Principal payments on long-term debt                                           (5,526,000)         (100,000)        (236,000)
     Preferred Stock dividends                                                        (478,000)         (480,000)        (479,000)
     Proceeds from stock options and other issuances                                   162,000            44,000          101,000
                                                                               ----------------------------------------------------
Net cash (used in) provided by financing activities                                 (5,228,000)       (1,376,000)         431,000
                                                                               ----------------------------------------------------

Net change in cash and cash equivalents                                             (4,382,000)        3,938,000       (5,091,000)
Cash and cash equivalents, at beginning of year                                      4,388,000           450,000        5,541,000
                                                                               ----------------------------------------------------

Cash and cash equivalents, at end of year                                          $     6,000       $ 4,388,000        $ 450,000
                                                                               ====================================================

Supplemental cash flow information:
Cash paid for interest expense                                                     $   420,000       $   721,000        $ 505,000
                                                                               ====================================================

Noncash investing and financing activities:
       Receipt of short-term investment in legal settlement                        $ 1,736,000       $        --        $      --
                                                                               ====================================================
       Conversion of convertible notes payable to a related party to Series B
             Preferred Stock                                                       $ 1,500,000       $        --        $      --
                                                                               ====================================================

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                           TRANSCEND SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

       Transcend Services, Inc. ("the Company") provides medical transcription services and coding and abstracting software to the healthcare industry. Powered by its web-based voice and data distribution technology, the Company's home-based professionals document patient care by converting physician's voice recordings into electronic medical record documents. The Company's subsidiary, Cascade Health Information Software, Inc. ("Cascade"), provides state-of-the-art software for the management of patient medical records.

       The Company has experienced operating losses as a result of decreasing revenue over the past few years. The Company has divested certain business lines (see Note 11) in an effort to return to profitability. Although the Company has been able to arrange debt and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Management believes that the Company is now positioned to achieve and sustain profitability and positive cash flow.

BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Transcend Case Management, Inc. ("TCM") and Cascade. The results of operations include the Company's Co-Sourcing and CodeRemote businesses until their sale on October 13, 2000 (see Note 11). TCM is presented as discontinued operations (see Note 2). On March 13, 2001, the Company announced the termination of its efforts to sell Cascade, which had previously been reported as discontinued operations in the Company's consolidated financial statements, due to market conditions. All information presented has been restated to show the reclassification of Cascade from discontinued to continuing operations. All significant intercompany accounts and transactions have been eliminated in consolidation. Common shares and per share data have been restated to include the 1-for-5 reverse stock split effected by the Company on January 14, 2000.

ACCOUNTING ESTIMATES

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

SHORT-TERM INVESTMENT

         The Company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 mandates that a determination be made of the appropriate classification for debt and equity securities with readily determinable fair value at the time of purchase and a reevaluation of such designation as of each balance sheet date. The Company considers the short-term investment as available for sale. At December 31, 2000, the short-term investment consisted of unregistered common stock of a publicly traded company that is not available-for-sale until April 1, 2001. The cost basis of this short-term investment is $1,736,000 and the unrealized loss was $866,000 in 2000. The fair market value of this short-term investment is $870,000 as of December 31, 2000.

ACCOUNTS RECEIVABLE

       Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management's estimates and historical collection. The provisions for doubtful accounts were $67,000, $1,018,000 and $152,000 in 2000, 1999 and 1998,
respectively. Charges for bad debts were $244,000, $608,000 and $6,000 in 2000, 1999 and 1998, respectively.

REVENUE AND COST RECOGNITION

       Service revenue includes system implementation, software support and software maintenance fees. Implementation fee revenue is recognized as the work is performed. Software support and maintenance revenue is recognized monthly over the service period. Software license fee revenue is recognized in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, the Company recognizes software license fee revenue when: (1) a software license agreement exists; (2) delivery and installation have occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. All service-related costs are expensed as incurred.

PROPERTY AND EQUIPMENT

       Property and equipment is stated at cost, less accumulated depreciation. Charges for depreciation of capital assets are computed using the straight-line method over their estimated useful lives, which range from three to five years, and are included in direct costs and general and administrative expenses in the accompanying consolidated statements of operations.

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

NOTES RECEIVABLE AND OTHER ASSETS

       Notes receivable related to the sale of transcription services. Net notes receivable were approximately $357,000 and $607,000 at December 31, 2000 and 1999, respectively. The notes have a weighted average annual interest rate of 7.1% and mature at various dates through September 2002. Other assets consist of deposits for rented facilities in the approximate amounts of $49,000 and $116,000 at December 31, 2000 and 1999, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

       Prior to 2000, goodwill and other intangible assets were amortized over periods ranging from three to eighteen years. As a result of the sale of the Company's Co-Sourcing and CodeRemote businesses in 2000 (see Note 11), the remaining net book value of such goodwill and other intangible assets were written-off as the goodwill related to entities that were sold.

IMPAIRMENT

       The Company accounts for long-lived assets under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. In management's opinion, the long-lived assets are appropriately valued in the accompanying balance sheets.

FAIR VALUE OF DEBT

       In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the fair value of short-term debt is estimated to approximate its carrying value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The estimated fair value of long-term debt at December 31, 2000 and 1999 was equal to the carrying amount included in the accompanying consolidated balance sheets.

STOCK BASED COMPENSATION

       In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company measures stock-based compensation expense as the excess of the market price on date of grant over the amount of the grant; therefore no compensation expense is recognized. As permitted, the Company has elected to adopt only the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation (see Note 9).

INCOME TAXES

       The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts and for operating loss and tax credit carry-forwards.

NET INCOME (LOSS) PER SHARE

       The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company's convertible debentures, convertible preferred stock, stock options and stock purchase warrants are potentially dilutive securities. All potentially dilutive securities were antidilutive and therefore are not included in diluted net income (loss) per share calculations in 2000, 1999 and 1998.

COMPREHENSIVE LOSS

       The Company accounts for comprehensive loss under the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The Company has chosen to disclose comprehensive loss, which consists of an unrealized loss on a short-term investment, in the consolidated statements of stockholders' equity.

CREDIT RISK

       The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to the ability to terminate access on delinquent accounts. The carrying amount of the Company's receivables approximates their fair values.

RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No.133 ("SFAS 133"), "Accounting For Derivative Instruments and Hedging Activities," which establishes standards for accounting for derivatives and hedging activities, and requires fair value reporting for derivatives and formalizes hedge criteria. To date, the Company has not invested in derivative instruments nor participated in hedging activities and, therefore, does not anticipate that there will be a material impact on the results of operations or financial position from the adoption of SFAS 133, as amended.

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements and amended it in March and June 2000. SAB 101 summarizes existing guidance on revenue recognition. The Company adopted the provisions of SAB 101 in the third quarter of 2000, and there was not a material effect on the results of operations or financial position as a result of the adoption.

       In March 2000, the FASB issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25 ("APB 25"). FIN 44 provides guidance for certain issues that arose in applying APB 25. The provisions were effective on July 1, 2000, and, generally, are applied prospectively. Adoption of FIN 44 has not materially affected the Company's financial results.

2. DISCONTINUED OPERATIONS

       The net loss and net assets from discontinued operations relate to the operations of TCM and the Company's former subsidiaries, First Western Health Corporation and Veritas Health Management ("Tricare Ops"), which ceased operations as of April 30, 1993. The Company sold and reacquired TCM in 1998 and ceased TCM's operations effective December 31, 1999 (see Note 11). The reported net assets from discontinued operations as of December 31, 1999 relate to TCM. The net losses from Tricare Ops represent the net costs for legal proceedings associated with the civil lawsuit filed by the Company against certain workers' compensation insurance carriers. This lawsuit was settled for approximately $1.2 million on December 30, 1999.

       Revenue and net loss from discontinued operations were as follows for the years ended December 31, 1999 and 1998 (amounts in thousands).

                                                  1999             1998
                                                  ----             ----
          Revenue

               TCM                               $   783            $ 346
               Tricare Ops                            --               --
                                                 ------------------------
                   Total revenue                 $   783            $ 346
                                                 ========================

          Net Income (loss)
               TCM                                  $(32)           $  --
               Tricare Ops                        (1,420)            (100)
                                                 ------------------------
                   Total net loss                $(1,452)           $(100)
                                                 ========================

3.   NON-RECURRING ITEMS

       In December 1999, the Company recorded gains on the sale of certain transcription operations and contracts of approximately $5.8 million (see Note
11), and charges from the restructuring of its operations, the write-off of obsolete fixed assets, and other unusual charges totaling approximately $5.5 million, which are included in the appropriate operating expense accounts in the consolidated statements of operations.

4.   BORROWING ARRANGEMENTS

Long-term debt is summarized as follows at December 31, 2000 and 1999:

                                                                                             2000             1999

$1,500,000 line of credit, interest at prime rate less 0.5%, maturing on March 31,
    2002...............................................................................     $ 614,000    $         --
Notes payable, interest at 8.5%, monthly payments of $11,284
   in principal and interest through maturity on May 19, 2000..........................            --          55,000
$180,000 revolving line of credit for Cascade, interest at prime plus 1.75% paid in
   full during January 2000............................................................            --         123,000
$10,000,000 equipment loan facility, interest at 30-month treasury notes plus 5.5%, monthly payments of $17,898 in principal and interest through November 2003,
   prepaid upon the sale of underlying financed equipment during June 2000.............            --         627,000
$10,000,000 revolving line of credit, interest at prime plus 2.25 percent,
   maturing on  May 31, 2001, terminated on November 21, 2000..........................            --       2,721,000
8% convertible debentures, due August 14, 2000.........................................            --       2,000,000
                                                                                            ---------    ------------
Total debt.............................................................................       614,000       5,526,000
Less: Current maturities of long-term debt.............................................            --      (2,403,000)
                                                                                            ---------    ------------
                                                                                            $ 614,000    $  3,123,000
                                                                                            =========    ============

       During 1998, the Company signed a $10.0 million equipment loan facility with DVI Financial Services, Inc. This facility provides additional financing for transcription systems required for new contracts. The facility requires monthly payments that amortize the cost of the equipment over the life of the customer contract, not to exceed 60 months, at fixed interest rates based on the treasury bill rates in effect at the time of the loan advance.

       In February 1999, the Company amended its credit facility agreement with Coast Business Credit ("Coast"), a division of Southern Pacific Thrift and Loan Association, to $10.0 million and extended the maturity date to May 31, 2001. The agreement provided the Company with a $9.7 million working capital facility and a $300,000 capital expenditure facility secured by substantially all of the Company's assets. On November 21, 2000, this credit facility was terminated and the then-current outstanding balance of approximately $1.8 million was paid in full with a portion of the proceeds from the sale of the Co-Sourcing and CodeRemote businesses (see Note 11).

       On August 14, 2000, the Company entered into a bridge loan agreement with each of the Company's Chief Executive Officer and one of the Company's Directors to provide short-term capital to retire its convertible debentures, which matured on August 15,

2000. The unsecured loans totaled $1,600,000, bore interest at 10.75%, which approximated the Coast interest rate, and matured upon the earlier of November 15, 2000 or upon closing of the proposed sale of the Co-Sourcing and CodeRemote businesses (see Note 11). The Company also obtained agreements with certain debenture holders to extend the maturity date of their debentures, which totaled $350,000, until the earlier of November 15, 2000 or upon the closing of the proposed sale of the Co-Sourcing and CodeRemote businesses. These bridge loans and extended-maturity debentures were repaid and retired, respectively, on October 13, 2000 with a portion of the proceeds received from the sale of the Co-Sourcing and CodeRemote businesses.

       On November 17, 2000, the Company signed a one-year promissory note due November 20, 2001 that established a $750,000 line of credit (the "LOC") with Bank of America, N.A. ("B of A"). Borrowings under this LOC bear interest at B of A's prime rate less one-half percent (9% at December 31, 2000). Repayment of such borrowings is personally guaranteed by the Company's Chief Executive Officer and one of its Directors (the "Guarantors"). The balance outstanding under this LOC was $614,000 at December 31, 2000. On January 31, 2001, the Company and the Guarantors increased the LOC to $1.5 million under the same terms and conditions as the original promissory note (see Note 13).

5.   COMMITMENTS AND CONTINGENCIES

Lease Commitments

       Future minimum annual rental obligations under operating leases as of December 31, 2000 are as follows:

                  2001...........................   $   301,000
                  2002...........................       210,000
                  2003...........................       174,000
                  2004...........................       180,000
                  2005...........................       185,000
                  Thereafter.....................       353,000
                                                    -----------
                                                    $ 1,403,000
                                                    ===========

       Rental expense was $398,000, $665,000 and $643,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Litigation

       On September 17, 1993, the Company and its former subsidiaries, Tricare Ops, and the physician-owned medical groups, FWHC Medical Group, Inc. and Veritas Medical Group, Inc., which had contracts with the healthcare subsidiaries, initiated a lawsuit in the Superior Court of the State of California, County of Los Angeles, against 22 of the largest California workers' compensation insurance carriers. The Lawsuit was subsequently amended to name 13 defendant insurance groups including State Compensation Insurance Fund, Continental Casualty Company, California Compensation Insurance Company, Zenith National Insurance Corporation, and Pacific Rim Assurance Company. The action sought compensatory damages plus punitive damages. The plaintiffs claim abuse of process, intentional interference with contractual and prospective business relations, negligent interference and unlawful or unfair business practices which led to the discontinuation in April 1993 of the former business of the Company's subsidiaries and their contracting associated medical groups. Nine defendants in the Lawsuit filed cross complaints against the plaintiffs seeking restitution, accounting from the plaintiffs for monies previously paid by the defendants, disgorgement of profits, injunctive relief, attorneys' fees and punitive damages, based upon allegations of illegal corporate practice of medicine, illegal referral arrangements, specific statutory violations and related improper conduct. All parties released all claims upon settlement of the Lawsuit for approximately $1.2 million on December 30, 1999. The Company expensed approximately $91,000 of legal expenses connected with the Lawsuit in 1999.

       On June 18, 1999, Paul and Linda Greiner (the "Greiners") filed a demand for Arbitration with the American Arbitration Association , seeking unspecified amounts of compensatory damages, punitive damages, interest, arbitration costs, and attorney's fees, based on unspecified theories of fraud, fraudulent inducement to contract, and breach of contract. The demand alleged misrepresentation by the Company in connection with an agreement between the parties to register the Greiners' shares for resale under federal securities laws. The Company settled this claim at a cost of $50,000 cash plus the forgiveness of indebtedness in the amount of $150,000 during June 2000.

       The Company is party to various lawsuits encountered in the normal course of business and believes that it has meritorious defenses to the related claims and assertions, however, there can be no assurance that the Company will be successful in defending such claims and assertions.

6.   RETIREMENT PLAN

       The Company maintains a 401(k) retirement plan that covers substantially all eligible employees. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. The Company matches employee contributions on a discretionary basis as determined by the Company's Board of Directors. There have been no Company matching contributions for 2000, 1999 and 1998.

7.   TRANSACTIONS WITH RELATED PARTIES

       On March 23, 1999, the Company sold unregistered shares of its common stock to certain executive officers at market value of $620,000. In connection with the sale, the executive officers issued promissory notes to the Company. In December 1999, the Company exchanged the promissory notes for the unregistered shares, which are held in Treasury at December 31, 2000 and 1999.

       In August 1999, certain directors and accredited investors of the Company loaned an aggregate $1.5 million to the Company for the purpose of interim financing. The related unsecured promissory notes provided for interest at the rate of 10% annually and a maturity date of January 15, 2000. On November 10, 1999, the Company executed an agreement with these directors and investors providing that, at the option of the Company, the promissory notes may be converted to a new class of convertible preferred stock at any time prior to the maturity date. The Shareholders approved the conversion on December 30, 1999, which was effected on January 14, 2000. The new class of preferred stock, the Series B Convertible Preferred Stock, does not pay dividends, and will have voting rights with the common stockholders equal to the number of shares of common stock into which the preferred stock may be converted from time to time. The preferred stock is convertible to common stock at a price of $3.625 per share of common stock.

8.   STOCKHOLDERS' EQUITY

       The Company has authorized 6,000,000 shares of common stock at $.05 par value, and 21,000,000 shares of preferred stock, at $.01 par value.

       On November 14, 1997, the Company raised approximately $5.3 million in cash through a private placement of 212,800 shares of newly issued Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock has a $.01 par value, $25.00 stated value, and a dividend of 9% payable quarterly. The shares of Series A Preferred Stock are convertible into shares of common stock at any time at the option of the holder at a conversion price of $16.875 per share. Under certain circumstances the Company may, at its option, redeem the Series A Preferred Stock on or after November 15, 1998, in whole or in part, at the redemption prices set forth below together with all accrued and unpaid dividends to the redemption date.

                        Redemption Dates                   Redemption Prices
--------------------------------------------------------------------------------
            November 15, 2000 through November 14, 2001          103%
            November 15, 2001 and after                          100%

       The holders of the Series A Preferred Stock may convert the Series A Preferred Stock into shares of Common Stock within 60 days following the Company's notice of redemption.

       Effective January 14, 2000, the Company issued 60,000 shares Series B Convertible Preferred Stock with a stated value of $25.00 per share pursuant to the conversion of $1.5 million of unsecured promissory notes held by certain related parties (see Note 7).

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

The following is a summary of stock option transactions:

                                                                                                                   WEIGHTED
                                                                                                                    AVERAGE
                                                                                           AVERAGE PRICE             PRICE
                                                                       OPTIONS               PER SHARE             PER SHARE
                                                                       -------               ---------             ---------
Options outstanding at December 31, 1997                                 247,000                                      $ 15.55
Granted                                                                  108,000       $ 10.00 to $19.40              $ 14.40
Forfeited                                                               (51,000)       $   .25 to $56.90              $ 19.95
Exercised                                                                (2,000)       $   .25 to $13.75              $ 12.25
                                                                      ---------
Options outstanding at December 31, 1998                                302,000        $  0.25 to $56.25              $ 14.80
Granted                                                                 278,000        $  1.72 to $11.88              $  3.14
Forfeited                                                              (239,000)       $  0.25 to $27.50              $ 12.71
Exercised                                                                    --                       --              $    --
                                                                      ---------
Options outstanding at December 31, 1999                                341,000        $  0.25 to $56.25              $  7.95
Granted                                                                 180,000        $   1.34 to $3.50              $  2.32
Forfeited                                                              (138,000)       $  0.25 to $56.25              $ 10.78
Exercised                                                               (28,000)       $   2.63 to $3.00              $  3.00
                                                                      ---------
Options outstanding at December 31, 2000                                355,000        $  1.34 to $27.50              $  3.55
                                                                      =========

Options eligible for exercise at December 31, 2000                      186,000
                                                                      =========

       At December 31, 2000 there were a total of 36,000 common stock options available for grant.

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

       The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company's common stock granted during 2000, 1999 and 1998 to employees and non-employee directors of the Company using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                              2000             1999                   1998
----------------------------------------------------------------------------------------------------
          Risk-free interest rate         5.65% - 6.65%    4.84% - 6.07%          4.60% - 5.91%
          Expected dividend yield               --               --                     --
          Expected life                     Four years       Four years             Four years
          Expected volatility                   88%              93%                    70%

       The total fair value of the options granted during the years ended December 31, 2000, 1999 and 1998 was computed as approximately $124,000, $295,000 and $701,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net loss for the years ended December 31, 2000, 1999, and 1998 would have been as follows:

                                                                                    2000               1999              1998
                                                                                    ----               ----              ----
Net loss attributable to common stockholders:
     As reported                                                                ($1,188,000)       ($4,988,000)      ($197,000)
     Pro forma                                                                  ($1,662,000)        (5,528,000)       (714,000)
Basic and diluted net loss per share attributable to common stockholders:
     As reported                                                                     ($0.27)            ($1.14)         ($0.05)
     Pro forma                                                                       ($0.38)            ($1.26)         ($0.17)

       The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:

                                                        Options Outstanding                           Options Exercisable
                                                        -------------------                           -------------------
                                          Outstanding          Average           Weighted         Exercisable         Weighted
                        Actual                at              Remaining          Average               at             Average
                       Range of          December 31,        Contractual         Exercise         December 31,        Exercise
                    Exercise Price           2000                Life             Price               2000             Price
----------------------------------------------------------------------------------------------------------------------------------
                   $1.34 - $ 1.50           82,000           9.9 years            $1.34                --                --
                   $1.51 - $ 2.00          128,000           8.8 years            $1.72             128,000             $1.72
                   $2.01 - $ 5.00           99,000           8.9 years            $3.15              24,000             $2.72
                   $5.01 - $27.50           46,000           7.2 years            $13.38             34,000             $14.05
                                      ------------------                                       -------------------
                   $1.34 - $27.50          355,000           8.9 years            $ 3.55            186,000             $4.11
                                      ==================                                       ===================

10.   INCOME TAXES

       For the years ended December 31, 2000, 1999 and 1998, the Company generated a net loss for income tax purposes; therefore, no income tax provision has been recorded.

       The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities as of December 31, 2000 and 1999, were as follows:

                                                                             2000               1999
                                                                             ----               ----
Deferred tax liabilities:
Equipment and leasehold..........................................        $   (30,000)        $   (162,000)
Intangibles assets...............................................            (10,000)             (46,000)
Exercise of stock options........................................           (358,000)            (325,000)
                                                                       ------------------------------------
                                                                            (398,000)            (533,000)
Deferred tax assets:
Net operating loss carry-forwards................................          7,962,000            7,685,000
Cash-basis deferral..............................................             24,000               24,000
Accrued liabilities..............................................            139,000              416,000
Valuation allowance..............................................         (7,848,000)          (7,713,000)
                                                                       ------------------------------------
Net deferred tax (liabilities)...................................        $  (121,000)        $   (121,000)
                                                                       ====================================

       At December 31, 2000, the Company had net operating loss carry-forwards of approximately $20,627,000 that may be used to reduce future income taxes. If not utilized these carry-forwards will begin to expire in 2009. The Company has established a valuation allowance of $7,848,000 and $7,713,000 at December 31, 2000 and 1999, respectively, due to the uncertainty regarding the realizability of certain deferred tax assets, including its net operating loss carry-forwards.

Reconciliation of Tax Rates:                                              2000        1999         1998
                                                                          ----        ----         ----
Federal..........................................................          34%         34%           34%
State............................................................           5%          5%            5%
Net operating loss carry-forwards................................           0%          0%            0%
Valuation allowance..............................................         (39%)       (39%)         (39%)
                                                                       ----------------------------------
Effective tax rate...............................................           0%          0%            0%
                                                                       ==================================

11.   ACQUISITIONS AND DIVESTITURES

       On March 16, 1998 Transcend sold the net assets of Transcend Case Management, Inc., its wholly owned subsidiary, to TCM Services, Inc., a wholly owned subsidiary of CORE, Inc. ("CORE"). On December 23, 1998 the Company reacquired TCM from CORE and filed an arbitration claim against CORE after learning of CORE's intent to discontinue the business. The reacquisition of TCM was accounted for under the purchase method of accounting. On February 8, 2000, an arbitrator ruled that CORE had breached its purchase contract with Transcend and awarded approximately $1.7 million, plus attorney's fees and arbitration costs, to Transcend. On March 31, 2000, CORE issued 248,703 shares of its unregistered common stock to Transcend in full and complete settlement of the arbitrator's award to Transcend. The Company reported a $461,000 gain on this legal settlement. The Company ceased TCM's operations effective December 31, 1999.

       On June 1, 1998 the Company completed the acquisition of Health Care Information Systems, Inc. ("HCIS"). The acquisition was accounted for under the pooling of interests method of accounting. The Company has merged HCIS into a newly formed wholly owned subsidiary, Cascade Health Information Software ("Cascade"), the product name formerly used by HCIS which is widely recognized in the industry.

       In December 1999, the Company sold the net assets of its Utah and Northeast-based medical transcription services operations and certain contracts for an aggregate purchase price of approximately $7.7 million, consisting of $7.3 million in cash, and the remainder in promissory notes due in December 2001.

       On October 13, 2000, the Company completed the sale of its Co-Sourcing and CodeRemote businesses (the "Businesses") to Provider HealthNet Services, Inc. ("PHNS") pursuant to an Asset Purchase Agreement (the "Agreement") with PHNS. Transcend received approximately $4.7 million in cash with the potential to receive additional consideration payable over the subsequent five years. The amount of future consideration, if any, will be based on a fixed percentage of certain defined future revenue recognized by PHNS from the Businesses. The Company reported an $89,000 gain on the disposition.

       The following unaudited pro forma financial information presents consolidated revenue and gross profit for the continuing operations as if the dispositions had taken place on January 1, 1999. Management evaluated the performance of its transcription operations and certain business segments, including Co-Sourcing and CodeRemote, on the basis of revenue and gross profit. Since many of the assets and operating expenses of these sold operations and segments are not separately identifiable, these divestitures are not reported as discontinued operations. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been if the disposition had been effective on January 1, 1999.

                        (in 000's, except for per share data)    2000    1999
                                                                 ----    ----
                       Revenue                                  $15,921 $17,642
                       Gross Profit                             $ 3,544 $ 2,158

12.   Segment Information

       The Company's reportable segments are strategic business units that offer different services and products. The Company operated in four segments (hospital medical records management, remote coding of medical records, medical transcription and coding software) during 1998, 1999 and for the ten-month and thirteen-day period ended October 13, 2000 and in two segments for the remainder of 2000 (medical transcription and coding software). These four segments are referred to by the Company as Co-Sourcing, CodeRemote, Transcription and Cascade, respectively. The Company evaluates the performance of Co-Sourcing, CodeRemote and Transcription based on revenue and gross profit. Cascade is evaluated based on revenue, gross profit and operating income. In 1999 and 1998 the revenue and gross profit derived from transcription services performed for Co-Sourcing customers was reclassified from Co-Sourcing to Transcription for the purpose of evaluating the performance of the transcription business. Since many of the assets and operating expenses of these segments are not separately identifiable, management believes that allocating such shared assets and expenses in not only impractical, but also meaningless.

                                    (in 000's)                      2000          1999           1998
                    Revenue:
                         Transcription                               $13,666       $24,085         $22,593
                         Cascade                                       2,255         2,234           1,360
                         Co-Sourcing                                   9,678        22,868          29,361
                         CodeRemote                                      663           328               0
                                                                -------------------------------------------
                              Total revenue                          $26,262       $49,515         $53,314
                                                                ===========================================

                    Gross profit:
                         Transcription                               $ 2,128       $   599         $ 3,003
                         Cascade                                       1,416         1,431           1,104
                         Co-Sourcing                                   1,179         1,377           4,459
                         CodeRemote                                       54             0               0
                                                                -------------------------------------------
                              Total gross profit                     $ 4,777       $ 3,407         $ 8,566
                                                                ===========================================

                    Cascade operating income (loss)                    ($477)        ($600)        $   293
                                                                ===========================================

13.   Subsequent Events

       On March 30, 2001, the Company and the Guarantors extended the due date of its line of credit to March 31, 2002 (see Note 4).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There has been no occurrence requiring a response to this item.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 2001 Annual Meeting of Stockholders to be held May 8, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

    The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 2001 Annual Meeting of Stockholders to be held May 8, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 2001 Annual Meeting of Stockholders to be held May 8, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 2001 Annual Meeting of Stockholders to be held May 8, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report for Transcend Services, Inc.:

     1.   Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Public Accountants listed below are included in Item 8.

     Report of Independent Public Accountants.

     Consolidated Balance Sheets as of December 31, 2000 and 1999

     Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

     Notes to Consolidated Financial Statements

     Financial Statement Schedules are not required

     (b)  Reports on Form 8-K.

On October 30, 2000, Transcend Services, Inc. filed a Current Report on Form 8-K regarding the sale of its Co-Sourcing and CodeRemote businesses on October 13, 2000 for a purchase price of approximately $4.7 million.

(c). Exhibits.
     --------

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (i) a Registration Statement on Form S-3 under the Securities Act of 1933 for the Company, Registration No. 333-19177, filed on January 2, 1997 (referred to as "S-3"); (ii) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-37685, filed on November 8, 1990 (referred to as "1990 S-8"); (iii) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-57072, filed on January 15, 1993 (referred to as "1993 S-8"); (iv) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 333-16213, filed on November 15, 1996 (referred to as "1996 S-8"); (v) the Company's Annual Report on form 10-K for the year ended May 31, 1993 (referred to as "1993 10-K"); (vi) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (referred to as "6/30/95 10-Q"); (vii) Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (referred to as "9/30/96 10-Q/A No. 1"); (viii) the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (referred to as 12/31/98 10-K); (ix) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (referred to as 3/31/98 10-Q); (x) the Company's Current Report on Form 8-K relating to an event which occurred April 28, 1998 (referred to as 4/28/98 8-K); (xi) the Company's Current Report on Form 8-K/A relating to an event which occurred December 23, 1998 (referred to as 12/23/98 8-K/A); (xii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (referred to as "3/31/97" 10-Q"); (xiii) the Company's Current Report on Form 8-K filed December 27, 1999 (referred to as "12/27/99 8-K"); (xiv) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (referred to as "6/30/00 10-Q); or (xv) the Company's Current Report on Form 8-K filed October 30, 2000 (referred to as "10/30/00 8-K").

EXHIBIT
NO.            DESCRIPTION
---            -----------
     *2.1  -   Merger Agreement dated April 16, 1997 for acquisition of DocuMedX
               (3-31-97 10-Q, Exhibit 2.6)

     *2.2  -   Purchase and Sale agreement dated March 16, 1998 with CORE, INC.
               for the sale of the net assets of Transcend Case Management, Inc.
               (12/31/98 10-K)

     *2.3  -   Merger and Reorganization Agreement dated April 28, 1998 for acquisition of Health Care Information Systems, Inc. (4/28/98 8-
               K, Exhibit 2(a))

     *2.4  -   Assignment and Assumption agreement dated December 23, 1998 with
               TCM Services, Inc. (12/23/98 8-KA, Exhibit 2(a))

EXHIBIT
NO.            DESCRIPTION
---            -----------
     *2.5  -   Asset Purchase Agreement dated December 9, 1999 with Medquist
               Transcriptions, Ltd. for the sale of net assets and contracts of Transcend Services, Inc. (12/27/99 8-K, Exhibit 2(a))

     *2.6  -   Asset Purchase Agreement dated December 16, 1999 with Medquist
               Transcriptions, Ltd. for the sale of net assets and contracts of Transcend Services, Inc. (12/27/99 8-K, Exhibit 2(d))

     *2.7  -   Asset Purchase Agreement dated October 13, 2000 with Provider
               HealthNet Services, Inc. (10/30/00 8-K, Exhibit 2.7)

   *3.1.1  -   Certificate of Incorporation (6/30/95 10-Q, Exhibit 3)

   *3.1.2  -   Certificate of Designation of Series A Convertible Preferred
               Stock (12/31/98 10-K)

    3.1.3  -   Certificate of Designation of Series B Convertible Preferred
               Stock

    3.1.4  -   Certificate of Amendment of the Certificate of Incorporation

     *3.2  -   Bylaws (as restated) (1993 10-K, Exhibit 3(a))

     *4.1  -   1990 Employee Stock Purchase Plan (1990 S-8, Exhibit 4)

     *4.2  -   1992 Stock Option Plan, as amended (1993 S-8, Exhibit 4(a))

     *4.3  -   1992 Stock Option Plan, as Amended and Restated (1996 S-8,
               Exhibit 4.1)

     *4.9  -   Warrant to Purchase Common Stock Granted to Silicon Valley Bank
               (9/30/96 10-Q/A No. 1, Exhibit 4.4)

    *4.10  -   Silicon Valley Bank Antidilution Agreement (9/30/96 10-Q/A No. 1,
               Exhibit 4.5)

    *4.11  -   Silicon Valley Registration Rights Agreement (9/30/96 10-Q/ No.
               1, Exhibit 4.6)

    *4.12  -   DVI Financial Services Inc. Loan and Security Agreement (3/31/98
               10- Q, Exhibit 10.14.1))

    *4.13  -   Promissory Note between the Company and Walter S. Huff, Jr.
               (6/30/00 10-Q, Exhibit 4.13)

    *4.14  -   Promissory Note between the Company and Larry G. Gerdes (6/30/00
               10-Q, Exhibit 4.14)

    *10.3  -   Form of Incentive Stock Option Agreement under 1992 Stock Option
               Plan, as Amended and Restated (1996 S-8, Exhibit 4.2)

    *10.9  -   Form of indemnification agreement (1993 10-K, Exhibit 10(a))

   *10.10  -   Letter Agreement dated December 5, 1996 by and between the
               Company and VHA, Inc. (S-3, Exhibit 10.1)

   *10.11  -   Services Agreement dated December 5, 1996 by and between the
               Company and VHA, Inc. (S-3, Exhibit 10.2)

    *21.1  -   Subsidiaries of the Registrant

     23.1  -   Consent of Arthur Andersen LLP

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Transcend Service, Inc.



                         By:    /s/ Larry G. Gerdes
                              ---------------------------
                              Larry G. Gerdes
                              President, Chief Executive Officer,
                              Chief Financial Officer and
                              Chief Financial Officer
                              (Principal Executive, Financial
                              and Accounting Officer)

Dated: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                                                                Date
---------                      -----                                                                ----
/s/ Donald L. Lucas            Chairman of the Board of Directors                              March 30, 2001
-------------------
Donald L. Lucas

/s/ Larry G. Gerdes
-------------------
Larry G. Gerdes                Director, President, Chief Executive Officer,                   March 30, 2001
                               Chief Financial Officer and Chief Accounting Officer
                               (Principal Executive, Financial and Accounting Officer)

/s/ B. Frederick Becker
-----------------------
B. Frederick Becker            Director                                                        March 30, 2001


/s/ George B. Caldwell
----------------------
George B. Caldwell             Director                                                        March 30, 2001


/s/ Walter S. Huff, Jr.
-----------------------
Walter S. Huff, Jr.            Director                                                        March 30, 2001


/s/ Charles E. Thoele          Director                                                        March 30, 2001
---------------------
Charles E. Thoele