Form 10-Q
period 2001-03-31
TRANSCEND SERVICES INC
filed 2001-05-04
CIK 858452

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from                to
                                              --------------    ---------------

                        Commission File Number 0-18217


                           TRANSCEND SERVICES, INC.
            (Exact name of registrant as specified in its charter)


                Delaware                                  33-0378756
    (State or other jurisdiction of                     (I.R.S Employer
     incorporation or organization)                   Identification No.)

          945 East Paces Ferry Rd, Suite 1475, Atlanta, Georgia 30326
             (Address of principal executive offices and zip code)
      Registrant's telephone number, including area code: (404) 364-8000

                                      N/A
            (Former name, former address, and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----


     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

                Class                          Outstanding at May 1, 2001
                -----                          --------------------------
     Common Stock, $.05 par value                   4,383,143 Shares


================================================================================

                                     INDEX

                                                                                           Page
                                                                                          Number
                                                                                          ------
PART  I.  FINANCIAL INFORMATION

Item 1. Financial Statements
            Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000........   3

            Consolidated Statements of Operations for the Three Months Ended
            March 31, 2001 and 2000.......................................................   4

            Consolidated Statements of Cash Flows for the Three Months Ended
            March 31, 2001 and 2000.......................................................   5

            Notes to Consolidated Financial Statements....................................   6

Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................................   8

Item 3. Quantitative and Qualitative Disclosures About Market Risk........................  11

PART II.  OTHER INFORMATION...............................................................  11

Item 1. Legal Proceedings.................................................................  11

Item 6. Exhibits and Reports on Form 8-K..................................................  11

SIGNATURES................................................................................  12


PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

                            TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                    March 31, 2001               December 31, 2000
                                                                    --------------               -----------------
                                     ASSETS

Current assets:
Cash and cash equivalents                                           $     32,000                   $      6,000
Short-term investment                                                  1,177,000                        870,000
Accounts receivable, net of allowance for doubtful
 accounts of $335,000 at March 31, 2001 and $542,000
 at December 31, 2000                                                  1,928,000                      1,974,000
Prepaid expenses and other current assets                                 26,000                        165,000
                                                                    ------------                   ------------
Total current assets                                                   3,163,000                      3,015,000
                                                                    ------------                   ------------
Property and equipment:
 Computer equipment                                                    3,015,000                      2,975,000
 Software development                                                  1,550,000                      1,550,000
 Furniture and fixtures                                                  224,000                        220,000
                                                                    ------------                   ------------
  Property and equipment                                               4,789,000                      4,745,000
 Accumulated depreciation                                             (2,779,000)                    (2,487,000)
                                                                    ------------                   ------------
  Property and equipment, net                                          2,010,000                      2,258,000
                                                                    ------------                   ------------
Notes receivable and other assets                                        408,000                        406,000
                                                                    ------------                   ------------
Total assets                                                        $  5,581,000                   $  5,679,000
                                                                    ============                   ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Borrowings under line of credit                                     $  1,500,000                   $          0
Accounts payable                                                         238,000                      1,059,000
Accrued compensation and benefits                                        327,000                        399,000
Other accrued liabilities                                                947,000                      1,310,000
Deferred income taxes                                                          0                        121,000
                                                                    ------------                   ------------
Total current liabilities                                              3,012,000                      2,889,000
                                                                    ------------                   ------------
Borrowings under line of credit                                                0                        614,000
                                                                    ------------                   ------------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized:
 Series A convertible preferred stock; 212,800 shares issued and
  outstanding at March 31, 2001 and December 31, 2000                      2,000                          2,000
 Series B convertible preferred stock; 60,000 shares issued and
  outstanding at March 31, 2001 and December 31, 2000                      1,000                          1,000
Common Stock, $.05 par value; 6,000,000 shares authorized,
 4,383,000 shares issued and outstanding at March 31, 2001
 and December 31, 2000                                                   224,000                        224,000
Additional paid-in capital                                            27,999,000                     27,982,000
Unrealized loss on short-term investment                                (559,000)                      (866,000)
Accumulated deficit                                                  (25,098,000)                   (25,167,000)
                                                                    ------------                   ------------
  Total stockholders' equity                                           2,569,000                      2,176,000
                                                                    ------------                   ------------
Total liabilities and stockholders' equity                          $  5,581,000                   $  5,679,000
                                                                    ============                   ============
------------------------------------------------------------------------------------------------------------------------------------

                         The accompanying notes are an integral part of these consolidated balance sheets.

                            TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                         Three Months Ended March 31,
                                                                    -----------------------------------------
                                                                       2001                           2000
                                                                    ----------                     ----------
Revenue:
 Transcription Services                                             $2,901,000                     $4,011,000
 Cascade Software                                                      658,000                        554,000
 Co-Sourcing and CodeRemote                                                  0                      3,562,000
                                                                    ----------                     ----------
  Total revenue                                                      3,559,000                      8,127,000
                                                                    ----------                     ----------

Direct costs:
 Transcription Services                                              2,139,000                      3,435,000
 Cascade Software                                                      234,000                        157,000
 Co-Sourcing and CodeRemote                                                  0                      3,078,000
                                                                    ----------                     ----------
   Total direct costs                                                2,373,000                      6,670,000
                                                                    ----------                     ----------
Gross profit:
 Transcription Services                                                762,000                        576,000
 Cascade Software                                                      424,000                        397,000
 Co-Sourcing and CodeRemote                                                  0                        484,000
                                                                    ----------                     ----------
  Total gross profit                                                 1,186,000                      1,457,000
                                                                    ----------                     ----------
Operating expenses:
 Sales and marketing                                                   232,000                        205,000
 Research and development                                              210,000                        252,000
 General and administrative                                            654,000                        962,000
                                                                    ----------                     ----------
  Total operating expenses                                           1,096,000                      1,419,000
                                                                    ----------                     ----------
Operating income                                                        90,000                         38,000

Interest expense, net                                                  (23,000)                      (112,000)
                                                                    ----------                     ----------
Income (loss) before income tax benefit and discontinued
 operations                                                             67,000                        (74,000)
Income tax benefit                                                     121,000                              0
                                                                    ----------                     ----------
Income (loss) from continuing operations                               188,000                        (74,000)

Income from discontinued operations                                          0                        272,000
                                                                    ----------                     ----------
Net income                                                             188,000                        198,000
Dividends on preferred stock                                          (119,000)                      (119,000)
                                                                    ----------                     ----------
Net income attributable to common stockholders                      $   69,000                     $   79,000
                                                                    ==========                     ==========
Basic income (loss) per share:
 From continuing operations                                         $     0.02                     $    (0.04)
 From discontinued operations                                             0.00                           0.06
                                                                    ----------                     ----------
  Net income attributable to common stockholders                    $     0.02                     $     0.02
                                                                    ==========                     ==========
Weighted average shares outstanding                                  4,383,000                      4,394,000
                                                                    ==========                     ==========
Diluted income (loss) per share
 From continuing operations                                         $     0.02                     $    (0.04)
 From discontinued operations                                             0.00                           0.06
                                                                    ----------                     ----------
  Net income attributable to common stockholders                    $     0.02                     $     0.02
                                                                    ==========                     ==========
Weighted average shares outstanding                                  4,433,000                      4,739,000
                                                                    ==========                     ==========
------------------------------------------------------------------------------------------------------------------------------------

                      The accompanying notes are an integral part of these consolidated financial statements.


                            TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                         Three Months Ended March 31,
                                                                    -----------------------------------------
                                                                       2001                           2000
                                                                    ----------                     ----------
Cash flows from operating activities:
Net income attributable to common stockholders                      $  69,000                      $    79,000
                                                                    ---------                      -----------
Adjustments to reconcile net income to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                       292,000                          609,000
  Income from discontinued operations                                       0                         (272,000)
  Preferred stock dividends                                           119,000                          119,000
  Changes in assets and liabilities:
   Accounts receivable, net                                            46,000                          250,000
   Prepaid expenses                                                   139,000                         (102,000)
   Notes receivable and other assets                                   (2,000)                          10,000
   Accounts payable                                                  (821,000)                        (895,000)
   Accrued liabilities                                               (556,000)                      (2,453,000)
                                                                    ---------                      -----------
    Total adjustments                                                (783,000)                      (2,734,000)
                                                                    ---------                      -----------
Net cash used in continuing operations                               (714,000)                      (2,655,000)
Net cash provided by discontinued operations                                0                          874,000
                                                                    ---------                      -----------
Net cash used in operating activities                                (714,000)                      (1,781,000)
                                                                    ---------                      -----------
Cash flows from investing activities:
Capital expenditures                                                  (44,000)                      (1,166,000)
                                                                    ---------                      -----------
Net cash used in investing activities                                 (44,000)                      (1,166,000)
                                                                    ---------                      -----------
Cash flows from financing activities:
 Borrowings under line of credit agreement                            886,000                          376,000
 Principle payments on long-term debt                                       0                          (11,000)
 Preferred stock dividends                                           (119,000)                        (119,000)
 Proceeds from the exercise of stock options                           17,000                           19,000
                                                                    ---------                      -----------
Net cash provided by financing activities                             784,000                          265,000
                                                                    ---------                       ----------
Net increase (decrease) in cash and cash equivalents                   26,000                       (2,682,000)
Cash and cash equivalents, at beginning of period                       6,000                        4,387,000
                                                                    ---------                      -----------
Cash and cash equivalents, at end of period                         $  32,000                      $ 1,705,000
                                                                    =========                      ===========
Supplemental cash flow information:
Cash paid for interest expense                                      $  23,000                      $   112,000
Non-cash investing and financing activities:
 Receipt of short-term investment in legal settlement               $       0                      $ 1,736,000
 Unrealized gain (loss) on short-term investment                    $ 307,000                      $  (394,000)
 Conversion of convertible notes payable to a related party
  to Series B Convertible Preferred Stock                           $       0                      $ 1,500,000

------------------------------------------------------------------------------------------------------------------------------------

                      The accompanying notes are an integral part of these consolidated financial statements.


                           TRANSCEND SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2001 and 2000
                                  (Unaudited)

(1) The accompanying consolidated financial statements are unaudited and have been prepared by the management of Transcend Services, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for the fair presentation of the consolidated financial position, results of operations and cash flows, have been included. Common shares and per share data have been restated to include the 1-for-5 reverse stock split effected by the Company on January 14, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000. Footnote disclosure that substantially duplicates the disclosure contained in that document has been omitted.

(2) On March 13, 2001, the Company announced the termination of its efforts to sell Cascade Health Information Software, Inc. ("Cascade"), which had previously been reported as discontinued operations in the Company's consolidated financial statements, due to market conditions. All information presented has been restated to show the reclassification of Cascade from discontinued to continuing operations.

(3) The short-term investment reflected in the accompanying consolidated balance sheets consists of the unregistered common stock of a publicly traded company (Core, Inc.) with a cost basis of $1,736,000 that was received in a legal settlement effective March 31, 2000, but is not available-for-sale due to resale restrictions until April 1, 2001. Subsequent to acquiring this short-term investment, its carrying value in the Company's books and records was adjusted to the lower of cost or fair market value by entries to a separate valuation account included in the stockholders' equity section of the Company's balance sheet. The fair market value of this short-term investment is $1,177,000 as of March 31, 2001, thereby resulting in an unrealized loss of $559,000, which is reflected as a reduction in stockholders' equity in the accompanying balance sheet as of that date. On April 2, 2001, the Company sold this short-term investment in the open market for approximately $1,164,000, net of commission expense of $10,000, resulting in a realized loss of approximately $572,000. This sale transaction will be recorded in the second quarter of 2001 as a $572,000 charge to that period's operating results and a $13,000 reduction in stockholders' equity as of that period-end. The proceeds from this sale were used to reduce borrowings under the Company's line of credit. See notes 8 and 9.

(4) The Company accounts for its income taxes in accordance with Statement of
Financial Accounting Standards ("SFAS") No. 109.   Certain deferred tax
liabilities established in prior years related to the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their related reported amounts are no longer required. Accordingly, an income tax benefit of $121,000 is included in the consolidated statements of operations for the three months ended March 31, 2001.

(5) The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities, which consists entirely of employee stock options for the three months ended March 31, 2001 and 2000.

(6) The Company accounts for comprehensive income (loss) under the provisions of SFAS No. 130, Reporting

Comprehensive Income. The Company's comprehensive income is presented below for the periods indicated:


                                                     For the three months
                                                         ended March 31,
                                                     --------------------
                                                       2001       2000
                                                     --------  ----------
  Net income attributable to common stockholders     $ 69,000  $  79,000
  Unrealized gain (loss) on short-term investment     307,000   (394,000)
                                                     --------  ---------
  Comprehensive income (loss)                        $376,000  $(315,000)
                                                     ========  =========


(7) Effective on January 14, 2000 the Company converted $1,500,000 in convertible notes held by certain directors and executive officers of the Company into 60,000 shares of Transcend Series B Convertible Preferred Stock (the "Preferred B Shares"). The Preferred B Shares have a stated value of $25.00 per share. The Preferred B Shares do not pay dividends and have voting rights equal to the number of shares of Transcend common stock into which the Preferred B Shares may be converted from time to time. Each share is convertible, at the option of the holder, at any time into 6.9 unregistered shares of Transcend Common Stock. The Series B Preferred Shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

(8) On March 30, 2001, the Company extended the due date of its $1.5 million line of credit to March 31, 2002. Repayment of borrowings, if any, under this line of credit are personally guaranteed by the Company's Chief Executive Officer and one of its Directors.

(9) On March 16, 1998, Transcend sold the net assets of Transcend Case Management, Inc. ("TCM"), its wholly-owned subsidiary, to TCM Services, Inc., a wholly-owned subsidiary of Core, Inc. ("CORE"). On December 23, 1998 the Company reacquired TCM from CORE and filed an arbitration claim against CORE after learning of CORE's intent to discontinue the business. The reacquisition of TCM was accounted for under the purchase method of accounting. On February 8, 2000, an arbitrator ruled that CORE breached its purchase contract with Transcend and awarded approximately $1.7 million, plus attorney's fees and arbitration costs, to Transcend. On March 31, 2000, CORE issued 248,703 shares of its unregistered common stock to Transcend in full and complete settlement of the arbitrator's award in favor of Transcend. The Company reported a gain of $269,000 on this legal settlement, which is included in income from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2000. The Company ceased TCM's operations effective December 31, 1999. See note 3.

(10) On October 13, 2000, the Company completed the sale of its Co-Sourcing and CodeRemote businesses (the "Businesses") to Provider HealthNet Services, Inc. The unaudited revenue, direct costs and gross profit for the Businesses are presented separately in the accompanying consolidated statements of operations. Since many of the assets and operating expenses of the Businesses are not separately identifiable, these divestitures are not reported as discontinued operations. See note 11.

(11) The Company's reportable segments are strategic business units that offer different services and products. Beginning January 1, 2001, the Company operates in two segments: (1) Transcription Services; and (2) Cascade Software. The Company operated in four segments (Transcription Services, Cascade Software, Co-Sourcing and CodeRemote) throughout most of 2000. With the exception of Cascade Software, the Company evaluated the other three business segments on the basis of revenue and gross profit during 2000, since many of the assets and operating expenses of these segments were not separately identifiable. Cascade is evaluated based on revenue, gross profit and operating income. The revenue and gross profit for each segment are presented in the accompanying consolidated statements of operations for the three months ended March 31, 2001 and 2000. Co-Sourcing and CodeRemote are combined in these statements due to the insignificance of CodeRemote and the fact that both Co-Sourcing and CodeRemote were sold during October 2000. The operating income for Transcription Services and Cascade Software were $9,000 and $81,000, respectively, for the three months ended March 31, 2001.

(12) On April 5, 2001, Our Lady of the Lakes Hospital, Inc. ("OLOL") filed a lawsuit against the Company. The lawsuit, styled "Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc." was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. The Company intends to file a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices.

The Company intends to deny all liability with respect to these claims and intends to vigorously defend all claims made by OLOL. The lawsuit is in a very early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect that their outcome may have on the Company's financial condition or operating results. There can be no assurances that this litigation will not have a material adverse effect on the Company's results of operations or the Company's financial condition.

In addition, the Company is party to various lawsuits encountered in the normal course of business and believes that it has meritorious defenses to the related claims and assertions, however, there can be no assurance that the Company will be successful in defending such claims and assertions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended,
Section 27A of the Securities Act of 1933, as amended and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition and other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management). Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such speak only as of the date made.

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

On October 13, 2000, the Company sold both its facility management business ("Co-Sourcing"), which provided on-site management of hospital medical records operations, and its remote coding business ("CodeRemote"), which helped healthcare providers code their medical records, to Provider HealthNet Services, Inc.

Results of Operations

Results of operations include the continuing operations of Transcend and its wholly owned subsidiary ("Cascade"), two sold operations (Co-Sourcing and CodeRemote) and one discontinued operation (Transcend Case Management, Inc. ("TCM"), a wholly-owned subsidiary that ceased operations effective December 31, 1999. Certain information is presented below to facilitate the following discussion and analysis:

       -----------------------------------------------------------------------------------------
         In Thousands, except for %'s                      Three Months Ended March 31,
       -----------------------------------------------------------------------------------------
                                                                       % of Revenue
       -----------------------------------------------------------------------------------------
                                                  2001       2000      2001    2000     % Change
       -----------------------------------------------------------------------------------------
       Transcription Services revenue            $2,901     $4,011      N/A     N/A       -28%
       -----------------------------------------------------------------------------------------
       Cascade revenue                           $  658     $  554      N/A     N/A        19%
       -----------------------------------------------------------------------------------------
       Transcription Services gross profit       $  762     $  576      26%     14%        32%
       -----------------------------------------------------------------------------------------
       Cascade gross profit                      $  424     $  397      64%     72%         7%
       -----------------------------------------------------------------------------------------
       Sales and marketing expenses              $  232     $  205       7%      3%        13%
       -----------------------------------------------------------------------------------------
       Research and development expenses         $  210     $  252       6%      3%       -17%
       -----------------------------------------------------------------------------------------
       General and administrative expenses       $  654     $  962      18%     12%       -32%
       -----------------------------------------------------------------------------------------
       Operating income                          $   90     $   38       3%      0%       137%
       -----------------------------------------------------------------------------------------

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Revenue decreased $4.6 million or 56% to $3.6 million for the three months ended March 31, 2001 compared to revenue of $8.1 million for the three months ended March 21, 2000. $3.6 million of the $4.6 million decrease is attributable to the businesses that were sold during October 2000 (Co-Sourcing and CodeRemote). Transcription Services revenue also declined $1.1 million or 28% to $2.9 million as a result of the Company's restructuring activities in late 1999 and 2000. At that time, the Company determined that it was not prudent to convert certain transcription customer accounts to its T2K technology. The reported Transcription Services revenue of $4.0 million reported in the first quarter of 2000 includes $1.1 million from 11 transcription service agreements that were terminated by the Company during 2000. Accordingly, Transcription Services revenue attributable to current customers increased slightly in the first quarter of 2001 compared to the first quarter of 2000. Cascade's revenue increased 19% to $658,000 as it added several new customers during the first quarter of 2001.

While gross profit decreased $271,000 or 19% to $1.2 million for the three months ended March 31, 2001 compared to the prior year amount in the comparable period, gross profit as a percentage of revenue increased significantly from 18% to 33% between those periods. The decrease in gross profit is attributable to the sale of Co-Sourcing and CodeRemote, which contributed gross profit of $484,000 in the first quarter of 2000. The substantial improvement in gross profit as a percentage of revenue is due to the disposal of Co-Sourcing and CodeRemote, which only had 14% gross profit margins, and the big improvement in the gross profit as a percentage of revenue achieved by Transcription Services, which reported 26% gross profit margins in the first quarter of 2001 compared to 14% gross profit margins in the first quarter of 2000. This improvement is due in large part to the restructuring activity referred to above. While Cascade's gross profit as a percentage of revenue decreased to 64% in the first quarter of 2001 compared to 72% in the first quarter of 2000, its gross profit increased $27,000 or 7% during the first quarter of 2001 compared to the first quarter of 2000.

Sales and marketing expenses increased slightly, but increased significantly as a percentage of revenue to 7% in the first quarter of 2001 compared to 3% in the first quarter of 2000. The Company revamped and expanded its sales force to enhance the opportunity for revenue growth.

Research and development expenses decreased slightly, but increased as a percentage of revenue to 6% in the first quarter of 2001 compared to 3% in the
first quarter of 2000.   The Company believes that the size of its current
development staff is sufficient to accomplish its planned development activities.

General and administrative expenses decreased $308,000 or 32% to $654,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 as the Company substantially reduced its infrastructure expense required to handle its lower level of operating activity and revenue.

Net interest expense decreased $89,000 to $23,000 in the first quarter of 2001 from $112,000 in the first quarter of 2000 due to: (1) the reduction of debt using a portion of the proceeds from the sale of Co-Sourcing and CodeRemote; (2) the nation-wide reduction in the prime interest rate; and (3) the below-prime borrowing rate on the Company's line of credit made possible by the personal repayment guarantees of the Company's Chief Executive Officer and one of its Directors.

The Company reported an income tax benefit of $121,000 in the first quarter of 2001 due to the elimination of deferred tax liabilities established in prior years that are no longer required.

The Company reported income from discontinued operations of $272,000 in the first quarter of 2000 due to a one-time gain on the favorable settlement of an arbitration case. Excluding the one-time gain, income from discontinued operations was $3,000, which was attributable to TCM.

Liquidity and Capital Resources

The Company's cash flows from continuing operations used cash of $714,000 for the three months ending March 31, 2001 primarily due to a scheduled reduction in accounts payable and accrued liabilities. There was no appreciable change in the Company's working capital of $151,000 as of March 31, 2001, compared to working capital of $126,000 as of December 31, 2000.

The Company reported a relatively low level of capital expenditures of $44,000 for the three months ended March 31, 2001. Such capital expenditures were primarily made for planned additions of computer equipment.

The Company's operating and investing activities were financed primarily by borrowings of $886,000 under its established line of credit.

As previously, discussed, the Company extended the term of its $1.5 million line of credit to March 31, 2002.

Also, as previously discussed, on April 2, 2001, the Company sold its short-term investment in the common stock of Core, Inc. ("CORE") for approximately $1.2 million and used the proceeds to reduce its borrowings under its $1.5 million line of credit referred to above.

Other sources of non-operational cash flow in 2001 include: (1) an undetermined amount of potential earn-out payments, if any, from Provider HealthNet Services, Inc. ("PHNS") based on a fixed percentage of certain defined future revenue recognized by PHNS from the Co-Sourcing and CodeRemote businesses sold to PHNS in October 2000; (2) an undetermined amount of potential earn-out payments, if any, from MedQuist, Inc. ("MedQuist") based on the renewal of certain medical transcription contracts sold to MedQuist in December 1999; and (3) payment of the note receivable approximating $350,000 from MedQuist, which is due in December 2001.

The Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit, proceeds from the sale of the CORE stock, cash collected from the MedQuist note receivable and potential cash from the PHNS and MedQuist earn-out agreements, if any, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business and meet its Series A Convertible Preferred Stock dividend payment requirements during 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has no material exposure to market risk from derivatives or other financial instruments, other than equity price risk with respect to a short-term investment in the unregistered common stock of a publicly traded company held for sale at March 31, 2001. The market value of said investment was approximately $1.7 million when this short-term investment was acquired on March 31, 2000 and $1.2 million as of March 31, 2001. This short-term investment was sold on April 2, 2001 at a realized loss that approximated the recorded unrealized loss at March 31, 2001. See note 3 to the accompanying consolidated financial statements.

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings

On April 5, 2001, Our Lady of the Lakes Hospital, Inc. ("OLOL") filed a lawsuit against the Company. The lawsuit, styled "Our Lady of the Lakes Hospital, Inc.
v. Transcend Services, Inc." was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. The Company intends to file a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices.

The Company intends to deny all liability with respect to these claims and intends to vigorously defend all claims made by OLOL. The lawsuit is in a very early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect that their outcome may have on the Company's financial condition or operating results. There can be no assurances that this litigation will not have a material adverse effect on the Company's results of operations or the Company's financial condition.

In addition, the Company is party to various lawsuits encountered in the normal course of business and believes that it has meritorious defenses to the related claims and assertions, however, there can be no assurance that the Company will be successful in defending such claims and assertions.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   No exhibits are required to be filed with this report.

         (b)   Reports on Form 8-K:

               During the quarter ended March 31, 2001 the Company did not file any reports on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 TRANSCEND SERVICES, INC.



May 4, 2001                      By: /s/ Larry G. Gerdes
                                     ---------------------------------------
                                     Larry G. Gerdes,
                                     President, Chief Executive Officer and
                                     Chief Financial Officer
                                     (Principal Executive and Financial Officer)