Form 10-Q
period 2001-06-30
TRANSCEND SERVICES INC
filed 2001-08-07
CIK 858452

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ______________ to

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----


     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

               Class                           Outstanding at July 31, 2001
               -----                           ----------------------------
     Common Stock, $.05 par value                     4,413,143 Shares


================================================================================

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            Consolidated Balance Sheets as of
            June 30, 2001 and December 31, 2000..........................    3

            Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 2001 and 2000............    4

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 2001 and 2000......................    5

            Notes to Consolidated Financial Statements...................    6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............    8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk...   11

PART II.    OTHER INFORMATION............................................   12

Item 1.     Legal Proceedings............................................   12

Item 4.     Submission of Matters to a Vote of Security Holders..........   12

Item 6.     Exhibits and Reports on Form 8-K.............................   12

SIGNATURES  .............................................................   13

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                           TRANSCEND SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                              June 30, 2001     December 31, 2000
                                                                                            -------------------------------------
                                       ASSETS
Current assets:
Cash and cash equivalents                                                                      $     98,000          $      6,000
Short-term investment                                                                                     0               870,000
Accounts receivable, net of allowance for doubtful accounts of $293,000 at June 30, 2001
  and $542,000 at December 31, 2000                                                               1,549,000             1,974,000
Prepaid expenses and other current assets                                                            54,000               165,000
                                                                                               ------------          ------------
Total current assets                                                                              1,701,000             3,015,000
                                                                                               ------------          ------------
Property and equipment:
  Computer equipment                                                                              3,148,000             2,975,000
  Software development                                                                            1,550,000             1,550,000
  Furniture and fixtures                                                                            224,000               220,000
                                                                                               ------------          ------------
     Property and equipment                                                                       4,922,000             4,745,000
  Accumulated depreciation                                                                       (3,070,000)           (2,487,000)
                                                                                               ------------          ------------
     Property and equipment, net                                                                  1,852,000             2,258,000
                                                                                               ------------          ------------
Notes receivable and other assets                                                                   407,000               406,000
                                                                                               ------------          ------------
Total assets                                                                                   $  3,960,000          $  5,679,000
                                                                                               ============          ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Borrowings under line of credit                                                                $    395,000          $          0
Accounts payable                                                                                    312,000             1,059,000
Accrued compensation and benefits                                                                   347,000               399,000
Other accrued liabilities                                                                           777,000             1,310,000
Deferred income taxes                                                                                     0               121,000
                                                                                               ------------          ------------
Total current liabilities                                                                         1,831,000             2,889,000
                                                                                               ------------          ------------
Borrowings under line of credit                                                                           0               614,000
                                                                                               ------------          ------------
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized:
  Series A convertible preferred stock; 212,800 shares issued and outstanding at
      June 30, 2001 and December 31, 2000                                                             2,000                 2,000
  Series B convertible preferred stock; 60,000 shares issued and outstanding at
      June 30, 2001 and December 31, 2000                                                             1,000                 1,000
Common Stock, $.05 par value; 6,000,000 shares authorized, 4,413,000 and 4,383,000
  shares issued and outstanding at June 30, 2001 and December 31, 2000, respectively                225,000               224,000
Additional paid-in capital                                                                       28,015,000            27,982,000
Unrealized loss on short-term investment                                                                  0              (866,000)
Accumulated deficit                                                                             (26,114,000)          (25,167,000)
                                                                                               ------------          ------------
  Total stockholders' equity                                                                      2,129,000             2,176,000
                                                                                               ------------          ------------
Total liabilities and stockholders' equity                                                     $  3,960,000          $  5,679,000
                                                                                               ============          ============


                 The accompanying notes are an integral part
                     of these consolidated balance sheets.

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three Months Ended              Six Months Ended
                                                   ---------------------------     -------------------------
                                                      6/30/01         6/30/00        6/30/01       6/30/00
                                                   ------------     ----------     ----------    -----------
Revenue:
  Transcription Services                            $ 2,916,000     $3,479,000     $5,817,000    $ 7,490,000
  Cascade Software                                      347,000        750,000      1,005,000      1,304,000
  Co-Sourcing and CodeRemote                                  0      3,898,000              0      7,460,000
                                                    -----------     ----------     ----------    -----------
    Total revenue                                     3,263,000      8,127,000      6,822,000     16,254,000
                                                    -----------     ----------     ----------    -----------
Direct costs:
  Transcription Services                              2,221,000      2,832,000      4,360,000      6,267,000
  Cascade Software                                      232,000        277,000        466,000        434,000
  Co-Sourcing and CodeRemote                                  0      3,292,000              0      6,370,000
                                                    -----------     ----------     ----------    -----------
    Total direct costs                                2,453,000      6,401,000      4,826,000     13,071,000
                                                    -----------     ----------     ----------    -----------
Gross profit:
  Transcription Services                                695,000        647,000      1,456,000      1,223,000
  Cascade Software                                      115,000        473,000        539,000        870,000
  Co-Sourcing and CodeRemote                                  0        606,000              0      1,090,000
                                                    -----------     ----------     ----------    -----------
    Total gross profit                                  810,000      1,726,000      1,996,000      3,183,000
                                                    -----------     ----------     ----------    -----------
Operating expenses:
  Sales and marketing                                   223,000        256,000        455,000        461,000
  Research and development                              194,000        287,000        404,000        539,000
  General and administrative                            693,000        920,000      1,347,000      1,882,000
                                                    -----------     ----------     ----------    -----------
     Total operating expenses                         1,110,000      1,463,000      2,206,000      2,882,000
                                                    -----------     ----------     ----------    -----------
Operating income (loss)                                (300,000)       263,000       (210,000)       301,000

Interest expense, net                                   (15,000)      (139,000)       (38,000)      (251,000)
                                                    -----------     ----------     ----------    -----------
Income (loss) before income tax and
  discontinued operations                              (315,000)       124,000       (248,000)        50,000
Income tax (expense) benefit                             (5,000)             0        116,000              0
                                                    -----------     ----------     ----------    -----------
Income (loss) from continuing operations               (320,000)       124,000       (132,000)        50,000

Income (loss) from discontinued operations             (576,000)             0       (576,000)       272,000
                                                    -----------     ----------     ----------    -----------
Net income (loss)                                      (896,000)       124,000       (708,000)       322,000
Dividends on preferred stock                           (120,000)      (120,000)      (239,000)      (239,000)
                                                    -----------     ----------     ----------    -----------
Net income (loss) attributable to
  common stockholders                               $(1,016,000)    $    4,000      $(947,000)   $    83,000
                                                    ===========     ==========     ==========    ===========

Basic income (loss) per share:
  From continuing operations                        $     (0.10)    $     0.00     $    (0.08)   $     (0.04)
  From discontinued operations                            (0.13)          0.00          (0.13)          0.06
                                                    -----------     ----------     ----------    -----------
     Net income (loss) attributable to
       common stockholders                          $     (0.23)    $     0.00     $    (0.22)   $      0.02
                                                    ===========     ==========     ==========    ===========
Weighted average shares outstanding                   4,403,000      4,322,000      4,393,000      4,325,000
                                                    ===========     ==========     ==========    ===========
Diluted income (loss) per share
  From continuing operations                        $     (0.10)    $     0.00     $    (0.08)   $     (0.04)
  From discontinued operations                            (0.13)          0.00          (0.13)          0.06
                                                    -----------     ----------     ----------    -----------
     Net income (loss) attributable to
       common stockholders                          $     (0.23)    $     0.00     $    (0.22)   $      0.02
                                                    ===========     ==========     ==========    ===========
Weighted average shares outstanding                   4,403,000      4,322,000      4,393,000      4,325,000
                                                    ===========     ==========     ==========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                           TRANSCEND SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              Six Months Ended June 30,
                                                                             ---------------------------
                                                                                 2001           2000
                                                                             -----------    ------------
Cash flows from operating activities:
Net income (loss) attributable to common stockholders                        $ (947,000)    $    83,000
                                                                             ----------     -----------
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                                 583,000         824,000
  Income (loss) from discontinued operations                                    576,000        (272,000)
  Non-cash operating expenses                                                         0         553,000
  Preferred stock dividends                                                     239,000         239,000
  Changes in assets and liabilities:
     Accounts receivable, net                                                   425,000         516,000
     Prepaid expenses                                                           111,000        (322,000)
     Notes receivable and other assets                                           (1,000)        291,000
     Accounts payable                                                          (747,000)     (1,421,000)
     Accrued liabilities                                                       (706,000)     (3,579,000)
                                                                             ----------     -----------
        Total adjustments                                                      (480,000)     (3,171,000)
                                                                             ----------     -----------
Net cash used in continuing operations                                         (467,000)     (3,088,000)
Net cash provided by discontinued operations                                  1,160,000          18,000
                                                                             ----------     -----------
Net cash provided by (used in) operating activities                             693,000      (3,070,000)
                                                                             ----------     -----------

Cash flows from investing activities:
  Capital expenditures                                                         (177,000)       (508,000)
                                                                             ----------     -----------
Net cash used in investing activities                                          (177,000)       (508,000)
                                                                             ----------     -----------

Cash flows from financing activities:
  Repayments of borrowings under line of credit agreement, net                 (219,000)       (327,000)
  Principle payments on long-term debt                                                0        (171,000)
  Preferred stock dividends                                                    (239,000)       (239,000)
  Proceeds from the exercise of stock options and other issuances                34,000          90,000
                                                                             ----------     -----------
Net cash used in financing activities                                          (424,000)       (647,000)
                                                                             ----------     -----------

Net increase (decrease) in cash and cash equivalents                             92,000      (4,225,000)
Cash and cash equivalents, at beginning of period                                 6,000       4,388,000
                                                                             ----------     -----------
Cash and cash equivalents, at end of period                                  $   98,000     $   163,000
                                                                             ==========     ===========
Supplemental cash flow information:
Cash paid for interest expense                                               $   38,000     $   251,000
Non-cash investing and financing activities:
  Receipt of short-term investment in legal settlement                       $        0     $ 1,740,000
  Unrealized loss on short-term investment                                   $        0     $   (52,000)
  Conversion of convertible notes payable to a related party to
    Series B Convertible Preferred Stock                                     $        0     $ 1,500,000


                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                           TRANSCEND SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 2001 and 2000
                                  (Unaudited)

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

(3) The short-term investment reflected in the accompanying consolidated balance sheet as of December 31, 2000 was sold in the open market for approximately $1,164,000, net of commission expense of approximately $10,000, on April 2, 2001. This investment consisted of the unregistered common stock of a publicly traded company (Core, Inc.) with a cost basis of approximately $1,740,000 that was received in a legal settlement effective March 31, 2000 and was included in the short-term investment account at that time, but it was not available-for-sale until April 1, 2001 due to resale restrictions. Subsequent to acquiring this short-term investment, its carrying value in the Company's books and records was adjusted to the lower of cost or fair market value by entries to a separate valuation account included in the stockholders' equity section of the Company's balance sheet. The fair market value of this short-term investment was approximately $1,181,000 as of March 31, 2001, thereby resulting in an unrealized loss of approximately $559,000, which is reflected as a reduction in stockholders' equity in the Company's balance sheet as of that date. The sale transaction resulted in a loss of approximately $576,000, which is presented as a loss from discontinued operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2001, and a reduction in stockholders' equity of approximately $17,000 as of April 2, 2001. The proceeds from this sale were used to reduce borrowings under the Company's line of credit. See notes 8 and 9.

(4) The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Certain deferred tax liabilities established in prior years related to the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their related reported amounts are no longer required. Accordingly, an income tax benefit of $121,000 was included in the consolidated statements of operations during the three months ended March 31, 2001.

(5) The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. All potentially dilutive securities were antidilutive and therefore are not included in diluted net income (loss) per share calculations for the three and six months ended June 30, 2001 and 2000.

(6) The Company accounts for comprehensive income (loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income. The Company's comprehensive income is presented below for the periods indicated:

                       (in 000's)                                    Three Months Ended            Six Months Ended
                                                                   -----------------------     -----------------------
                                                                    6/30/01        6/30/00     6/30/01        6/30/00
                                                                    -------       --------     -------        --------
   Net income (loss) attributable to common stockholders            $(1,016)      $      4     $  (947)       $     83
   Unrealized gain (loss) on short-term investment                      559            346         866             (52)
                                                                    -------       --------     -------        --------
   Comprehensive income (loss)                                      $  (457)      $    350     $   (81)       $     31
                                                                    =======       ========     =======        ========


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

(9) On March 16, 1998, Transcend sold the net assets of Transcend Case Management, Inc. ("TCM"), its wholly owned subsidiary, to TCM Services, Inc., a wholly owned subsidiary of Core, Inc. ("Core"). On December 23, 1998 the Company reacquired TCM from Core and filed an arbitration claim against Core after learning of Core's intent to discontinue the business. The reacquisition of TCM was accounted for under the purchase method of accounting. On February 8, 2000, an arbitrator ruled that Core breached its purchase contract with Transcend and awarded approximately $1.7 million, plus attorney's fees and arbitration costs, to Transcend. On March 31, 2000, Core issued 248,703 shares of its unregistered common stock to Transcend in full and complete settlement of the arbitrator's award in favor of Transcend. The Company reported a gain of $269,000 on this legal settlement, which was included in income from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2000. The Company ceased TCM's operations effective December 31, 1999. See note 3.

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

(11) The Company's reportable segments are strategic business units that offer different services and products. Beginning January 1, 2001, the Company operates in two segments: (1) Transcription Services; and (2) Cascade Software. The Company operated in four segments (Transcription Services, Cascade Software, Co-Sourcing and CodeRemote) throughout most of 2000. With the exception of Cascade Software, the Company evaluated the other three business segments on the basis of revenue and gross profit during 2000, since many of the assets and operating expenses of these segments were not separately identifiable. Cascade is evaluated based on revenue, gross profit and operating income. The revenue and gross profit for each segment are presented in the accompanying consolidated statements of operations for the three and six months ended June 30, 2001 and 2000. Co-Sourcing and CodeRemote are combined in these statements due to the insignificance of CodeRemote and the fact that both Co-Sourcing and CodeRemote were sold during October 2000. The operating losses for Transcription Services and Cascade Software were $95,000 and $205,000, respectively, for the three months ended June 30, 2001 and $86,000 and $124,000, respectively, for the six months ended June 30, 2001.

(12) On April 5, 2001, Our Lady of the Lakes Hospital, Inc. ("OLOL") filed a lawsuit against the Company. The lawsuit, styled "Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc." was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer which generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices.

The Company intends to vigorously defend all claims made by OLOL. The lawsuit is in a very early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect that their outcome may have on the Company's financial condition or operating results. There can be no assurances that this litigation will not have a material adverse effect on the Company's results of operations or the Company's financial condition.

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

Results of Operations

Transcend Services, Inc. (the "Company" or "Transcend") provides medical transcription services and coding and abstracting software to the healthcare industry. In the Company's Transcription Services business unit, home-based medical transcription professionals utilizing web-based voice and data distribution technology document patient care by converting physicians' voice recordings into electronic medical record documents. The Company's wholly owned subsidiary, Cascade Health Information Software, Inc. ("Cascade"), provides state-of-the-art software for the coding and abstracting of patient medical records.

On October 13, 2000, the Company sold both its facility management business ("Co-Sourcing"), which provided on-site management of hospital medical records operations, and its remote coding business ("CodeRemote"), which helped healthcare providers code their medical records, to Provider HealthNet Services, Inc.

Results of operations presented in the accompanying consolidated statements of operations include the continuing operations of Transcend Services and Cascade, two sold operations (Co-Sourcing and CodeRemote) and one discontinued operation (Transcend Case Management, Inc. ("TCM"), a wholly owned subsidiary that ceased operations effective December 31, 1999.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Revenue decreased $4.9 million, or 60%, to $3.3 million for the three months ended June 30, 2001 compared to revenue of $8.1 million for the three months ended June 30, 2000. $3.9 million of the $4.9 million decrease is attributable to the loss of revenue from the businesses that were sold during October 2000 (Co-Sourcing and CodeRemote). Transcription Services revenue also declined $563,000, or 16%, to $2.9 million as a result of the Company's restructuring activities in late 1999 and 2000. At that time, the Company determined that it was not prudent to convert certain transcription customer accounts to its T2K technology. The Transcription Services revenue of $3.5 million reported in the second quarter of 2000 includes $623,000 from 11 transcription service agreements that were terminated by the Company during 2000. Accordingly, Transcription Services revenue attributable to current customers increased slightly in the second quarter of 2001 compared to the second quarter of 2000. Cascade's revenue decreased $403,000, or 54%, to $347,000 due primarily to relatively low software revenue generated from new customer accounts during the second quarter of 2001.

While gross profit decreased $916,000, or 53%, to $810,000 for the three months ended June 30, 2001 compared to the amount in the comparable prior year period, gross profit as a percentage of revenue increased from 21% to 25% during the same periods. The decrease in gross profit is attributable to the sale of the Co-Sourcing and CodeRemote businesses, which collectively contributed gross profit of $606,000 in the second quarter of 2000. The improvement in gross profit as a percentage of revenue is due to the disposal of Co-Sourcing and CodeRemote, which only had 16% gross profit margins, and the significant improvement in the gross profit as a percentage of revenue achieved by Transcription Services, which reported 24% gross profit margins in the second quarter of 2001, compared to 19% gross profit margins in the second quarter of 2000. This improvement is due in large part to the restructuring activity referred to above. Cascade's gross profit decreased $358,000, or 76%, to $115,000 for the second quarter of 2001 compared to the second quarter of 2000 due to the lower level of high-gross margin software in the second quarter of 2001 discussed above. As a result, Cascade's gross profit as a percentage of revenue decreased to 33% in the second quarter of 2001 compared to 63% in the second quarter of 2000.

Sales and marketing expenses decreased slightly in the second quarter of 2001 when compared to the same prior year period, but increased significantly as a percentage of revenue to 7% in the second quarter of 2001 compared to 3% in the second quarter of 2000. The Company revamped and expanded its sales force to enhance the opportunity for revenue growth.

Research and development expenses decreased $93,000, or 32%, to $194,000 in the second quarter of 2001 when compared to the same prior year period, but increased as a percentage of revenue to 6% in the second quarter of 2001 compared to 4% in the second quarter of 2000. The Company believes that the size of its current research and development staff is sufficient to accomplish its planned development activities for the remainder of the year.

General and administrative expenses decreased $227,000, or 25%, to $693,000 in the second quarter of 2001 when compared to the same prior year period as a result of the Company substantially reducing its infrastructure expense required to handle its lower level of operating activity and revenue.

Net interest expense decreased $124,000 to $15,000 in the second quarter of 2001 from $139,000 in the second quarter of 2000 due to: (1) the reduction of debt using a portion of the proceeds from the sale of the Co-Sourcing and CodeRemote businesses on October 13, 2000; (2) the reduction of debt using a portion of the proceeds from the sale of the short-term investment on April 2, 2001; (3) the nation-wide reduction in the prime interest rate; and (4) the below-prime borrowing rate on the Company's line of credit made possible by the personal repayment guarantees of the Company's Chief Executive Officer and one of its Directors.

The Company incurred an insignificant amount of state income taxes in the second quarter of 2001 despite having net operating loss carry-forwards in excess of approximately $20 million.

The Company reported a loss from discontinued operations of $576,000 in the second quarter of 2001 attributable to the sale of the short-term investment in April 2001 that was acquired in conjunction with ceasing the operations of TCM in 1999.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenue decreased $9.4 million, or 58%, to $6.8 million for the six months ended June 30, 2001 compared to revenue of $16.3 million for the six months ended June 30, 2000. $7.5 million of the $9.4 million decrease is attributable to the loss of revenue from the businesses that were sold during October 2000 (Co-Sourcing and CodeRemote). Transcription Services revenue also declined $1.7 million, or 22%, to $5.8 million as a result of the Company's restructuring activities in late 1999 and 2000. At that time, the Company determined that it was not prudent to convert certain transcription customer accounts to its T2K technology. The Transcription Services revenue of $7.5 million reported in the first half of 2000 includes $1.75 million from 11 transcription service agreements that were terminated by the Company during 2000. Accordingly, Transcription Services revenue attributable to current customers increased slightly in the first half of 2001 compared to the first half of 2000.
Cascade's revenue decreased $299,000, or 23%, to $1.0 million due primarily to relatively low software revenue generated from new customer accounts during the second quarter of 2001.

While gross profit decreased $1.2 million, or 37%, to $2.0 million for the six months ended June 30, 2001 compared to the amount in the comparable prior year period, gross profit as a percentage of revenue increased from 20% to 29% during the same periods. The decrease in gross profit is attributable to the sale of the Co-Sourcing and CodeRemote businesses, which contributed gross profit of $1.1 million in the first half of 2000. The improvement in gross profit as a percentage of revenue is due to the disposal of Co-Sourcing and CodeRemote, which only had 15% gross profit margins, and the significant improvement in the gross profit as a percentage of revenue achieved by Transcription Services, which reported 25% gross profit margins in the first half of 2001, compared to 16% gross profit margins in the first half of 2000. This improvement is due in large part to the restructuring activity referred to above. Cascade's gross profit decreased $331,000, or 38%, to $539,000 for the first half of 2001 compared to the first half of 2000 due to the lower level of high-gross margin software in the second quarter of 2001 discussed above. As a result, Cascade's gross profit as a percentage of revenue decreased to 54% in the first half of 2001 compared to 67% in the first half of 2000.

Sales and marketing expenses were relatively constant between years, but increased significantly as a percentage of revenue to 7% in the first half of 2001 compared to 3% in the first half of 2000. The Company revamped and expanded its sales force to enhance the opportunity for revenue growth.

Research and development expenses decreased $135,000, or 25%, to $404,000 for the six months ended June 30, 2001 as compared to the same prior year period, but increased as a percentage of revenue to 6% in the first half of 2001
compared to 3% in the first half of 2000.   The Company believes that the size
of its current research and development staff is sufficient to accomplish its planned development activities for the remainder of the year.

General and administrative expenses decreased $535,000, or 28%, to $1.3 million for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 as the Company substantially reduced its infrastructure expense required to handle its lower level of operating activity and revenue.

Net interest expense decreased $213,000 to $38,000 in the first half of 2001 from $251,000 in the first half of 2000 due to: (1) the reduction of debt using a portion of the proceeds from the sale of the Co-Sourcing and CodeRemote businesses on October 13, 2000; (2) the reduction of debt using a portion of the proceeds from the sale of the short-term investment on April 2, 2001; (3) the nation-wide reduction in the prime interest rate; and (4) the below-prime borrowing rate on the Company's line of credit made possible by the personal repayment guarantees of the Company's Chief Executive Officer and one of its Directors.

The Company previously reported an income tax benefit of $121,000 in the first quarter of 2001 due to the elimination of deferred tax liabilities established in prior years that are no longer required. In the second quarter of 2001, the Company reported an insignificant amount of state income taxes despite having net operating loss carry-forwards in excess of approximately $20 million.

The Company reported a loss from discontinued operations of $576,000 in the second quarter of 2001 attributable to the sale of the short-term investment in April 2001 that was acquired in conjunction with ceasing the operations of TCM in 1999. In the first half of 2000, the Company reported income from discontinued operations of $272,000 due substantially to a one-time gain on the favorable settlement of the arbitration case related to TCM.

Liquidity and Capital Resources

On April 2, 2001, the Company sold its short-term investment in the common stock of Core, Inc. ("Core") for approximately $1.2 million and used a portion of the proceeds to reduce its borrowings under its $1.5 million line of credit. There is approximately $1.1 million available for borrowing under the Company's line of credit as of June 30, 2001. This line of credit expires on March 31, 2002. The sale of the Core stock not only financed substantially all of the Company's operating, investing and financing activities described below, but also enabled the Company to increase its cash balance by $92,000 during the first half of 2001. The Company's cash balance is $98,000 as of June 30, 2001.

Continuing operations used cash of $467,000 in operating activities during the first half of 2001 primarily due to a scheduled reduction in accounts payable and accrued liabilities. The Company has a working capital deficit of $130,000 as of June 30, 2001 compared to a working capital balance of $126,000 as of December 31, 2000 due primarily to a change in the classification of borrowings
under the line of credit from a long-term to a current liability.   This change
in working capital of $256,000 approximates the reduction in the level of borrowings under the line of credit of $219,000 between December 31, 2000 and June 30, 2001.

The Company reported a relatively low level of capital expenditures of $177,000 for the six months ended June 30, 2001. Such capital expenditures were primarily made for planned additions of computer equipment.

In addition to reducing borrowings under the line of credit during the first half of 2001, the Company also paid preferred stock dividends of $239,000.

Potential sources of non-operational cash flow during the remainder of 2001 include: (1) an undetermined amount of potential earn-out payments, if any, from Provider HealthNet Services, Inc. ("PHNS") based on a fixed percentage of certain defined future revenue recognized by PHNS from the Co-Sourcing and CodeRemote businesses sold to PHNS in October 2000; (2) an undetermined amount of potential earn-out payments, if any, from MedQuist, Inc. ("MedQuist") based on the renewal of certain medical transcription contracts sold to MedQuist in December 1999; and (3) payment of the note receivable approximating $350,000 from MedQuist, which becomes due in December 2001.

The Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit, cash collected from the MedQuist note receivable and potential cash from the PHNS and MedQuist earn-out agreements, if any, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business and meet its Series A Convertible Preferred Stock dividend payment requirements during the remainder of 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Since the Company sold its short-term investment in the unregistered common stock of a publicly traded company on April 2, 2001, the Company has no material exposure to market risk from derivatives or other financial instruments. See note 3 to the accompanying consolidated financial statements.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On April 5, 2001, Our Lady of the Lakes Hospital, Inc. ("OLOL") filed a lawsuit against the Company. The lawsuit, styled "Our Lady of the Lakes Hospital, Inc.
v. Transcend Services, Inc." was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer which generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices.

The Company intends to vigorously defend all claims made by OLOL. The lawsuit is in a very early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect that their outcome may have on the Company's financial condition or operating results. There can be no assurances that this litigation will not have a material adverse effect on the Company's results of operations or the Company's financial condition.

In addition, the Company is party to various lawsuits encountered in the normal course of business and believes that it has meritorious defenses to the related claims and assertions, however, there can be no assurance that the Company will be successful in defending such claims and assertions.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 8, 2001. The Stockholders voted on the following three proposals and the results of the voting are presented below.

1. To elect a Board of Directors consisting of four members to hold office until the next annual meeting of stockholders or until their successors are elected and qualified:

                                                          Votes
             Nominee                 Votes For           Withheld
        Joseph P. Clayton            4,757,899            71,273
        Larry G. Gerdes              4,667,724           161,448
        Walter S. Huff, Jr.          4,731,046            98,126
        Charles E. Thoele            4,757,821            71,351

2.  To approve the Transcend Services, Inc. 2001 Stock Option Plan:   The
Stockholders approved said stock option plan with 2,929,382 votes FOR, 216,218 votes AGAINST, 2,813 ABSTAINING and 1,680,759 BROKER NON-VOTES.

3. To ratify the appointment of Arthur Andersen LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 2001: The Stockholders ratified said appointment with 4,815,518 votes FOR, 10,641 votes AGAINST and 3,013 ABSTAINING.

Item 6.  Exhibits and Reports on Form 8-K

       (a)   No exhibits are required to be filed with this report.

       (b)   Reports on Form 8-K:

             During the quarter ended June 30, 2001 the Company did not file any reports on Form 8-K.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                 TRANSCEND SERVICES, INC.



August 6, 2001                   By: /s/ Larry G. Gerdes
                                     ------------------------------------------
                                     Larry G. Gerdes,
                                     President, Chief Executive Officer and
                                     Chief Financial Officer
                                     (Principal Executive and Financial Officer)