Form 10-Q
period 2001-09-30
TRANSCEND SERVICES INC
filed 2001-10-24
CIK 858452

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No ___
                                                ---

     Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

                Class                       Outstanding at October 15, 2001
                -----                       -------------------------------
     Common Stock, $.05 par value                   4,413,143 Shares

================================================================================

                                      INDEX

                                                                                         Page
                                                                                        Number
                                                                                        ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

              Consolidated Balance Sheets as of
              September 30, 2001 and December 31, 2000 ................................     3

              Consolidated Statements of Operations for the
              Three and Nine Months Ended September 30, 2001 and 2000 .................     4

              Consolidated Statements of Cash Flows for the
              Nine Months Ended September 30, 2001 and 2000 ...........................     5

              Notes to Consolidated Financial Statements ..............................     6

Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...........................     8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..................    11

PART II.  OTHER INFORMATION ...........................................................    12

Item 1.   Legal Proceedings ...........................................................    12

Item 6.   Exhibits and Reports on Form 8-K ............................................    12

SIGNATURES ............................................................................    13

PART I.   FINANCIAL INFORMATION
Item 1. Financial Statements

                            TRANSCEND SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                            September 30, 2001    December 31, 2000
                                                                                            ------------------    -----------------
                                       ASSETS
                                       ------
Current assets:
Cash and cash equivalents                                                                         $    193,000         $      6,000
Short-term investment                                                                                        0              870,000
Accounts receivable, net of allowance for doubtful accounts of $62,000 at
  September 30, 2001 and $542,000 at December 31, 2000                                               1,529,000            1,974,000
Prepaid expenses and other current assets                                                              248,000              165,000
                                                                                            ------------------   ------------------
Total current assets                                                                                 1,970,000            3,015,000
                                                                                            ------------------   ------------------

Property and equipment:
  Computer equipment                                                                                 3,264,000            2,975,000
  Software development                                                                               1,653,000            1,550,000
  Furniture and fixtures                                                                               274,000              220,000
                                                                                            ------------------   ------------------
     Property and equipment                                                                          5,191,000            4,745,000
  Accumulated depreciation                                                                          (3,366,000)          (2,487,000)
                                                                                            ------------------   ------------------
     Property and equipment, net                                                                     1,825,000            2,258,000
                                                                                            ------------------   ------------------
Notes receivable and other assets                                                                      450,000              406,000
                                                                                            ------------------   ------------------
Total assets                                                                                      $  4,245,000         $  5,679,000
                                                                                            ==================   ==================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
Borrowings under line of credit                                                                   $    668,000         $          0
Accounts payable                                                                                       439,000            1,059,000
Accrued compensation and benefits                                                                      257,000              399,000
Other accrued liabilities                                                                              874,000            1,310,000
Deferred income taxes                                                                                        0              121,000
                                                                                            ------------------   ------------------
Total current liabilities                                                                            2,238,000            2,889,000
                                                                                            ------------------   ------------------

Borrowings under line of credit                                                                              0              614,000
                                                                                            ------------------   ------------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized:
  Series A convertible preferred stock; 212,800 shares issued and outstanding at
     September 30, 2001 and December 31, 2000                                                            2,000                2,000
  Series B convertible preferred stock; 60,000 shares issued and outstanding at
     September 30, 2001 and December 31, 2000                                                            1,000                1,000
Common Stock, $.05 par value; 6,000,000 shares authorized, 4,413,000 and 4,383,000
  shares issued and outstanding at September 30, 2001 and  December 31, 2000, respectively             225,000              224,000
Additional paid-in capital                                                                          28,015,000           27,982,000
Unrealized loss on short-term investment                                                                     0             (866,000)
Accumulated deficit                                                                                (26,236,000)         (25,167,000)
                                                                                            ------------------   ------------------
  Total stockholders' equity                                                                         2,007,000            2,176,000
                                                                                            ------------------   ------------------
Total liabilities and stockholders' equity                                                        $  4,245,000         $  5,679,000
                                                                                            ==================   ==================


        The accompanying notes are an integral part of these consolidated balance sheets.

                            TRANSCEND SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Three Months Ended           Nine Months Ended
                                                               ---------------------------  ---------------------------
                                                                  9/30/01       9/30/00       9/30/01        9/30/00
                                                                  -------       -------       -------        -------
Revenue:
  Transcription Services                                          $2,993,000   $3,305,000    $8,810,000    $10,796,000
  Cascade Software                                                   432,000      533,000     1,437,000      1,837,000
  Co-Sourcing and CodeRemote                                               0    2,397,000             0      9,857,000
                                                               -------------------------------------------------------
    Total revenue                                                  3,425,000    6,235,000    10,247,000     22,490,000
                                                               -------------------------------------------------------

Direct costs:
  Transcription Services                                           2,263,000    2,711,000     6,623,000      8,977,000
  Cascade Software                                                   263,000      187,000       729,000        621,000
  Co-Sourcing and CodeRemote                                               0    2,126,000             0      8,497,000
                                                               -------------------------------------------------------
    Total direct costs                                             2,526,000    5,024,000     7,352,000     18,095,000
                                                               -------------------------------------------------------

Gross profit:
  Transcription Services                                             730,000      594,000     2,187,000      1,819,000
  Cascade Software                                                   169,000      346,000       708,000      1,216,000
  Co-Sourcing and CodeRemote                                               0      271,000             0      1,360,000
                                                               -------------------------------------------------------
    Total gross profit                                               899,000    1,211,000     2,895,000      4,395,000
                                                               -------------------------------------------------------

Operating expenses:
  Sales and marketing                                                174,000      227,000       629,000        689,000
  Research and development                                           221,000      277,000       625,000        816,000
  General and administrative                                         737,000      751,000     2,084,000      2,632,000
                                                               -------------------------------------------------------
     Total operating expenses                                      1,132,000    1,255,000     3,338,000      4,137,000
                                                               -------------------------------------------------------

Operating income (loss)                                             (233,000)     (44,000)     (443,000)       258,000

Interest income (expense), net                                        31,000     (107,000)       (6,000)      (358,000)
                                                               -------------------------------------------------------

Loss before income tax and discontinued operations                  (202,000)    (151,000)     (449,000)      (100,000)
Income tax benefit                                                         0            0       116,000              0
                                                               -------------------------------------------------------
Loss from continuing operations                                     (202,000)    (151,000)     (333,000)      (100,000)

Income (loss) from discontinued operations                           200,000      231,000      (376,000)       503,000
                                                               -------------------------------------------------------

Net income (loss)                                                     (2,000)      80,000      (709,000)       403,000
Dividends on preferred stock                                        (120,000)    (120,000)     (360,000)      (360,000)
                                                               -------------------------------------------------------
Net income (loss) attributable to common stockholders              ($122,000)  $  (40,000)  ($1,069,000)   $    43,000
                                                               =======================================================

Basic income (loss) per share:
  From continuing operations                                          ($0.07)  $    (0.06)       ($0.16)        ($0.11)
  From discontinued operations                                          0.05         0.05         (0.09)          0.12
                                                               -------------------------------------------------------
     Net income (loss) attributable to common stockholders            ($0.03)      ($0.01)       ($0.24)   $      0.01
                                                               =======================================================
Weighted average shares outstanding                                4,413,000    4,353,000     4,400,000      4,334,000
                                                               =======================================================

Diluted income (loss) per share
  From continuing operations                                          ($0.07)  $    (0.06)       ($0.16)        ($0.09)
  From discontinued operations                                          0.05         0.05         (0.09)          0.10
                                                               -------------------------------------------------------
     Net income (loss) attributable to common stockholders            ($0.03)  $    (0.01)       ($0.24)   $      0.01
                                                               =======================================================
Weighted average shares outstanding                                4,413,000    4,353,000     4,400,000      4,974,000
                                                               =======================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            TRANSCEND SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                     ------------------------------------
                                                                                          2001                  2000
                                                                                     ----------------     ---------------
Cash flows from operating activities:
Net income (loss) attributable to common stockholders                                   ($1,069,000)          $    43,000
                                                                                     --------------       ---------------
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
  Depreciation and amortization                                                             879,000             1,134,000
  Income (loss) from discontinued operations                                                376,000              (503,000)
  Non-cash operating expenses                                                                     0               553,000
  Preferred stock dividends                                                                 360,000               360,000
  Changes in assets and liabilities:
     Accounts receivable, net                                                               445,000             1,321,000
     Prepaid expenses                                                                       117,000              (143,000)
     Notes receivable and other assets                                                      (44,000)              250,000
     Accounts payable                                                                      (620,000)           (1,540,000)
     Accrued liabilities                                                                   (699,000)           (3,792,000)
                                                                                     --------------       ---------------
        Total adjustments                                                                   814,000            (2,360,000)
                                                                                     --------------       ---------------
Net cash used in continuing operations                                                     (255,000)           (2,317,000)
Net cash provided by (used in) discontinued operations                                    1,160,000              (240,000)
                                                                                     --------------       ---------------
Net cash provided by (used in) operating activities                                         905,000            (2,557,000)
                                                                                     --------------       ---------------

Cash flows from investing activities:
  Capital expenditures                                                                     (446,000)             (725,000)
                                                                                     --------------       ---------------
Net cash used in investing activities                                                      (446,000)             (725,000)
                                                                                     --------------       ---------------

Cash flows from financing activities:
  Borrowings (repayments) under line of credit agreement, net                                54,000              (600,000)
  Principle payments on long-term debt                                                            0              (171,000)
  Preferred stock dividends                                                                (360,000)             (360,000)
  Proceeds from the exercise of stock options and other issuances                            34,000               115,000
                                                                                     --------------       ---------------
Net cash used in financing activities                                                      (272,000)           (1,016,000)
                                                                                     --------------       ---------------

Net increase (decrease) in cash and cash equivalents                                        187,000            (4,298,000)
Cash and cash equivalents, at beginning of period                                             6,000             4,388,000
                                                                                     --------------       ---------------

Cash and cash equivalents, at end of period                                              $  193,000           $    90,000
                                                                                     ==============       ===============

Supplemental cash flow information:
Cash paid for interest expense                                                           $   38,000           $   453,000
Non-cash investing and financing activities:
  Receipt of short-term investment in legal settlement                                   $        0           $ 1,740,000
  Unrealized loss on short-term investment                                               $        0           $  (248,000)
  Conversion of convertible notes payable to a related party to Series B Convertible
     Preferred Stock                                                                     $        0           $ 1,500,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                            TRANSCEND SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                                   (Unaudited)

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

(3) The short-term investment reflected in the accompanying consolidated balance sheet as of December 31, 2000 was sold in the open market for approximately $1,164,000, net of commission expense of approximately $10,000, on April 2, 2001. This investment consisted of the unregistered common stock of a publicly traded company (Core, Inc.) with a cost basis of approximately $1,740,000 that was received in a legal settlement effective March 31, 2000 and was included in the short-term investment account at that time, but it was not available-for-sale until April 1, 2001 due to resale restrictions under the securities laws. Subsequent to acquiring this short-term investment, its carrying value in the Company's books and records was adjusted to the lower of cost or fair market value by entries to a separate valuation account included in the stockholders' equity section of the Company's balance sheet. The fair market value of this short-term investment was approximately $1,181,000 as of March 31, 2001, thereby resulting in an unrealized loss of approximately $559,000, which was reflected as a reduction in stockholders' equity in the Company's balance sheet as of that date. The sale transaction resulted in a realized loss of approximately $576,000 during the second quarter of 2000. See note 9. The loss from discontinued operations of $376,000 presented in the accompanying statements of operations for the nine months ended September 30, 2001 includes this unrealized loss of $576,000 referred to above and the earned portion of an earn-out payment of $200,000 due December 31, 2001 related to the sale of certain operations in 1999.

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

(5) The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. All potentially dilutive securities were antidilutive and therefore are not included in diluted net income (loss) per share calculations for the three and nine months ended September 30, 2001 and for the three months ended September 30, 2000.

(6) The Company accounts for comprehensive income (loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income. The Company's comprehensive income is presented below for the periods indicated:

                           (in 000's)                           Three Months Ended       Nine Months Ended
                                                                ------------------       -----------------
                                                                9/30/01    9/30/00       9/30/01     9/30/00
                                                                -------    -------       -------     -------
     Net income (loss) attributable to common stockholders        ($122)     ($ 40)      ($1,069)        $43
     Unrealized gain (loss) on short-term investment                  0       (196)            0        (248)
                                                                  -----      -----       -------       -----
     Comprehensive loss                                           ($122)     ($236)      ($1,069)      ($205)
                                                                  =====      =====       ========      =====


(7) Effective on January 14, 2000 the Company converted $1,500,000 in convertible notes held by certain directors and executive officers of the Company into 60,000 shares of Transcend Series B Convertible Preferred Stock (the "Preferred B Shares"). The Preferred B Shares have a stated value of $25.00 per share. The Preferred B Shares do not pay dividends and have voting rights equal to the number of shares of Transcend common stock into which the Preferred B Shares may be converted from time to time. Each share is convertible, at the option of the holder, at any time into 6.9 unregistered shares of Transcend Common Stock. The Series B Preferred Shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933 and the regulations promulgated thereunder.

(8) On March 30, 2001, the Company extended the due date of its $1.5 million line of credit to March 31, 2002. Repayment of borrowings, if any, under this line of credit are personally guaranteed by the Company's Chief Executive Officer and one of its Directors.

(9) On March 16, 1998, Transcend sold the net assets of Transcend Case Management, Inc. ("TCM"), its wholly owned subsidiary, to TCM Services, Inc., a wholly owned subsidiary of Core, Inc. ("Core"). On December 23, 1998 the Company reacquired TCM from Core and filed an arbitration claim against Core after learning of Core's intent to discontinue the business. The reacquisition of TCM was accounted for under the purchase method of accounting. On February 8, 2000, an arbitrator ruled that Core breached its purchase contract with Transcend and awarded approximately $1.7 million, plus attorney's fees and arbitration costs, to Transcend. On March 31, 2000, Core issued 248,703 shares of its unregistered common stock to Transcend in full and complete settlement of the arbitrator's award in favor of Transcend. The Company reported gains of $269,000 and $191,000 on this legal settlement, which were included in income from discontinued operations in the consolidated statements of operations for the three months ended March 31, and September 30, 2000, respectively. The Company ceased TCM's operations effective December 31, 1999. See note 3.

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

(11) The Company's reportable segments are strategic business units that offer different services and products. Beginning January 1, 2001, the Company operates in two segments: (1) Transcription Services; and (2) Cascade Software. The Company operated in four segments (Transcription Services, Cascade Software, Co-Sourcing and CodeRemote) throughout most of 2000. With the exception of Cascade Software, the Company evaluated the other three business segments on the basis of revenue and gross profit during 2000, since many of the assets and operating expenses of these segments were not separately identifiable. Cascade is evaluated based on revenue, gross profit and operating income. The revenue and gross profit for each segment are presented in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000. Co-Sourcing and CodeRemote are combined in these statements due to the insignificance of CodeRemote and the fact that both Co-Sourcing and CodeRemote were sold during October 2000. The operating losses for Transcription Services and Cascade Software were $34,000 and $199,000, respectively, for the three months ended September 30, 2001 and $120,000 and $323,000, respectively, for the nine months ended September 30, 2001. The operating losses for Cascade Software were $142,000 and $133,000 for the three and nine months ended September 30, 2000, respectively.

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

In addition, the Company is a party to various lawsuits encountered in the normal course of business and believes that it has meritorious defenses to the related claims and assertions, however, there can be no assurance that the Company will be successful in defending such claims and assertions.

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

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenue decreased $2.8 million, or 45%, to $3.4 million for the three months ended September 30, 2001 compared to revenue of $6.2 million for the three months ended September 30, 2000. $2.4 million of the $2.8 million decrease is attributable to the loss of revenue from the businesses that were sold during October 2000 (Co-Sourcing and CodeRemote). Transcription Services revenue also declined $312,000, or 9%, to $3.0 million as a result of the Company's restructuring activities in late 1999 and 2000. At that time, the Company determined that it was not prudent to convert certain transcription customer accounts to its T2K technology. The Transcription Services revenue of $3.3 million reported in the third quarter of 2000 includes $387,000 from 7 transcription service agreements that were terminated by the Company during 2000. Accordingly, Transcription Services revenue attributable to current customers increased slightly in the third quarter of 2001 compared to the third quarter of 2000. Cascade's revenue decreased $101,000, or 19%, to $432,000 for the third quarter of 2001 compared to the third quarter of 2000 due primarily to relatively low software revenue generated from new customer accounts during the third quarter of 2001.

While gross profit decreased $312,000, or 26%, to $899,000 for the three months ended September 30, 2001 compared to the amount in the comparable prior year period, gross profit as a percentage of revenue increased from 19% to 26% during the same periods. The decrease in gross profit is attributable to the sale of the Co-Sourcing and CodeRemote businesses, which collectively contributed gross profit of $271,000 in the third quarter of 2000. The improvement in gross profit as a percentage of revenue is due to the disposal of Co-Sourcing and CodeRemote, which only had 11% gross profit margins, and the significant improvement in the gross profit as a percentage of revenue achieved by Transcription Services, which reported 24% gross profit margins in the third quarter of 2001, compared to 18% gross profit margins in the third quarter of 2000. This improvement is due in large part to the restructuring activity referred to above. Cascade's gross profit decreased $177,000, or 51%, to $169,000 for the third quarter of 2001 compared to the third quarter of 2000 due to the lower level of high-gross margin software in the third quarter of 2001 discussed above. As a result, Cascade's gross profit as a percentage of revenue decreased to 39% in the third quarter of 2001 compared to 65% in the third quarter of 2000.

Sales and marketing expenses decreased $53,000, or 23%, to $174,000 in the third quarter of 2001 when compared to the same prior year period, but increased as a percentage of revenue to 5% in the third quarter of 2001 compared to 4% in the third quarter of 2000. The Company revamped and expanded its sales force to enhance the opportunity for revenue growth.

Research and development expenses decreased $56,000, or 20%, to $221,000 in the third quarter of 2001 when compared to the same prior year period, but increased as a percentage of revenue to 6% in the third quarter of 2001 compared to 4% in the third quarter of 2000. The Company believes that the size of its current research and development staff is sufficient to accomplish its planned development activities for the remainder of the year.

General and administrative expenses decreased slightly to $737,000 when compared to the same prior year period due to the fact that the Company substantially reduced its infrastructure expense required to handle its anticipated lower level of operating activity and revenue in the second half of 2000.

The Company reported net interest income of $31,000 in the third quarter of 2001 and net interest expense of $107,000 in the third quarter of 2000. This favorable change of $138,000 is due to: (1) the reduction of debt using a portion of the proceeds from the sale of the Co-Sourcing and CodeRemote businesses on October 13, 2000; (2) the reduction of debt using a portion of the proceeds from the sale of the short-term investment on April 2, 2001; (3) the nation-wide reduction in the prime interest rate; (4) the below-prime borrowing rate on the Company's line of credit made possible by the personal repayment guarantees of the Company's Chief Executive Officer and one of its Directors; and (5) the recognition of interest income of approximately $43,000 upon the Company's determination of the ultimate collectibility of this interest income.

The Company reported income from discontinued operations of $200,000 in the third quarter of 2001, which represents the earned portion of an earn-out payment due on December 31, 2001 related to operations sold in 1999. The Company also reported income from discontinued operations of $231,000 in the third quarter of 2000, most of which was attributable to a gain on the favorable settlement of the arbitration case related to TCM.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenue decreased $12.2 million, or 54%, to $10.2 million for the nine months ended September 30, 2001 compared to revenue of $22.5 million for the nine months ended September 30, 2000. $9.9 million of the $10.2 million decrease is attributable to the loss of revenue from the businesses that were sold during October 2000 (Co-Sourcing and CodeRemote). Transcription Services revenue also declined $2.0 million, or 18%, to $8.8 million as a result of the Company's restructuring activities in late 1999 and 2000. At that time, the Company determined that it was not prudent to convert certain transcription customer accounts to its T2K technology. The Transcription Services revenue of $10.8 million reported for the first nine months of 2000 includes $2.1 million from 11 transcription service agreements that were terminated by the Company during 2000. Accordingly, Transcription Services revenue attributable to current customers increased slightly in the first nine months of 2001 compared to the first nine months of 2000. Cascade's revenue decreased $400,000, or 22%, to $1.4 million for the nine-month period ended September 30, 2001 when compare to the prior year period due primarily to relatively low software revenue generated from new customer accounts during the second and third quarters of 2001.

While gross profit decreased $1.5 million, or 34%, to $2.9 million for the nine months ended September 30, 2001 compared to the amount in the comparable prior year period, gross profit as a percentage of revenue increased from 20% to 28% during the same periods. The decrease in gross profit is attributable to the sale of the Co-Sourcing and CodeRemote businesses, which contributed gross profit of $1.4 million in the first nine months of 2000. The improvement in gross profit as a percentage of revenue is due to the disposal of Co-Sourcing and CodeRemote, which only had 14% gross profit margins, and the significant improvement in the gross profit as a percentage of revenue achieved by Transcription Services, which reported 25% gross profit margins in the first nine months of 2001, compared to 17% gross profit margins in the first nine months of 2000. This improvement is due in large part to the restructuring activity referred to above. Cascade's gross profit decreased $508,000, or 42%, to $708,000 for the first nine months of 2001 compared to the first nine months of 2000 due to the lower level of high-gross margin software in the second quarter and third quarters of 2001 discussed above. As a result, Cascade's gross profit as a percentage of revenue decreased to 49% in the first nine months of 2001 compared to 66% in the first nine months of 2000.

Sales and marketing expenses decreased $60,000, or 9%, to $629,000 for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000, but increased significantly as a percentage of revenue to 6% in the first nine months of 2001 compared to 3% in the first nine months of 2000. The Company revamped and expanded its sales force to enhance the opportunity for revenue growth.

Research and development expenses decreased $191,000, or 23%, to $625,000 for the nine months ended September 30, 2001 as compared to the same prior year period, but increased as a percentage of revenue to 6% in the first nine months of 2001 compared to 4% in the first nine months of 2000. The Company believes that the size of its current research and development staff is sufficient to accomplish its planned development activities for the remainder of the year.

General and administrative expenses decreased $548,000, or 21%, to $2.1 million for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 as the Company substantially reduced its infrastructure expense required to handle its lower level of operating activity and revenue.

Net interest expense decreased $352,000 to $6,000 in the first nine months of 2001 from $358,000 in the first nine months of 2000 due to: (1) the reduction of debt using a portion of the proceeds from the sale of the Co-Sourcing and CodeRemote businesses on October 13, 2000; (2) the reduction of debt using a portion of the proceeds from the sale of the short-term investment on April 2, 2001; (3) the nation-wide reduction in the prime interest rate; (4) the below-prime borrowing rate on the Company's line of credit made possible by the personal repayment guarantees of the Company's Chief Executive Officer and one of its Directors; and (5) the recognition of interest income of approximately $43,000 upon the Company's determination of the ultimate collectibility of this interest income.

The Company previously reported an income tax benefit of $121,000 in the first quarter of 2001 due to the elimination of deferred tax liabilities established in prior years that are no longer required. In the second quarter of 2001, the Company reported an insignificant amount of state income taxes despite having net operating loss carry-forwards in excess of approximately $20 million.

The Company reported a loss from discontinued operations of $576,000 in the second quarter of 2001 attributable to the sale of the short-term investment in April 2001 that was acquired in conjunction with ceasing the operations of TCM in 1999. During the third quarter of 2001, the Company reported income from discontinued operations of $200,000, which represents the earned portion of an earn-out payment due on December 31, 2001 related to operations sold in 1999. In the first nine months of 2000, the Company reported income from discontinued operations of $503,000 due substantially to a gain of approximately $460,000 on the favorable settlement of the arbitration case related to TCM.

Liquidity and Capital Resources

On April 2, 2001, the Company sold its short-term investment in the common stock of Core, Inc. ("Core") for approximately $1.2 million. The Company used the proceeds from the Core stock to reduce its then-current borrowings under its $1.5 million line of credit, to finance its operating and investing activities, to pay the quarterly dividends on its preferred stock and to increase its cash balance. There is approximately $832,000 available for borrowing under the Company's line of credit as of September 30, 2001. This line of credit expires on March 31, 2002. The Company's cash balance is $193,000 as of September 30, 2001, which represents an increase of $187,000 relative to the start of 2001.

Continuing operations used cash of $255,000 in operating activities during the nine months ended September 30, 2001 primarily due to scheduled reductions in accounts payable and accrued liabilities, which were partially offset by the aggressive collection of accounts receivable. The Company has a working capital deficit of $268,000 as of September 30, 2001 compared to a working capital balance of $126,000 as of December 31, 2000. This $394,000 variance in working capital is due primarily to a change in the classification of borrowings under the line of credit from a long-term obligation to a current liability during 2001.

The Company reported a relatively low level of capital expenditures of $446,000 for the nine months ended September 30, 2001. Such capital expenditures were primarily made for planned additions of computer equipment.

Potential sources of non-operational cash flow during the remainder of 2001 include: (1) an undetermined amount of potential earn-out payments, if any, from Provider HealthNet Services, Inc. ("PHNS") based on a fixed percentage of certain defined future revenue recognized by PHNS from the Co-Sourcing and CodeRemote businesses sold to PHNS in October 2000; (2) an undetermined amount of potential earn-out payments, if any, from MedQuist, Inc. ("MedQuist") based on the renewal of certain medical transcription contracts sold to MedQuist in December 1999; and (3) payment of the note receivable and related accrued interest approximating $400,000 from MedQuist, which becomes due in December 2001.

The Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit, cash collected from the MedQuist note receivable and related accrued interest and potential cash from the PHNS and MedQuist earn-out agreements, if any, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business and meet its Series A Convertible Preferred Stock dividend payment requirements during the remainder of 2001.

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

In addition, the Company is a party to various lawsuits encountered in the normal course of business and believes that it has meritorious defenses to the related claims and assertions, however, there can be no assurance that the Company will be successful in defending such claims and assertions.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   No exhibits are required to be filed with this report.

         (b)   Reports on Form 8-K:

               During the quarter ended September 30, 2001, the Company filed a Current Report on Form 8-K dated September 6, 2001 reporting the requisite information under Item 4 of said Form 8-K regarding Changes in Registrant's Certifying Accountant. On September 6, 2001, the Audit Committee of the Company's Board of Directors dismissed Arthur Andersen LLP ("AA") and appointed Miller Ray & Houser as its independent auditors for the year ended December 31, 2001. AA's report on the Company's consolidated financial statements for the years ended December 31, 2000 and 1999 contained no adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and AA on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure at any time. AA confirmed the Company's representations in said Form 8-K in a letter addressed to the Securities and Exchange Commission filed with said Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 TRANSCEND SERVICES, INC.



October 24, 2001                 By: /s/ Larry G. Gerdes
                                     ------------------------------------
                                     Larry G. Gerdes,
                                     President, Chief Executive Officer and
                                     Chief Financial Officer
                                     (Principal Executive and Financial Officer)