Form 10-K405
period 2001-12-31
TRANSCEND SERVICES INC
filed 2002-03-06
CIK 858452

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

MARK ONE
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-K or any amendment to this Form 10-K. |X|

       Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed using the last sale price as reported for the Registrant's common stock by the Nasdaq SmallCap Market on February 28, 2002 was $4,383,689. For purposes of this response, officers, directors and holders of more than 5% of the Registrant's common stock are considered the affiliates of the Registrant at that date.

       Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

            Class                      Outstanding at February 28, 2002
            -----                      --------------------------------
Common Stock, $.05 par value                       4,513,143
                                                   =========

                       DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the registrant's proxy statement to be filed in connection with the 2002 Annual Meeting of Stockholders to be held May 7, 2002, are incorporated by reference herein in response to Part III of this report.

                            TRANSCEND SERVICES, INC.

                                    FORM 10-K

                                     INDEX

PART I ..........................................................................................      3
    ITEM 1.       BUSINESS ......................................................................      3
    ITEM 2.       PROPERTIES ....................................................................      7
    ITEM 3.       LEGAL PROCEEDINGS .............................................................      7
    ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........................      8
PART II .........................................................................................      8
    ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS ........      8
    ITEM 6.       SELECTED FINANCIAL DATA .......................................................      8
    ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS ....................................................................      9
    ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....................     13
    ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................................     13
    ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE. ...................................................................     28
PART III ........................................................................................     29
   ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............................     29
   ITEM 11.       EXECUTIVE COMPENSATION ........................................................     29
   ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ................     29
   ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................................     29
PART IV .........................................................................................     29
   ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ...............     29

SIGNATURES ......................................................................................     32

                                     PART I

ITEM 1.   BUSINESS

     Certain statements related to financial results and plans for future business development activities contained in this filing are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, competitive pressures, the mix of service revenue, changes in pricing policies, delays in sales revenue recognition, lower-than-expected demand for the Company's products and services, business conditions in the integrated health care delivery network market, general economic conditions, and the risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

     The markets for the Company's medical transcription services and software products are sizable. Management estimates the total market potential exceeds $6 billion in medical transcription and $375 million in medical coding and abstracting software and related services. While competition is significant with over 1,000 transcription services companies nationally, the Company believes that it is among the four largest transcription service providers and one of only several national companies that operates on a single, Internet-based technology. Competition for medical coding and abstracting software is also significant. The Company's strongest competition traditionally has been from local and national companies who provide coding and classification software, off-site coding services and on-site coding services.

     Government regulation, managed care and labor resource constraints are shaping new opportunities for the Company and other healthcare service and software providers. Breakthroughs in telecommunications technologies and the growing acceptance of the Internet are enabling home-based professionals to provide more and more services to meet the needs of healthcare. New applications, such as voice recognition and digital imaging, are also emerging which allows for increased productivity, capacity and quality. In addition, compliance requirements have increased the demand for coding, classification and abstracting of patient medical records at all levels of the healthcare industry. Most recently, the Health Insurance Portability and Accountability Act ("HIPAA") has provided the Company with both a challenge to comply with HIPAA's evolving security and confidentiality requirements and the opportunity to differentiate itself, in particular with its foreign competitors. As a result of these factors and trends, specialized healthcare service and software companies, like Transcend Services, Inc., are leveraging technology to increase their value to healthcare providers.

INDUSTRY OVERVIEW

     The healthcare industry continues to undergo rapid change. Government regulation and managed care have increased the focus on quality of care, quality of data, billing compliance and patient privacy. Healthcare providers have come under increased scrutiny from regulators and third-party payors. Reimbursement pressures from managed-care growth have fueled industry consolidation and the formation of various forms of healthcare integration from integrated delivery networks to managed service organizations. Documentation requirements have significantly increased resulting in an increase in the need for dictation and transcription of medical notes. Compliance requirements have increased the demand for the coding, classification and abstracting of patient medical records in a timely and accurate manner. As a result of breakthroughs in technology, telecommunications, the growing acceptance of the Internet, and new applications, such as digital imaging systems and voice recognition systems, healthcare providers are relying on new technologies and outsourcing, as well as specialized software applications, to help them be competitive.

     Advances in telecommunications, Internet technologies, and voice recognition capabilities are emerging, thereby creating opportunities to apply these technological advances to outsource certain medical record functions, such as medical transcription.

     These technologies enable the digital movement of voice, images and data that allows for the cost-effective, off-site completion of the medical transcription function. The ability to process transcription services off-site allows for faster turnaround times, increased availability of scarce skilled professionals, improved quality and lower costs. In addition, the continuing demand for timely and accurate patient medical records creates a market need for specialized software applications, such as coding, classification and abstracting software.

HISTORY OF THE COMPANY

     The Company was incorporated in California in 1976 and was reorganized as a Delaware corporation in 1988. On January 10, 1995, the Company, formerly known as TriCare, Inc., acquired Transcend Services, Inc., then a Georgia corporation, by the merger of Transcend Services, Inc. into First Western Health Corporation ("First Western"), a subsidiary of the Company (the "Merger"). On May 31, 1995, Transcend Services, Inc. and Veritas Healthcare Management ("Veritas"), another subsidiary of the Company, merged into the Company, whose name was then changed to Transcend Services, Inc. The Merger was treated for financial accounting purposes as the acquisition of TriCare, Inc. by Transcend Services, Inc. The historical financial statements of the former Transcend Services, Inc. became the financial statements of the Company and include the businesses of both companies as of the effective date of the Merger.

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

     On November 11, 1999, the Company's Board of Directors approved management's plan to restructure the business to focus on medical transcription using the Company's Internet-based transcription technology. In November and December 1999, the Company sold its Utah and Northeast-based transcription operations and certain of its transcription contracts that did not operate using the Company's Internet-based transcription technology. On October 13, 2000, the Company sold its CodeRemote business, which provided remote coding services, and its Co-Sourcing business, which provided on-site management of hospital medical records operations, to Provider HealthNet Services, Inc. On March 13, 2001, the Company announced the termination of its efforts to sell Cascade. Accordingly, the Company now provides medical transcription services and coding and abstracting software to the healthcare industry.

BUSINESS STRATEGY

     The Company intends to focus on two major lines of business by providing medical transcription services and coding and abstracting software to the healthcare industry. A key factor in executing its medical transcription services strategy will be to add new customers to efficiently utilize the capacity of the Company's proprietary Internet-based transcription platform (the "Platform") and its established customer-oriented support organization. A key factor in executing its coding and abstracting software strategy will be to web-enable Cascade's application software, which would enable Cascade to become an Application Service Provider ("ASP") as a means of enhancing market penetration.

                           Increase Market Penetration

     The Company believes that it has a tested and proven infrastructure which will allow it to expand it business to serve substantially more customers. While continuing to focus on day-to-day customer satisfaction, the Company intends to focus on adding new accounts to its existing customer base. The Company has hired an experienced sales team to focus exclusively on new account sales of medical transcription services. The Company's established account management organization will continue to sell additional services to the existing customers. Cascade has an established team of sales professionals focused on both new account and additional sales to existing accounts. Cascade believes that its state-of-the-art, 32-bit Windows coding and abstracting software positions it as the technological leader in its market. To further enhance market penetration, Cascade intends to web-enable its products for delivery as an ASP thereby making its product more affordable to a broader market.

                   Maintain and Enhance Customer Satisfaction

     The Company believes that its best sales force is its customers, who provide sales leads and references. Accordingly, the Company has an ongoing program to monitor customer satisfaction. This program includes continuous monitoring of transcription production statistics relative to contracted standards, periodic transcription customer surveys and, most importantly, dedicated customer support organizations who maintain regular, oftentimes daily, contact with both transcription and Cascade customers.

                   Maintain Technological Leadership Positions

     The Company intends to utilize the most effective technology available to improve the medical transcription process and the features and functionality of coding and abstracting application software. The Company believes the application of advanced technology will reshape the way patient information is managed across the healthcare delivery system in the future and provide margin expansion. The Company has converted all of its transcription operations to its Internet-based platform that is expected to provide significant advantages in recruiting, workflow management, and production control. The Company will continue to invest in improving its technology to yield faster turnaround times, better workflow management, and increased productivity by evaluating new technologies such as voice recognition and natural language processing for its medical transcription business. The Company has also made a concerted effort to ensure that its information remains confidential and secure. Cascade believes that it is currently well positioned with its Windows-based products, but intends to enhance its technological leadership position with an ASP offering.

                      Attract and Retain Professional Staff

     One of the Company's critical success factors is the recruitment and retention of the industry's best knowledge workers (medical transcriptionists, software developers and service and sales professionals). The Company believes that there will be a shortage of qualified professionals in the future. The solution to this shortage will be to attract and retain a core group of knowledge workers by offering excellent pay and benefits and, in the case of medical transcriptionists, the opportunity to work from home. This core group of knowledge workers may support less skilled production employees and may complete documents that have been translated using voice recognition software.

                              Rapid Internal Growth

     The Company intends to grow internally through its direct sales force focused on new accounts and its account manager organization focused on the existing customer base. The Company intends to add sales resources and personnel as necessary to concentrate on revenue growth.

               Maximize Value of Patient Documentation Information

     The Company believes the patient information it captures and documents has the potential to create value many times the current value of its services. Current processes capture patient information in the form of free-flow electronic text documents. These electronic documents require human intervention to interpret the patient information. The Company has been storing these electronic documents in a data repository but has not yet offered data extraction and analysis services. The Company does offer secure Internet access to documents. The Company believes that data extraction and analysis services may provide tremendous value to its customers and potentially create new revenue channels for the Company. In addition, the Company may offer decision support solutions to its customers to provide them information, which may assist in evaluating physician practice patterns, physician utilization, and in improving control of their medical transcription costs. The Company has no definitive plans to offer data extraction and analysis services or decision support solutions at this time.

SERVICES AND PRODUCTS

     Medical Transcription Services. Powered by its web-enabled voice and data distribution technology, the Company's home-based professionals convert physicians' voice recordings into electronic medical record documents. Physicians may access the Company's technology from any phone where they can dictate patient medical records information. The information is captured digitally in the Company's central voice hub in Atlanta, Georgia. The digital voice files are then compressed, encrypted and stored. The Company's home-based medical transcriptionists access these files over the Internet, play back the voice recordings using headsets and footpedals, and transcribe the recorded voice to create electronic documents. The completed electronic documents are then returned to the Atlanta hub over the Internet. The documents may then be accessed by remote quality assurance personnel, if necessary, and delivered electronically to the healthcare provider. Typically, documents are produced and delivered within 24 hours of the physicians' dictation. Documents requiring faster turnaround times, as quickly as four hours for STAT requests, are priced at a premium. The Company's transcription operations run around the clock, every day of the year.

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

CUSTOMERS

     The Company currently delivers dictation and transcription services to over 40 hospitals and clinics with recurring revenue under long-term contracts or other arrangements. The typical medical transcription customer generates approximately $600,000 in annual revenue. Cascade has approximately 250 active licenses of its coding and abstracting software operational in 84 customer sites.

     Based on revenue for the fiscal years ended December 31, 2001, 2000 and 1999, no single customer paid fees to the Company that amounted to or exceeded 10% of the Company's revenue in the respective periods.

SALES AND MARKETING

     The Company currently employs five full-time sales professionals focused on transcription and three full-time sales professionals focused on coding and abstracting software. The Company's prospects and sales have emerged principally from personal contacts by the Company's sales professionals with senior hospital executives as well as referrals from its clients.

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

COMPETITION

     The Company experiences competition from many local, and several regional and national businesses. The medical transcription services market, estimated to be over $6 billion, is highly fragmented, with over 1,000 transcription companies nationally. Recently, the medical transcription industry in the United States has experienced overseas competition, primarily from India due to its low-wage workforce. The Company believes that its top three domestic competitors are MedQuist, Inc., the EDiX division of IDX Systems Corporation and HealthScribe, Inc. Over the past several years, the medical transcription industry has been undergoing consolidation by MedQuist, Inc. and others.

     The outsourcing decision in transcription is influenced by shortages of qualified medical transcriptionists, by the unique management challenges of managing a 7 by 24 operation and by technology advances which allow transcription companies to leverage technology and eliminate capital expenditures for their customers. The Company believes the principal historical competitive factors of price and quality (timeliness and accuracy) will expand as major transcription companies use technology to increase the value of transcription services. Management believes the ability to recruit personnel nationally and internationally, coupled with the use of Internet communications, will lead to further outsourcing and only those competitors prepared to compete using resources outside the local market will prosper.

     Competition for Cascade's software products comes primarily from the market leader, 3M's Health Care division, HSS, Inc. and QuadraMed Corporation. Competition for transcription software comes largely from SoftMed Systems, Inc. with their Chartscript product.

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

EMPLOYEES

     As of December 31, 2001, the Company had 239 full-time and 53 part-time employees, including 211 full-time and 50 part-time employees dedicated to the medical transcription business; 21 full-time and 2 part-time Cascade employees; and 7 full-time and 1 part-time executive, accounting and administrative employees at its headquarters office in Atlanta, Georgia. Neither the Company nor any of its employees is currently a party to any collective bargaining agreement. The Company has not experienced any strikes or work stoppages, and believes that its relations with its employees are good.

ITEM 2.  PROPERTIES.

     The Company leases the space for its principal offices in Atlanta, Georgia. Cascade Health Information Software, Inc. leases space for its principal office in Beaverton, Oregon. The Company also leases space in Chicago, Illinois where it has closed and consolidated its transcription operations into the Atlanta hub. The leased space in Chicago, Illinois is subleased through its expiration date in September 2002.

ITEM 3.  LEGAL PROCEEDINGS.

     On April 5, 2001, Our Lady of the Lakes Hospital, Inc. ("OLOL") filed a lawsuit against the Company. The lawsuit, styled "Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc." was filed in the 19/th/ Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL has subsequently added Transcend's insurance carrier as defendants to the lawsuit.

     The Company intends to vigorously defend all claims made by OLOL. The lawsuit is in a very early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that their outcome may have on the Company's results of operations and financial condition. There can be no assurances that this litigation will not have a material adverse effect on the Company's results of operations and financial condition.

     On July 9, 2001, Provider HealthNet Services, Inc. ("PHNS") made a written demand for payment from Transcend in the amount of approximately $750,000. The demand was based on allegations that Transcend had breached certain representations and warranties contained in an Asset Purchase Agreement between PHNS and Transcend entered into on October 13, 2000. Thereafter, Transcend made a counter-demand against PHNS for payment of approximately $93,000 owed under that same Asset Purchase Agreement. The parties have subsequently submitted all disputes in this matter to binding arbitration, which was held on January 23 and 24, 2002. The results of this arbitration have not been finalized and it is not possible at this time to determine the outcome of this arbitration or the effect, if any, that the outcome may have on the Company's results of operations and financial condition. There can be no assurances that this litigation will not have a material adverse effect on the Company's results of operations and financial condition.

     On September 14, 2001, the Company filed a lawsuit against Palmer & Cay Consulting Group, Inc. ("P&C"), the Company's former insurance broker. The lawsuit, styled "Transcend Services, Inc. v. Palmer & Cay Consulting Group, Inc." was filed in the Superior Court of Fulton County, State of Georgia, Civil Action File No.: 2001-CV-42725. The lawsuit alleges that P&C negligently failed to advise Transcend of, or otherwise failed to make arrangements to cover, Transcend's potential liability for certain health care claims submitted by Transcend's employees. Transcend is seeking damages of $450,000 plus attorneys' fees and interest. The case is in the preliminary stages of discovery and it is not possible at this time to determine an outcome of the lawsuit or the effect, if any, that the outcome may have on the Company's results of operations and financial condition.

     In addition, the Company is a party to various lawsuits encountered in the normal course of business and believes that it has meritorious defenses to the related claims and assertions, however, there can be no assurance that the Company will be successful in defending such claims and assertions.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Transcend Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "TRCR". As of February 15, 2002 there were approximately 182 holders of record of Transcend Common Stock. The table below sets forth for the fiscal periods indicated the high and low closing sales price per share of Transcend Common Stock as reported on the Nasdaq SmallCap Market for the periods indicated. The prices have been adjusted, as appropriate, to give effect to the 1-for-5 reverse stock split that was effected on January 14, 2000. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions, and may not necessarily represent actual transactions.

                                                    Price Per Share of
                                                       Common Stock
                                                       ------------
                                                    High          Low
                                                    ----          ---
Year Ended December 31, 2001
    First Quarter ..............................   $2.813       $1.344
    Second Quarter .............................   $2.820       $2.063
    Third Quarter ..............................   $2.650       $1.300
    Fourth Quarter .............................   $1.810       $1.100

Year Ended December 31, 2000
    First Quarter ..............................   $ 4.813      $ 2.313
    Second Quarter .............................   $ 3.500      $ 2.313
    Third Quarter ..............................   $ 4.188      $ 2.703
    Fourth Quarter .............................   $ 3.813      $ 1.344

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

RECENT SALES OF UNREGISTERED SECURITIES

       On December 28, 2001, the Company sold 100,000 shares of its unregistered common stock to certain of the Company's officers at market value of $126,000 as determined by the closing price reported on the Nasdaq SmallCap Market System on that date. As consideration for the sale, the officers issued interest-bearing, secured promissory notes payable to the Company with a maturity date of January 15, 2003. The issuance of securities described above was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. The offers and sales of the above securities were made without any public solicitation and the stock certificates bear restrictive legends. No underwriting was involved in the transaction and no commissions were paid.

ITEM 6.   SELECTED FINANCIAL DATA

       The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the Company's consolidated financial statements. The report of Miller Ray & Houser, independent public accountants, with respect to such consolidated financial statements as of December 31, 2001 and for the year ended December 31, 2001 is included in Item 8. In addition, the report of Arthur Andersen LLP, independent public accountants, with respect to such consolidated financial statements as of December 31, 2000 and for the two years ended December 31, 2000 is also included in Item 8. This selected financial data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included and incorporated by reference herein.

Selected Financial Data
(in thousands, except per share data)

                                                                  1997         1998          1999           2000          2001
-----------------------------------------------------------------------------------------------------------------------------------
Results of Operations: (1) (2) (3)
Revenue                                                           $41,552      $53,314       $ 49,515       $26,262      $13,785
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                        (189)         964         (7,975)         (840)        (663)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations                         (622)         382         (3,056)         (710)        (588)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before discontinued operations per common           $ (0.17)     $ (0.03)      $  (0.81)      $ (0.27)     $ (0.24)
share
Basic and diluted weighted average shares of common stock
(3)                                                                 4,056        4,224          4,386         4,341        4,404

Financial Position At Year End:
Total assets                                                      $20,294      $22,896       $ 17,892       $ 5,679      $ 3,591
Total debt                                                        $ 7,091      $ 8,536       $  7,026       $   614      $    --
Stockholder's equity                                              $ 7,913      $ 7,512       $  2,568       $ 2,176      $ 2,009
----------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Report contains forward-looking statements that involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are competitive pressures, the mix of service revenue, changes in pricing policies, delays in sales revenue recognition, lower-than-expected demand for the Company's products and services, business conditions in the integrated health care delivery network market, general economic conditions, and the risk factors detailed from time to time in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

       The results of operations include the operations of Transcend Services, Inc. and its subsidiaries. The information for 1999 is presented both including and excluding the effect of certain non-recurring charges ("NRC") incurred in December 1999 pursuant to a restructuring of operations. The Co-Sourcing and CodeRemote businesses were sold on October 13, 2000 and the results of their operations are not included in the information presented below after that date.


            (in 000's)                                                                                             Percent Change
                                                                                        1999                       --------------
                                                                    ----------------------------------------------
                                                                    Including         Effect of       Excluding               2000
                                     2001            2000              NRC               NRC             NRC       2001      w/o NRC
                                     ----            ----              ---               ---             ---       ----      -------
Revenue:
    Transcription Services             $11,817         $13,666         $24,085                        $24,085       -14%       -43%
    Cascade                              1,968           2,255           2,234                          2,234       -13%         1%
    Co-Sourcing                                          9,678          22,868            (76)         22,792      -100%       -58%
    Code-Remote                                            663             328                            328      -100%       102%
                                    --------------------------------------------------------------------------
                      Total revenue    $13,785          26,262          49,515            (76)         49,439       -48%       -47%
                                    --------------------------------------------------------------------------
Gross profit:
    Transcription Services               2,939           2,128             599          1,310           1,909        38%        11%
    Cascade                              1,000           1,416           1,431                          1,431       -29%        -1%
    Co-Sourcing                                          1,179           1,377          1,120           2,497      -100%       -53%
    Code-Remote                                             54               0                              0      -100%        N/A
                                    --------------------------------------------------------------------------
                 Total gross profit      3,939           4,777           3,407          2,430           5,837       -18%       -18%
                                    --------------------------------------------------------------------------
Operating expenses:
    Marketing and sales                    852             936           2,107            (17)          2,090        -9%       -55%
    Research and development               870           1,152           1,733         (1,025)            708       -24%        63%
    General and administrative           2,880           3,470           7,369         (2,072)          5,297       -17%       -34%
    Amortization                                            59             173                            173      -100%       -66%
                                    --------------------------------------------------------------------------
           Total operating expenses      4,602           5,617          11,382         (3,114)          8,268       -18%       -32%
                                    --------------------------------------------------------------------------
Loss from operations                   $  (663)        $  (840)        $(7,975)        $5,544         $(2,431)      -21%       -65%
                                    ==========================================================================

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

       Revenue decreased $12.5 million, or 48%, from $26.3 million in 2000 to $13.8 million in 2001. This decrease is attributable to several factors: (1) The Co-Sourcing and CodeRemote businesses that were sold on October 13, 2000 contributed revenue of $10.3 million in 2000. (2) Transcription Services revenue declined $1.8 million, or 14%, to $11.8 million in 2001 compared to 2000 as a result of the Company's restructuring activities in late 1999 and 2000. At that time, the Company determined that it was not prudent to convert certain transcription customer accounts to its T2K technology. The Transcription Services revenue of $13.7 million in 2000 includes revenue of $2.3 million from 11 transcription service agreements that were terminated by the Company during 2000. Accordingly, Transcription Services revenue attributable to current customers increased approximately $500,000 in 2001. (3) Cascade's revenue decreased $287,000, or 13%, to $2.0 million in 2001 compared to 2000 due primarily to relatively low software revenue generated from new customer accounts during 2001.

       While gross profit decreased $838,000, or 18%, from $4.8 million in 2000 to $3.9 million in 2001, gross profit as a percentage of revenue increased from 18% in 2000 to 29% in 2001. The decrease in the dollar amount of gross profit is primarily attributable to the sale of the Co-Sourcing and CodeRemote business units, which contributed gross profit of $1.2 million in 2000. In addition, Cascade's gross profit decreased by $416,000 in 2001 compared to 2000 due primarily to the lower level of high-gross margin software revenue in 2001 compared to 2000. Partially offsetting the reduced gross profit contributions by these three business units was an increase in Transcription Services' gross profit by $811,000 due in large part to the restructuring activity referred to above. Accordingly, as a percentage of revenue, while Cascade's gross profit margin dropped from 63% in 2000 to 51% in 2001, Transcription Services' gross profit margin increased from 16% in 2000 to 25% in 2001. A software business, like Cascade, typically has a higher gross profit margin as a percentage of revenue, than a service business, like Transcription Services.

       Marketing and sales expenses decreased $84,000, or 9%, from $936,000 in 2000 to $852,000 in 2001, but increased as a percentage of revenue from 4% in 2000 to 6% in 2001. The Company revamped and reduced the size of its Transcription Services' sales force following the sale of the Co-Sourcing and CodeRemote business units. The size of Cascade's sales force was substantially the same between years.

       Research and development expenses decreased $282,000, or 24%, from $1.2 million in 2000 to $870,000 in 2001, but increased as a percentage of revenue from 4% in 2000 to 6% in 2001. As a result of the completion of the T2K development project and the sale of the Co-Sourcing and CodeRemote business units, the Company revamped and reduced the size of its research and development staff in Transcription Services during 2000. The size of Cascade's research and development staff was substantially the same between years. The Company believes that the current size of its research and development staff is sufficient to accomplish its planned research and development activities for the foreseeable future.

       General and administrative expenses decreased $590,000, or 17%, from $3.5 million in 2000 to $2.9 million in 2001 as the Company substantially reduced its infrastructure expense required to handle its lower level of operating activity and revenue.

       Amortization expense was reduced from $59,000 in 2000 to zero in 2001 as a result of the write-off of the remaining net book value of goodwill and other intangible assets pursuant to the sale of the Company's Co-Sourcing and CodeRemote business units in 2000.

       Net interest expense decreased from $420,000 in 2000 to $18,000 in 2001 due to: (1) the reduction of debt using a portion of the proceeds from the sale the Co-Sourcing and CodeRemote business units during October 2000; (2) the reduction of debt using a portion of the proceeds from the sale of the short-term investment during April 2001 (see Note 1 in "Notes to Consolidated Financial Statements"); (3) the elimination of debt using a portion of the proceeds received during December 2001 from the collection of a note receivable and an earn-out payment both of which related to an asset sale in 1999; (4) the recognition of interest income of approximately $43,000 during the third quarter of 2001 upon the Company's determination of its ultimate collectibility; (5) the nationwide reduction in the prime interest rate; and (6) the below-prime borrowing rate on the Company's line of credit made possible by the personal guarantees of the Company's Chief Executive Officer and one of its Directors.

       Both the loss and gain on legal settlement in 2001 and 2000, respectively, relate to a legal settlement on TCM. The Company ceased TCM's operations effective December 31, 1999. The reported gain on legal settlement of $461,000 in 2000 represents the excess of the $1.7 million arbitration award over the Company's cost incurred related to the reacquisition and subsequent closing of the Company's TCM operations. The reported loss on legal settlement of $576,000 in 2001 represents the realized loss on the sale of the unregistered common stock received in this legal settlement.

       The gain on sale of assets represents an earn-out payment related to the sale of the Company's Utah and Northeast-based medical transcription services operations and certain other contracts for transcription services in December 1999.

       The Company reported an income tax benefit of $116,000 in 2001 due to the elimination of deferred income tax liabilities of $121,000 established in prior years that are no longer required, offset slightly by state income taxes of $5,000. The Company has available net operating loss carry-forwards in excess of approximately $21 million.

       In November 1997, the Company issued 212,800 shares of Series A Convertible Preferred Stock with a dividend of 9%. The net loss to common stockholders includes preferred stock dividends of $479,000 and $478,000 in 2001 and 2000, respectively.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Revenue decreased $23.2 million, or 47%, from $49.5 million in 1999 to $26.3 million in 2000. This decrease is attributable to several factors: (1) The Co-Sourcing and CodeRemote business units were sold on October 13, 2000. The combined monthly revenue of these business units averaged approximately $2.2 million in 2000 prior to the sale. Based on this average combined monthly revenue, approximately $5.5 million of the revenue decrease in 2000 is attributable to this sale. (2) The remainder of the total $13 million decrease in Co-Sourcing revenue is primarily attributable to the Company terminating certain unprofitable and marginally profitable contracts and converting some Co-Sourcing contracts to "transcription only" services during 1999 and 2000. (3) During the fourth quarter of 1999, the Company terminated 21 transcription contracts with annual revenue of approximately $3.3 million after determining that the conversion of those accounts to the Company's new technology was not prudent. (4) In November 1999, the Company sold four transcription contracts with annual revenue of approximately $1.4 million. (5) Effective December 1, 1999, the Company sold its Utah and Northeast transcription operations with combined annual revenue of approximately $6.1 million.

       All of the Company's transcription operations were converted to the Company's standard technology platform as of December 31, 1999.

       Cascade's revenue increased slightly to $2.3 million in 2000 from $2.2 million in 1999, however approximately $150,000 of contracted business was deferred for revenue recognition purposes until 2001.

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

     Marketing and sales expenses decreased $1.2 million, or 56%, from $2.1 million in 1999 to $936,000 in 2000. This decrease is due to the reduction in sales staffing associated with the Company's restructuring of its operations to focus on medical transcription services and coding and abstracting software.

     Research and development expenses decreased $581,000, or 34%, from $1.7 million in 1999 to $1.2 million in 2000 primarily due to the overall restructuring efforts by the Company in the latter part of 1999, which resulted in a non-recurring charge related to research and development activities of approximately $1.0 million in 1999.

     General and administrative expenses decreased $3.9 million, or 53%, from $7.4 million in 1999 to $3.5 million in 2000 due primarily to the overall restructuring efforts by the Company in the latter part of 1999, which resulted in a non-recurring charge related to general and administrative activities of approximately $2.1 million in 1999.

     Amortization expense decreased to from $173,000 in 1999 to $59,000 in 2000 reflecting the effect of the sale of the Utah and Northeast transcription operations in December 1999.

     Net interest expense decreased from $855,000 in 1999 to $420,000 in 2000 primarily due to the reduced level of borrowing made possible by the issuance of the Series B Convertible Preferred Stock, which eliminated $1.5 million of debt bearing interest at 10% per annum, and the retirement of certain debt with a portion of the proceeds from the sale of certain transcription operations in late 1999 and from the sale of the Co-Sourcing and CodeRemote business units during October 2000.

     The gain on legal settlement of $461,000 in 2000 represents the excess of the $1.7 million arbitration award over the Company's costs incurred related to the reacquisition and subsequent closing of the Company's TCM operations.

     The gain on sale of assets of $89,000 in 2000 represents the gain on the sale of the Co-Sourcing and CodeRemote business units to Provider HealthNet Services, Inc. ("PHNS") on October 13, 2000. The gain on sale of assets of $5.8 million in 1999 resulted from the sale of net assets and contracts of the Utah and Northeast-based transcription services.

     The Company reported a loss before income taxes and discontinued operations of $710,000 in 2000 compared to a loss of $3.1 million in 1999. This improvement of $2.3 million reflects the results of the Company's restructuring efforts during the latter part of 1999 that are manifested in higher gross profit margins and reduced operating expenses.

     The loss from discontinued operations of $1.5 million in 1999 was primarily due to non-recurring charges of $1.3 million in connection with the settlement of the civil lawsuit against certain insurance companies in the state of California that was settled in December 1999.

     In November 1997, the Company issued 212,800 shares of Series A Convertible Preferred Stock with a dividend of 9%. The net loss to common stockholders includes preferred stock dividends of $478,000 and $480,000 in 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2001, the Company has cash and cash equivalents of $304,000, working capital of $221,000, no long-term debt outstanding and no borrowings under its $1.5 million line of credit, which expires on March 31, 2002, but is expected to be renewed.

     Net cash provided by continuing operations totaled approximately $1.5 million in 2001 due primarily to the receipt of approximately $1.2 million from the sale of the common stock of CORE, Inc. that was received in a legal settlement related to TCM in 2000. In addition, the Company operated on an EBITDA positive basis and effectively managing its working capital, especially the collection of accounts receivable.

     Net cash used in investing activities of $110,000 in 2001 includes the budgeted level of capital expenditures to support operations offset somewhat by the proceeds of an earn-out payment related to an asset sale in 1999.

     Net cash used in financing activities of $1.1 million in 2001 is primarily due to the elimination of debt and the scheduled quarterly payments of Preferred Stock dividends.

     The Company is a defendant in separate litigation matters with PHNS and OLOL. See "Item 3. Legal Proceedings". The outcome of the binding arbitration in the PHNS matter should be determined during the first quarter of 2002. It is unlikely that the outcome of the OLOL matter will be known in 2002. Further, if the OLOL outcome were unfavorable, the Company would most likely appeal the verdict. Nonetheless, the PHNS and the OLOL legal actions could have a material adverse effect on the Company's results of operations and financial condition in the future.

     The Company anticipates that cash on hand, together with internally generated funds and cash available under its line of credit should be sufficient to finance operations, make capital investments in the normal and ordinary course of business, meet its Series A Preferred Stock dividend payment requirements and fund any award, if any, resulting from the arbitration with PHNS during 2002.

IMPACT OF INFLATION

     Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company's ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has no material exposure to market risk from derivatives or other financial instruments as of December 31, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements are filed with this report:

     Reports of Independent Public Accountants

     Consolidated Balance Sheets as of December 31, 2001 and 2000

     Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

To Transcend Services, Inc.:

We have audited the accompanying consolidated balance sheet of Transcend Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Miller Ray & Houser LLP

Atlanta, Georgia
January 24, 2002




To Transcend Services, Inc.:

We have audited the accompanying consolidated balance sheet of Transcend Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP

Atlanta, Georgia
February 27, 2001, except with respect to
                   Note 4, as to which the
                   date is March 30, 2001

                            TRANSCEND SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                         December 31,
                                                                                            ---------------------------------------
                                          ASSETS                                                   2001                2000
                                                                                                   ----                ----
Current assets:
    Cash and cash equivalents                                                                        $    304,000      $      6,000
    Short-term investment                                                                                      --           870,000
    Accounts receivable, net of allowances for doubtful accounts of $89,000 and $542,000
        at December 31, 2001 and 2000, respectively                                                     1,351,000         1,974,000
    Prepaid expenses and other current assets                                                             148,000           165,000
                                                                                                     ------------      ------------
Total current assets                                                                                    1,803,000         3,015,000
                                                                                                     ------------      ------------

Property and equipment:
    Computer equipment                                                                                  3,346,000         2,975,000
    Software development                                                                                1,787,000         1,550,000
    Furniture and fixtures                                                                                275,000           220,000
                                                                                                     ------------      ------------
            Total property and equipment                                                                5,408,000         4,745,000
    Accumulated depreciation                                                                           (3,667,000)       (2,487,000)
                                                                                                     ------------      ------------
        Property and equipment, net                                                                     1,741,000         2,258,000
                                                                                                     ------------      ------------

Notes receivable and other assets                                                                          47,000           406,000
                                                                                                     ------------      ------------
Total assets                                                                                         $  3,591,000      $  5,679,000
                                                                                                     ============      ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                                 $    180,000      $  1,059,000
    Accrued compensation and benefits                                                                     350,000           399,000
    Other accrued liabilities                                                                           1,052,000         1,310,000
    Deferred income taxes                                                                                      --           121,000
                                                                                                     ------------      ------------
Total current liabilities                                                                               1,582,000         2,889,000
                                                                                                     ------------      ------------

Borrowings under line of credit                                                                                --           614,000
                                                                                                     ------------      ------------

Commitments and contingencies (Note 5)

Stockholders' equity:
    Preferred stock, $.01 par value; 21,000,000 shares authorized:
         Series A Convertible Preferred Stock, 212,800 shares issued and outstanding at
              December 31, 2001 and 2000                                                                    2,000             2,000
         Series B Convertible Preferred Stock, 60,000 shares issued and outstanding at
              December 31, 2001 and 2000                                                                    1,000             1,000
    Common stock, $.05 par value, 6,000,000 shares authorized, 4,513,000 and 4,383,000
         shares issued and outstanding at December 31, 2001 and 2000, respectively                        230,000           224,000
    Additional paid-in capital                                                                         28,136,000        28,602,000
    Less - Subscription receivable for the purchase of 100,000 shares of common stock                    (126,000)               --
    Less - Treasury stock, at cost, 100,000 shares                                                             --          (620,000)
    Unrealized loss on short-term investment                                                                   --          (866,000)
    Accumulated deficit                                                                               (26,234,000)      (25,167,000)
                                                                                                     ------------      ------------
            Total stockholders' equity                                                                  2,009,000         2,176,000
                                                                                                     ------------      ------------
Total liabilities and stockholders' equity                                                           $  3,591,000      $  5,679,000
                                                                                                     ============      ============

   The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSCEND SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------------------------
                                                                                       2001              2000               1999
                                                                                       ----              ----               ----
Revenue                                                                          $ 13,785,000       $ 26,262,000       $ 49,515,000
Direct costs                                                                        9,846,000         21,485,000         46,108,000
                                                                                 --------------------------------------------------
      Gross profit                                                                  3,939,000          4,777,000          3,407,000
                                                                                 --------------------------------------------------

Operating expenses:
      Marketing and sales                                                             852,000            936,000          2,107,000
      Research and development                                                        870,000          1,152,000          1,733,000
      General and administrative                                                    2,880,000          3,529,000          7,542,000
                                                                                 --------------------------------------------------
         Total operating expenses                                                   4,602,000          5,617,000         11,382,000
                                                                                 --------------------------------------------------

Loss from operations                                                                 (663,000)          (840,000)        (7,975,000)
                                                                                 --------------------------------------------------

Other (expense) income:
      Interest expense, net                                                           (18,000)          (420,000)          (855,000)
      (Loss) gain on legal settlement                                                (576,000)           461,000                 --
      Gain on sale of assets                                                          553,000             89,000          5,774,000
                                                                                 --------------------------------------------------
         Total other (expense) income                                                 (41,000)           130,000          4,919,000
                                                                                 --------------------------------------------------

Loss before income taxes and discontinued operations                                 (704,000)          (710,000)        (3,056,000)
Income tax benefit                                                                    116,000                 --                 --
                                                                                 --------------------------------------------------
Loss before discontinued operations                                                  (588,000)          (710,000)        (3,056,000)
Loss from discontinued operations                                                          --                 --         (1,452,000)
                                                                                 --------------------------------------------------
Net loss                                                                             (588,000)          (710,000)        (4,508,000)
Dividends on preferred stock                                                         (479,000)          (478,000)          (480,000)
                                                                                 --------------------------------------------------
Net loss attributable to common stockholders                                     $ (1,067,000)      $ (1,188,000)      $ (4,988,000)
                                                                                 ==================================================

Basic and diluted net loss per share:
      From continuing operations                                                 $      (0.24)      $      (0.27)      $      (0.81)
      From discontinued operations
                                                                                         0.00               0.00              (0.33)
                                                                                 --------------------------------------------------
            Net loss per share attributable to common stockholders               $      (0.24)      $      (0.27)      $      (1.14)
                                                                                 ==================================================

Weighted average common shares outstanding                                          4,404,000          4,341,000          4,386,000
                                                                                 ==================================================

   The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSCEND SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          UNREALIZED
                                                                               ADDITIONAL                   LOSS ON
                                   PREFERRED STOCK      COMMON     TREASURY     PAID-IN    SUBSCRIPTION   SHORT-TERM
                                ---------------------
                                 SERIES A   SERIES B    STOCK       STOCK       CAPITAL     RECEIVABLE    INVESTMENT
                                 --------   --------    -----       -----       -------     ----------    ----------
Balance, December 31, 1998        $2,000      $   --   $215,000   $      --   $26,286,000   $      --     $      --
Issuance of 100,000 shares of
   Common Stock in private
   placement                          --          --      5,000          --       620,000    (620,000)           --
Treasury Stock purchases              --          --         --    (620,000)           --     620,000            --
Issuance of 11,670 shares of
   Common Stock from exercise
   of options and other
   issuances                          --          --         --          --        39,000          --            --
Net loss attributable to common
   stockholders                       --          --         --          --            --          --            --
                                ---------------------------------------------------------------------------------------
Balance, December 31, 1999         2,000          --    220,000    (620,000)   26,945,000          --            --
Comprehensive loss:
   Net loss attributable to
   common stockholders                --          --         --          --            --          --            --
   Unrealized loss on
   short-term investment              --          --         --          --            --          --      (866,000)

       Comprehensive loss             --          --         --          --            --          --            --

Conversion of convertible debt
   to Preferred Stock                 --       1,000         --          --     1,499,000          --            --
Issuance of 27,900 shares
   of Common Stock from
   exercise of options                --          --      4,000          --       158,000          --            --
                                ---------------------------------------------------------------------------------------
Balance, December 31, 2000         2,000       1,000    224,000    (620,000)   28,602,000          --      (866,000)
Comprehensive loss:
   Net loss attributable
   to common stockholders             --          --         --          --            --          --            --
   Reverse valuation reserve
   on short-term investment           --          --         --          --            --          --       866,000

       Comprehensive loss             --          --         --          --            --          --            --

Issuance of 100,000 shares of
   Common Stock in private
   placement                          --          --      5,000          --       121,000    (126,000)           --
Issuance of 40,000 shares of
   Common Stock from exercise
   of options and other issuance      --          --      1,000          --        33,000          --            --
Retirement of Treasury Stock          --          --         --     620,000      (620,000)         --            --
                                ---------------------------------------------------------------------------------------
Balance, December 31, 2001        $2,000      $1,000   $230,000   $      --   $28,136,000   $(126,000)    $      --
                                =======================================================================================

                                 ACCUMULATED   STOCKHOLDERS'    COMPREHENSIVE
                                   DEFICIT        EQUITY             LOSS
                                   -------        ------             ----
Balance, December 31, 1998      $(18,991,000)   $ 7,512,000
Issuance of 100,000 shares of
   Common Stock in private
   placement                              --          5,000
Treasury Stock purchases                  --             --
Issuance of 11,670 shares of
   Common Stock from exercise
   of options and other
   issuances                              --         39,000
Net loss attributable to common
   stockholders                   (4,988,000)    (4,988,000)
                                ---------------------------
Balance, December 31, 1999       (23,979,000)     2,568,000
Comprehensive loss:
   Net loss attributable to
   common stockholders            (1,188,000)    (1,188,000)        $(1,188,000)
   Unrealized loss on
   short-term investment                  --       (866,000)           (866,000)
                                                              -----------------
       Comprehensive loss                 --             --         $(2,054,000)
                                                              =================
Conversion of convertible debt
   to Preferred Stock                     --      1,500,000
Issuance of 27,900 shares
   of Common Stock from
   exercise of options                    --        162,000
                                ---------------------------
Balance, December 31, 2000       (25,167,000)     2,176,000
Comprehensive loss:
   Net loss attributable
   to common stockholders         (1,067,000)    (1,067,000)        $(1,067,000)
   Reverse valuation reserve
   on short-term investment               --        866,000             866,000
                                                              -----------------
       Comprehensive loss                 --             --         $  (201,000)
                                                              =================
Issuance of 100,000 shares of
   Common Stock in private
   placement                              --             --
Issuance of 10,000 shares of
   Common Stock from exercise
   of options                             --         34,000
Retirement of Treasury Stock              --             --
                                ---------------------------
Balance, December 31, 2001      $(26,234,000)   $ 2,009,000
                                ===========================

   The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSCEND SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------------------------
                                                                                          2001              2000             1999
                                                                                          ----              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common shareholders                                            $(1,067,000)    $(1,188,000)    $(4,988,000)
                                                                                ----------------------------------------------------
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                        1,180,000       1,972,000       5,155,000
     Loss related to discontinued operations                                                     --              --       1,452,000
     Loss (gain) on legal settlement                                                        576,000        (461,000)             --
     Gain on sale of assets                                                                (553,000)        (89,000)     (5,774,000)
     Preferred Stock dividends                                                              479,000         478,000         480,000
Changes in assets and liabilities:
     Short-term investment                                                                1,160,000              --              --
     Accounts receivable, net                                                               623,000       2,687,000       1,670,000
     Prepaid expenses                                                                        17,000         108,000         632,000
     Notes receivable and other assets                                                      359,000         317,000         116,000
     Accounts payable                                                                      (879,000)     (1,118,000)       (449,000)
     Accrued liabilities                                                                   (428,000)     (5,566,000)      2,321,000
                                                                                        -------------------------------------------
Total adjustments                                                                         2,534,000      (1,672,000)      5,603,000
                                                                                        -------------------------------------------
Net cash provided by (used in) continuing operations                                      1,467,000      (2,860,000)        615,000
Net cash provided by discontinued operations                                                     --              --         914,000
                                                                                        -------------------------------------------
Net cash provided by (used in) operating activities                                       1,467,000      (2,860,000)      1,529,000
                                                                                        -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                                  (663,000)       (994,000)     (3,593,000)
     Proceeds from disposition of assets                                                    553,000       4,700,000       7,378,000
                                                                                        -------------------------------------------
Net cash (used in) provided by investing activities                                        (110,000)      3,706,000       3,785,000
                                                                                        -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings from short-term debt                                                             --              --       1,500,000
     Repayments (borrowings) under line of credit agreement                                (614,000)        614,000      (2,740,000)
     Borrowings from long-term debt                                                              --              --         400,000
     Principal payments on long-term debt                                                        --      (5,526,000)       (100,000)
     Preferred Stock dividends                                                             (479,000)       (478,000)       (480,000)
     Proceeds from stock options and other issuances                                         34,000         162,000          44,000
                                                                                        -------------------------------------------
Net cash used in financing activities                                                    (1,059,000)     (5,228,000)     (1,376,000)
                                                                                        -------------------------------------------

Net change in cash and cash equivalents                                                     298,000      (4,382,000)      3,938,000
Cash and cash equivalents, at beginning of year                                               6,000       4,388,000         450,000
                                                                                        -------------------------------------------

Cash and cash equivalents, at end of year                                               $   304,000     $     6,000     $ 4,388,000
                                                                                        ===========================================

Supplemental cash flow information:
Cash paid for interest expense                                                          $    60,000     $   420,000     $   721,000
                                                                                        ===========================================

Noncash investing and financing activities:
       Receipt of secured promissory notes receivable for the issuance of
             Common Stock                                                               $   126,000     $        --     $        --
                                                                                        ===========================================
       Receipt of short-term investment in legal settlement                             $        --     $ 1,736,000     $        --
                                                                                        ===========================================
       Conversion of convertible notes payable to a related party to Series B
             Preferred Stock                                                            $        --     $ 1,500,000     $        --
                                                                                        ===========================================

   The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSCEND SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

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

SHORT-TERM INVESTMENT

     The Company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 mandates that a determination be made of the appropriate classification for debt and equity securities with readily determinable fair value at the time of purchase and a reevaluation of such designation as of each balance sheet date. The Company considered its short-term investment, which consisted of unregistered common stock of a publicly traded company acquired in a legal settlement effective March 31, 2000, as "available for sale". The cost basis of this short-term investment was approximately $1,736,000 and its fair market value was $870,000 as of December 31, 2000 resulting in an unrealized loss of $866,000 in 2000, which is presented as a reduction of stockholders' equity in the accompanying consolidated balance sheet as of that date. On April 2, 2001, the Company sold this short-term investment for approximately $1,160,000, net of commission expense of $10,000, resulting in a realized loss of approximately $576,000, which is presented as the loss on legal settlement in the accompanying consolidated statement of operations for the year ended December 31, 2001. The valuation reserve of $866,000 that was established for this short-term investment as of December 31, 2000 was reversed at the time of the sale resulting in a net increase in stockholders' equity of approximately $290,000 during 2001 due to this sale.

ACCOUNTS RECEIVABLE

     Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management's estimates and historical collection. The provisions for doubtful accounts were $28,000, $67,000 and $1,018,000 in 2001, 2000 and 1999, respectively. Charges for bad debts were $481,000, $244,000 and $608,000 in 2001, 2000 and 1999, respectively.

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

NOTES RECEIVABLE AND OTHER ASSETS

     Notes receivable relate to the sale of transcription services. Notes receivable were approximately $357,000 at December 31, 2000. These notes receivable and 7% accrued interest of approximately $43,000 thereon were collected when due during December 2001. Other assets consist of deposits for rented facilities in the approximate amounts of $47,000 and $49,000 at December 31, 2001 and 2000, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Prior to 2000, goodwill and other intangible assets were amortized over periods ranging from three to eighteen years. As a result of the sale of the Company's Co-Sourcing and CodeRemote business units in 2000 (see Note 11), the remaining net book value of such goodwill and other intangible assets were written-off as the goodwill related to entities that were sold.

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

FAIR VALUE OF DEBT

     In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", the fair value of short-term debt is estimated to approximate its carrying value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The estimated fair value of long-term debt at December 31, 2000 was equal to the carrying amount included in the accompanying consolidated balance sheet.

STOCK BASED COMPENSATION

     In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company measures stock-based compensation expense as the excess of the market price on date of grant over the amount of the grant. Since the Company grants all stock-based compensation at the market price on the date of grant, no compensation expense is recognized. As permitted, the Company has elected to adopt only the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation (see Note 9).

INCOME TAXES

     The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts and for operating loss and tax credit carry-forwards.

NET INCOME (LOSS) PER SHARE

     The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company's convertible debentures, convertible preferred stock, stock options and stock purchase warrants are potentially dilutive securities. All potentially dilutive securities were antidilutive and therefore are not included in diluted net loss per share calculations in 2001, 2000 and 1999.

COMPREHENSIVE LOSS

     The Company accounts for comprehensive loss under the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The Company has chosen to disclose comprehensive loss, which consists of an unrealized loss and a reversal of a valuation reserve on a short-term investment, in the consolidated statements of stockholders' equity.

CREDIT RISK

     The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company's risk of loss is limited due to the ability to terminate access on delinquent accounts. The carrying amount of the Company's receivables approximates their fair values.

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), regarding "Business Combinations" in June 2001, SFAS 142 regarding "Goodwill and Other Intangible Assets" in June 2001, SFAS 143 regarding "Accounting for Asset Retirement Obligations" in June 2001 and SFAS 144 regarding "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001 (collectively, the "Statements"). The provisions of the Statements became, or will become, effective at various times in 2001 through 2003 and were, or will be, considered and adopted, where and when applicable, by the Company at the appropriate time. None of the applicable Statements had an effect on the results of operations or financial position of the Company reported in the accompanying consolidated financial statements as a result of said adoption.

2. DISCONTINUED OPERATIONS

     The net loss from discontinued operations of $1,452,000 in 1999 relates to the operations of TCM and the Company's former subsidiaries, First Western Health Corporation and Veritas Health Management ("Tricare Ops"), which ceased operations as of April 30, 1993. The Company sold and reacquired TCM in 1998 and reported revenue of $783,000 and a net loss of $32,000 for TCM in 1999 before ceasing TCM's operations effective December 31, 1999. The net loss from Tricare Ops of $1,420,000 in 1999 represents the net costs for legal proceedings associated with the civil lawsuit filed by the Company against certain workers' compensation insurance carriers. This lawsuit was settled for approximately $1.2 million on December 30, 1999.

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

4. BORROWING ARRANGEMENTS

     Long-term debt of $614,000 as of December 31, 2000 represents borrowings under the Company's current line of credit described below. There were no borrowings under this line of credit as of December 31, 2001.

     In February 1999, the Company amended its credit facility agreement with Coast Business Credit ("Coast"), a division of Southern Pacific Thrift and Loan Association, to $10.0 million and extended the maturity date to May 31, 2001. The agreement provided the Company with a $9.7 million working capital facility and a $300,000 capital expenditure facility secured by substantially all of the Company's assets. On November 21, 2000, this credit facility was terminated and the then-current outstanding balance of approximately $1.8 million was paid in full with a portion of the proceeds from the sale of the Co-Sourcing and CodeRemote business units (see Note 11).

     On August 14, 2000, the Company entered into a bridge loan agreement with each of the Company's Chief Executive Officer and one of the Company's Directors to provide short-term capital to retire its convertible debentures, which matured on August 15, 2000. The unsecured loans totaled $1,600,000, bore interest at 10.75%, which approximated the Coast interest rate, and matured upon the earlier of November 15, 2000 or upon closing of the proposed sale of the Co-Sourcing and CodeRemote business units (see Note 11). The Company also obtained agreements with certain debenture holders to extend the maturity date of their debentures, which totaled $350,000, until the earlier of November 15, 2000 or upon the closing of the proposed sale of the Co-Sourcing and CodeRemote business units. These bridge loans and extended-maturity debentures were repaid and retired, respectively, on October 13, 2000 with a portion of the proceeds received from the sale of the Co-Sourcing and CodeRemote business units.

     On November 17, 2000, the Company signed a one-year promissory note due November 20, 2001 that established a $750,000 line of credit (the "LOC") with Bank of America, N.A. ("B of A"). Borrowings under this LOC bear interest at B of A's prime rate less one-half percent (4.25% at December 31, 2001). Repayment of such borrowings is personally guaranteed by the Company's Chief Executive Officer and one of its Directors (the "Guarantors"). The balance outstanding under this LOC was $614,000 at December 31, 2000. On January 31, 2001, the Company and the Guarantors increased the LOC to $1.5 million under the same terms and conditions as the original promissory note. On March 30, 2001, the Company and the Guarantors extended the due date of the LOC to March 31, 2002. There was no balance outstanding under this LOC at December 31, 2001 and the entire $1.5 million was available for borrowing at that date.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

     Future minimum annual rental obligations under operating leases as of December 31, 2001 are as follows:

               2002 ........................   $  274,000
               2003 ........................      251,000
               2004 ........................      256,000
               2005 ........................      269,000
               2006 ........................      275,000
               Thereafter ..................      210,000
                                            ---------------
                                               $1,535,000
                                            ===============

     Rental expense was $301,000, $398,000 and $665,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     On April 5, 2001, Our Lady of the Lakes Hospital, Inc. ("OLOL") filed a lawsuit against the Company. The lawsuit, styled "Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc." was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL has subsequently added Transcend's insurance carrier as defendants to the lawsuit.

     The Company intends to vigorously defend all claims made by OLOL. The lawsuit is in a very early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that their outcome may have on the Company's results of operations and financial condition. There can be no assurances that this litigation will not have a material adverse effect on the Company's results of operations and financial condition.

     On July 9, 2001, Provider HealthNet Services, Inc. ("PHNS") made a written demand for payment from Transcend in the amount of approximately $750,000. The demand was based on allegations that Transcend had breached certain representations and warranties contained in an Asset Purchase Agreement between PHNS and Transcend entered into on October 13, 2000. Thereafter, Transcend made a counter-demand against PHNS for payment of approximately $93,000 owed under that same Asset Purchase Agreement. The parties have subsequently submitted all disputes in this matter to binding arbitration, which was held on January 23 and 24, 2002. The results of this arbitration have not been finalized and it is not possible at this time to determine the outcome of this arbitration or the effect, if any, that the outcome may have on the Company's results of operations and financial condition. There can be no assurances that this litigation will not have a material adverse effect on the Company's results of operations and financial condition.

     On September 14, 2001, the Company filed a lawsuit against Palmer & Cay Consulting Group, Inc. ("P&C"), the Company's former insurance broker. The lawsuit, styled "Transcend Services, Inc. v. Palmer & Cay Consulting Group, Inc." was filed in the Superior Court of Fulton County, State of Georgia, Civil Action File No.: 2001-CV-42725. The lawsuit alleges that P&C negligently failed to advise Transcend of, or otherwise failed to make arrangements to cover, Transcend's potential liability for certain health care claims submitted by Transcend's employees. Transcend is seeking damages of $450,000, attorneys' fees and interest. The case is in the preliminary stages of discovery and it is not possible at this time to determine an outcome of the lawsuit or the effect, if any, that the outcome may have on the Company's results of operations and financial condition.

     The Company is party to various lawsuits encountered in the normal course of business and is involved in a dispute with the Internal Revenue Service regarding the timely payment of payroll taxes in prior years. The Company believes that it has meritorious defenses to the related claims and assertions, however, there can be no assurance that the Company will be successful in defending such claims and assertions.

6. RETIREMENT PLAN

     The Company maintains a 401(k) retirement plan that covers substantially all eligible employees. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. The Company matches employee contributions on a discretionary basis as determined by the Company's Board of Directors. There have been no Company matching contributions for 2001, 2000 and 1999.

7. TRANSACTIONS WITH RELATED PARTIES

     On March 23, 1999, the Company sold unregistered shares of its common stock to certain executive officers at market value of $620,000. In connection with the sale, the executive officers issued promissory notes payable to the Company. In December 1999, the Company exchanged the promissory notes for the unregistered shares, which are held in Treasury at December 31, 2000 and 1999. These shares held in Treasury were retired in 2001.

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

     On December 28, 2001, the Company sold 100,000 shares of its unregistered common stock to certain Company officers at market value of $126,000 as determined by the closing sales price reported on the Nasdaq SmallCap Market System on that date. As consideration for the sale, the officers issued interest-bearing, secured promissory notes payable to the Company with a maturity date of January 15, 2003.

8. STOCKHOLDERS' EQUITY

     The Company has authorized 6,000,000 shares of common stock at $.05 par value, and 21,000,000 shares of preferred stock, at $.01 par value.

     On November 14, 1997, the Company raised approximately $5.3 million in cash through a private placement of 212,800 shares of newly issued Series A Convertible Preferred Stock (the "Series A Preferred Stock"). The Series A Preferred Stock has a $.01 par value, $25.00 stated value, and a dividend of 9% payable quarterly. The shares of Series A Preferred Stock are convertible into shares of common stock at any time at the option of the holder at a conversion price of $16.875 per share. Under certain circumstances the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at 100% of its stated value together with all accrued and unpaid dividends to the redemption date.

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

9. STOCK OPTIONS AND WARRANTS

     The Company has established two stock option plans for its employees and Directors. The plans provide for the issuance of incentive stock options and non-statutory options. Under this plan, options are granted for the Company's common stock at the approximate fair value, as defined in the option agreement.

The following is a summary of stock option transactions:



                                                                                                          WEIGHTED
                                                                                                          AVERAGE
                                                                                 AVERAGE PRICE             PRICE
                                                             OPTIONS               PER SHARE             PER SHARE
                                                             -------               ---------             ---------
Options outstanding at December 31, 1998                      302,000         $0.25 to $56.25              $14.80
Granted                                                       278,000         $1.72 to $11.88               $3.14
Forfeited                                                   (239,000)         $0.25 to $27.50              $12.71
Exercised                                                         --                 --                       $--
                                                         -----------------
Options outstanding at December 31, 1999                      341,000         $0.25 to $56.25               $7.95
Granted                                                       180,000          $1.34 to $3.50               $2.32
Forfeited                                                   (138,000)         $0.25 to $56.25              $10.78
Exercised                                                    (28,000)          $2.63 to $3.00               $3.00
                                                         -----------------
Options outstanding at December 31, 2000                      355,000         $1.34 to $27.50               $3.55
Granted                                                       162,000          $1.10 to $2.50               $1.63
Forfeited                                                    (99,000)         $1.34 to $27.50               $4.65
Exercised                                                    (10,000)             $1.72                     $1.72
                                                         -----------------
Options outstanding at December 31, 2001                      408,000         $1.10 to $18.13               $2.56
                                                         =================

Options eligible for exercise at December 31, 2001            176,000
                                                         =================

       At December 31, 2001 there were a total of 350,000 common stock options available to be granted under the plans.

       The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company's common stock granted during 2001, 2000 and 1999 to employees and Directors of the Company using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                                                2001                   2000                   1999
---------------------------------------------------------------------------------------------------------------------------
          Risk-free interest rate                                4.25%               5.65% - 6.65%          4.84% - 6.07%
          Expected dividend yield                               --                     --                          --
          Expected life                                      Four years              Four years            Four years
          Expected volatility                                      63%                 88%                    93%

       The total fair value of the options granted during the years ended December 31, 2001, 2000 and 1999 was computed to be approximately $128,000, $124,000 and $295,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's reported pro forma net loss for the years ended December 31, 2001, 2000 and 1999 would have been as follows:



                                                                                    2001               2000               1999
                                                                                    ----               ----               ----
Net loss attributable to common stockholders:
     As reported                                                                ($1,067,000)       ($1,188,000)      ($4,988,000)
     Pro forma                                                                  ($1,184,000)       ($1,662,000)       (5,528,000)
Basic and diluted net loss per share attributable to common stockholders:
     As reported                                                                     ($0.24)            ($0.27)           ($1.14)
     Pro forma                                                                       ($0.27)            ($0.38)           ($1.26)

       The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar price and grant date:


                                                        Options Outstanding                           Options Exercisable
                                                        -------------------                           -------------------
                                          Outstanding          Average           Weighted         Exercisable         Weighted
                        Actual                at              Remaining          Average               at             Average
                       Range of          December 31,        Contractual         Exercise         December 31,        Exercise
                    Exercise Price           2001                Life             Price               2001             Price
---------------------------------------------------------------------------------------------------------------------------------
                       $1.10 - $1.50         147,000          9.4 years            $1.28              17,000           $1.34
                       $1.51 - $2.00         127,000          8.8 years            $1.74              87,000           $1.72
                       $2.01 - $5.00         110,000          8.5 years            $2.77              53,000           $2.77
                      $5.01 - $18.13          25,000          6.8 years           $13.34              19,000          $14.13
                                      --------------------                                     -------------------
                      $1.10 - $18.13         408,000          8.6 years            $2.56             176,000           $3.35
                                      ====================                                     ===================

10. INCOME TAXES

     For the years ended December 31, 2001, 2000 and 1999, the Company generated a net loss for income tax purposes; therefore, no income tax provision has been recorded. The Company reported an income tax benefit of $116,000 in 2001 due to the elimination of deferred income tax liabilities of $121,000 established in prior years that are no longer required, offset slightly by state income taxes of $5,000.

     The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, were as follows:

                                                                             2001               2000
                                                                             ----               ----
Deferred tax liabilities:
Equipment and leasehold ..............................................            $--        $(30,000)
Intangibles assets ...................................................             --         (10,000)
Exercise of stock options ............................................      (358,000)        (358,000)
                                                                       ---------------------------------
                                                                            (358,000)        (398,000)

Deferred tax assets:
Net operating loss carry-forwards ....................................     8,366,000        7,962,000
Cash-basis deferral ..................................................        24,000           24,000
Accrued liabilities ..................................................        15,000          139,000
Valuation allowance ..................................................    (8,047,000)      (7,848,000)
                                                                       ---------------------------------
Net deferred tax (liabilities) .......................................         $--          $(121,000)
                                                                       =================================

     At December 31, 2001, the Company had net operating loss carry-forwards of approximately $21,450,000 that may be used to reduce future income taxes. If not utilized these carry-forwards will begin to expire in 2009. The Company has established a valuation allowance of $8,047,000 and $7,848,000 at December 31, 2001 and 2000, respectively, due to the uncertainty regarding the realizability of certain deferred tax assets, including its net operating loss carry-forwards.



Reconciliation of Tax Rates:                                              2001        2000         1999
                                                                          ----        ----         ----
Federal ..............................................................      34%         34%           34%
State ................................................................       5%          5%            5%
Net operating loss carry-forwards ....................................       0%          0%            0%
Valuation allowance ..................................................     (55%)       (39%)         (39%)
                                                                       -----------------------------------
Effective tax rate.                                                       (16%)          0%            0%
                                                                       ===================================

11. ACQUISITIONS AND DIVESTITURES

     On March 16, 1998 Transcend sold the net assets of Transcend Case Management, Inc., its wholly owned subsidiary, to TCM Services, Inc., a wholly owned subsidiary of CORE, Inc. ("CORE"). On December 23, 1998 the Company reacquired TCM from CORE and filed an arbitration claim against CORE after learning of CORE's intent to discontinue the business. The reacquisition of TCM was accounted for under the purchase method of accounting. On February 8, 2000, an arbitrator ruled that CORE had breached its purchase contract with Transcend and awarded approximately $1.7 million, plus attorney's fees and arbitration costs, to Transcend. On March 31, 2000, CORE issued 248,703 shares of its unregistered common stock to Transcend in full and complete settlement of the arbitrator's award to Transcend. The Company reported a $461,000 gain on this legal settlement in 2000 and a $576,000 loss on the sale of the CORE stock in 2001. The Company ceased TCM's operations effective December 31, 1999 (see

Note 2).

     In December 1999, the Company sold the net assets of its Utah and Northeast-based medical transcription services operations and certain contracts for an aggregate purchase price of approximately $7.7 million, consisting of $7.3 million in cash, and the remainder in promissory notes paid in December 2001. In addition, the Company received a one-time earn-out payment of $553,000 in December 2001 related to these sold operations and contracts, which is presented as a gain on sale of assets in the accompanying consolidated statements of operations.

     On October 13, 2000, the Company completed the sale of its Co-Sourcing and CodeRemote business units (the "Businesses") to Provider HealthNet Services, Inc. ("PHNS") pursuant to an Asset Purchase Agreement (the "Agreement") with PHNS. Transcend received approximately $4.7 million in cash with the potential to receive additional consideration payable over the subsequent five years. The amount of future consideration, if any, will be based on a fixed percentage of certain defined future revenue recognized by PHNS from the Businesses. The Company reported an $89,000 gain on the disposition in 2000. The Company did not recognize additional consideration of approximately $93,000 due from PHNS in 2001 pending a favorable resolution of an unrelated dispute with PHNS. See Note 5.

     The following unaudited pro forma financial information presents consolidated revenue and gross profit for the continuing operations in 2000 and 1999 as if the dispositions had taken place on January 1, 1999. Management evaluated the performance of its transcription operations and certain business segments, including Co-Sourcing and CodeRemote, on the basis of revenue and gross profit. Since many of the assets and operating expenses of these sold operations and segments are not separately identifiable, these divestitures are not reported as discontinued operations. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been if the disposition had been effective on January 1, 1999.

              (in 000's, except for per share data)      2000       1999
                                                         ----       ----
              Revenue                                   $15,921    $17,642
              Gross Profit                              $ 3,544    $ 2,158

12.  Segment Information

     The Company's reportable segments are strategic business units that offer different services and products. The Company operated in four segments (hospital medical records management, remote coding of medical records, medical transcription and coding software) during 1999 and for the ten-month and thirteen-day period ended October 13, 2000 and in two segments for the remainder of 2000 and 2001 (medical transcription and coding software). These four segments are referred to by the Company as Co-Sourcing, CodeRemote, Transcription Services and Cascade, respectively. In 1999 and 2000 the Company evaluated the performance of Co-Sourcing, CodeRemote and Transcription Services based on revenue and gross profit and Cascade based on revenue, gross profit and operating income. In 2001 Transcription Services and Cascade are each evaluated based on revenue, gross profit and operating income. In 1999 the revenue and gross profit derived from transcription services performed for Co-Sourcing customers was reclassified from Co-Sourcing to Transcription Services for the purpose of evaluating the performance of the transcription business. Since many of the assets and operating expenses of these segments are not separately identifiable, management believes that allocating such shared assets and expenses in not only impractical, but also meaningless.

                               (in 000's)                   2001          2000           1999
                 Revenue:
                    Transcription Services                $11,817       $13,666        $24,085
                    Cascade                                 1,968         2,255          2,234
                    Co-Sourcing                               N/A         9,678         22,868
                    CodeRemote                                N/A           663            328
                                                     ------------------------------------------
                         Total revenue                    $13,785       $26,262        $49,515
                                                     ==========================================

                 Gross profit:
                    Transcription Services                $ 2,939       $ 2,128        $   599
                    Cascade                                 1,001         1,416          1,431
                    Co-Sourcing                               N/A         1,179          1,377
                    CodeRemote                                N/A            54              0
                                                     ------------------------------------------
                         Total gross profit               $ 3,940       $ 4,777        $ 3,407
                                                     ==========================================

                 Operating loss:
                    Transcription Services                  ($214)          N/A            N/A
                    Cascade                                  (449)        ($477)         ($600)
                                                     --------------============================
                         Total operating loss               ($663)
                                                     =============

     13.  Selected Quarterly Financial Data (unaudited)

                                                                      First Quarter  Second Quarter   Third Quarter  Fourth Quarter
2001
Revenue                                                                  $3,559,000     $ 3,263,000      $3,425,000     $ 3,538,000
Gross profit                                                             $1,186,000     $   810,000      $  899,000     $ 1,044,000
Net income (loss) attributable to common shareholders (2)                $   69,000     $(1,016,000)     $ (122,000)    $     2,000
Basic and diluted net income (loss) per share attributable to common     $     0.02     $     (0.23)     $    (0.03)    $      0.00
stockholders

2000
Revenue (1)                                                              $8,127,000     $ 8,127,000      $6,235,000     $ 3,773,000
Gross profit                                                             $1,457,000     $ 1,726,000      $1,211,000     $   383,000
Net income (loss) attributable to common shareholders (2)                $   79,000     $     4,000      $  (40,000)    $(1,231,000)
Basic and diluted net income (loss) per share attributable to common     $     0.02     $      0.00      $    (0.01)    $     (0.29)
stockholders

(1) The decrease in revenue in the third quarter of 2000 is primarily attributable to the Company terminating certain unprofitable and marginally profitable Co-Sourcing contracts. The decrease in revenue in the fourth quarter of 2000 is primarily attributable to the loss of revenue from the sale of the Co-Sourcing and CodeRemote business units during October 2000 (see Note 11).
(2)  The following unusual items are included in the determination of net income
     (loss) attributable to common stockholders: (a) (loss) gain on legal settlement of $272,000 in the first quarter of 2000, $231,000 in the third quarter of 2000, $(42,000) in the fourth quarter of 2000 and $(576,000) in the second quarter of 2001, all primarily related to TCM (see Note 11); (b) gain on sale of assets of $89,000 in the fourth quarter of 2000 related to the sale of the Co-Sourcing and CodeRemote business units in October 2000 (see Note 11); (c) income tax benefit of $121,000 in the first quarter of 2001 due to the elimination of deferred tax liabilities established in prior years that are no longer required (see Note 10); and (d) gain on sale of assets of $200,000 and $353,000 in the third and fourth quarters of 2001, respectively, related to an earn-out payment from the sale of certain medical transcription services operations and certain contracts in 1999 (see Note 11).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 6, 2001, the Audit Committee of the Company's Board of Directors dismissed Arthur Andersen LLP ("AA") and appointed Miller Ray & Houser LLP ("MR&H") as the Company's independent auditors for the year ended December 31, 2001. AA's report on the Company's consolidated financial statements for the years ended December 31, 2000 and 1999 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and AA on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure at any time. AA confirmed the Company's representations in a letter to the Securities and Exchange Commission filed with the Company's Current Report on Form 8-K dated September 6, 2001 regarding the change in the Company's certifying accountant.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 2002 Annual Meeting of Stockholders to be held May 7, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 2002 Annual Meeting of Stockholders to be held May 7, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 2002 Annual Meeting of Stockholders to be held May 7, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The disclosures required herein are incorporated by reference from the Company's proxy statement to be filed in connection with the 2002 Annual Meeting of Stockholders to be held May 7, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Annual Report for Transcend Services, Inc.:

     1. Financial Statements

     The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Public Accountants listed below are included in Item 8.

     Reports of Independent Public Accountants.

     Consolidated Balance Sheets as of December 31, 2001 and 2000

     Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

     Financial Statement Schedules are not required

     (b) Reports on Form 8-K.

     The Company did not file any reports of Form 8-K during the quarter ended December 31, 2001.

(c). Exhibits.
     --------

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (i) a Registration Statement on Form S-3 under the Securities Act of 1933 for the Company, Registration No. 333-19177, filed on January 2, 1997 (referred to as "S-3"); (ii) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-37685, filed on November 8, 1990 (referred to as "1990 S-8"); (iii) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-57072, filed on January 15, 1993 (referred to as "1993 S-8"); (iv) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 333-16213, filed on November 15, 1996 (referred to as "1996 S-8"); (v) the Company's Annual Report on form 10-K for the year ended May 31, 1993 (referred to as "1993 10-K"); (vi) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (referred to as "6/30/95 10-Q"); (vii) Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (referred to as "9/30/96

10-Q/A No. 1"); (viii) the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (referred to as 12/31/98 10-K); (ix) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (referred to as 3/31/98 10-Q); (x) the Company's Current Report on Form 8-K relating to an event which occurred April 28, 1998 (referred to as 4/28/98 8-K); (xi) the Company's Current Report on Form 8-K/A relating to an event which occurred December 23, 1998 (referred to as 12/23/98 8-K/A); (xii) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (referred to as "3/31/97" 10-Q"); (xiii) the Company's Current Report on Form 8-K filed December 27, 1999 (referred to as "12/27/99 8-K"); (xiv) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (referred to as "6/30/00 10-Q);
(xv) the Company's Current Report on Form 8-K filed October 30, 2000 (referred to as "10/30/00 8-K"); (xvi) the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (referred to as "2000 10-K"); or (xvii) the Company's Current Report on Form 8-K filed on September 6, 2001 (referred to as "9/6/01 8-K").

EXHIBIT
NO.         DESCRIPTION
---         ------------

   *2.1  -  Merger Agreement dated April 16, 1997 for acquisition of DocuMedX
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
            TCM Services, Inc. (12/23/98 8-K/A, Exhibit 2(a))

   *2.5  -  Asset Purchase Agreement dated December 9, 1999 with Medquist
            Transcriptions, Ltd. for the sale of net assets and contracts of Transcend Services, Inc. (12/27/99 8-K, Exhibit 2(a))

   *2.6  -  Asset Purchase Agreement dated December 16, 1999 with Medquist
            Transcriptions, Ltd. for the sale of net assets and contracts of Transcend Services, Inc. (12/27/99 8-K, Exhibit 2(d))

   *2.7  -  Asset Purchase Agreement dated October 13, 2000 with Provider
            HealthNet Services, Inc. (10/30/00 8-K, Exhibit 2.7)

 *3.1.1  -  Certificate of Incorporation (6/30/95 10-Q, Exhibit 3)

 *3.1.2  -  Certificate of Designation of Series A Convertible Preferred Stock
            (12/31/98 10-K)

 *3.1.3  -  Certificate of Designation of Series B Convertible Preferred Stock
            (2000 10-K)

 *3.1.4  -  Certificate of Amendment of the Certificate of Incorporation (2000
            10-K)

   *3.2  -  Bylaws (as restated) (1993 10-K, Exhibit 3(a))

   *4.1  -  1990 Employee Stock Purchase Plan (1990 S-8, Exhibit 4)

   *4.2  -  1992 Stock Option Plan, as amended (1993 S-8, Exhibit 4(a))

   *4.3  -  1992 Stock Option Plan, as Amended and Restated (1996 S-8, Exhibit
            4.1)

   *4.9  -  Warrant to Purchase Common Stock Granted to Silicon Valley Bank
            (9/30/96 10-Q/A No. 1, Exhibit 4.4)

   4.10  -  Silicon Valley Bank Antidilution Agreement (9/30/96 10-Q/A No. 1,
            Exhibit 4.5)

  *4.11  -  Silicon Valley Registration Rights Agreement (9/30/96 10-Q/ No. 1,
            Exhibit 4.6)

  *4.12  -  DVI Financial Services Inc. Loan and Security Agreement (3/31/98
            10- Q, Exhibit 10.14.1))

  *4.13  -  Promissory Note between the Company and Walter S. Huff, Jr.
            (6/30/00 10-Q, Exhibit 4.13)

EXHIBIT
NO.         DESCRIPTION
---         ------------

  *4.14  -  Promissory Note between the Company and Larry G. Gerdes (6/30/00
            10-Q, Exhibit 4.14)

   4.15  -  2001 Stock Option Plan

  *10.3  -  Form of Incentive Stock Option Agreement under 1992 Stock Option
            Plan, as Amended and Restated (1996 S-8, Exhibit 4.2)

  *10.9  -  Form of indemnification agreement (1993 10-K, Exhibit 10(a))

 *10.10  -  Letter Agreement dated December 5, 1996 by and between the Company and VHA, Inc. (S-3, Exhibit 10.1)

 *10.11  -  Services Agreement dated December 5, 1996 by and between the
            Company and VHA, Inc. (S-3, Exhibit 10.2)

  *16.1  -  Letter from Arthur Andersen re: Change in Certifying Accountant
            (9/6/01 8-K)

  *21.1  -  Subsidiaries of the Registrant

   23.1  -  Consent of Miller Ray & Houser LLP

   23.2  -  Consent of Arthur Andersen LLP

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Transcend Service, Inc.



                                By:      /s/ Larry G. Gerdes
                                    ---------------------------
                                    Larry G. Gerdes
                                    President, Chief Executive Officer,
                                    Chief Financial Officer and
                                    Chief Accounting Officer
                                    (Principal Executive, Financial
                                    and Accounting Officer)

Dated: February 28, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                                                                Date
---------                      -----                                                                ----
/s/ Larry G. Gerdes            Director, President, Chief Executive Officer,                 February 28, 2002
--------------------
Larry G. Gerdes                Chief Financial Officer and Chief Accounting Officer
                               (Principal Executive, Financial and Accounting Officer)



/s/ Joseph P. Clayton          Director                                                      February 28, 2002
---------------------
Joseph P. Clayton



/s/ Walter S. Huff, Jr.        Director                                                      February 28, 2002
-----------------------
Walter S. Huff, Jr.



/s/ Charles E. Thoele          Director                                                      February 28, 2002
---------------------
Charles E. Thoele