Form 10-Q
period 2002-03-31
TRANSCEND SERVICES INC
filed 2002-05-14
CIK 858452

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________to

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

         Indicate the number of shares outstanding of the Registrant's common stock as of the latest practicable date.

            Class                                  Outstanding at May 3, 2001
            -----                                  --------------------------
         Common Stock, $.05 par value                     4,513,143 Shares


================================================================================

                                      INDEX

                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART  I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

              Consolidated Balance Sheets as of
              March 31, 2002 and December 31, 2001 ............................................       3

              Consolidated Statements of Operations for the
              Three Months Ended March 31, 2002 and 2001 ......................................       4

              Consolidated Statements of Cash Flows for the
              Three Months Ended March 31, 2002 and 2001 ......................................       5

              Notes to Consolidated Financial Statements ......................................       6

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations ...................................       8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk .........................      11

PART II.   OTHER INFORMATION ..................................................................      11

Item 1.    Legal Proceedings ..................................................................      11

Item 6.    Exhibits and Reports on Form 8-K ...................................................      12

SIGNATURES ....................................................................................      13

PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements

                            TRANSCEND SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                         March 31, 2002     December 31, 2001
                                                                                        ----------------    ------------------
                                     ASSETS
                                     -------

Current assets:
Cash and cash equivalents                                                                   $     13,000         $     304,000
Accounts receivable, net of allowance for doubtful accounts of $82,000 at
  March 31, 2002 and $89,000 at December 31, 2001                                              1,370,000             1,351,000
Prepaid expenses and other current assets                                                        233,000               148,000
                                                                                        ----------------    ------------------
Total current assets                                                                           1,616,000             1,803,000
                                                                                        ----------------    ------------------

Property and equipment:
  Computer equipment                                                                           1,672,000             3,346,000
  Software development                                                                         1,899,000             1,787,000
  Furniture and fixtures                                                                         123,000               275,000
                                                                                        ----------------    ------------------
     Property and equipment                                                                    3,694,000             5,408,000
  Accumulated depreciation                                                                    (2,048,000)           (3,667,000)
                                                                                        ----------------    ------------------
     Property and equipment, net                                                               1,646,000             1,741,000
                                                                                        ----------------    ------------------
Other assets                                                                                      53,000                47,000
                                                                                        ----------------    ------------------
Total assets                                                                                $  3,315,000         $   3,591,000
                                                                                        ================    ==================
                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
Accounts payable                                                                            $    147,000         $     180,000
Accrued compensation and benefits                                                                359,000               350,000
Other accrued liabilities                                                                      1,029,000             1,052,000
                                                                                        ----------------    ------------------
Total current liabilities                                                                      1,535,000             1,582,000
                                                                                        ----------------    ------------------

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized:
  Series A convertible preferred stock; 212,800 shares issued and outstanding at
     March 31, 2002 and December 31, 2001                                                          2,000                 2,000
  Series B convertible preferred stock; 60,000 shares issued and outstanding at
     March 31, 2002 and December 31, 2001                                                          1,000                 1,000
Common Stock, $.05 par value; 6,000,000 shares authorized, 4,513,143 shares
  issued and outstanding at March 31, 2002  and  December 31, 2001                               225,000               225,000
Additional paid-in capital                                                                    28,141,000            28,141,000
Subscription receivable for the purchase of 100,000 shares of common stock                      (126,000)             (126,000)
Accumulated deficit                                                                          (26,463,000)          (26,234,000)
                                                                                        ----------------    ------------------
   Total stockholders' equity                                                                  1,780,000             2,009,000
                                                                                        ----------------    ------------------
Total liabilities and stockholders' equity                                                  $  3,315,000         $   3,591,000
                                                                                        ================    ==================

-----------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these consolidated balance sheets.

                            TRANSCEND SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                    ---------------------------------------------
                                                                            2002                          2001
                                                                    -----------------            -----------------
Revenue:
  Transcription Services                                                   $2,913,000                   $2,901,000
  Cascade Software                                                            345,000                      658,000
                                                                    -----------------            -----------------
    Total revenue                                                           3,258,000                    3,559,000
                                                                    -----------------            -----------------

Direct costs:
  Transcription Services                                                    2,130,000                    2,139,000
  Cascade Software                                                            228,000                      234,000
                                                                    -----------------            -----------------
    Total direct costs                                                      2,358,000                    2,373,000
                                                                    -----------------            -----------------

Gross profit:
  Transcription Services                                                      783,000                      762,000
  Cascade Software                                                            117,000                      424,000
                                                                    -----------------            -----------------
    Total gross profit                                                        900,000                    1,186,000
                                                                    -----------------            -----------------

Operating expenses:
  Sales and marketing                                                         149,000                      232,000
  Research and development                                                    151,000                      210,000
  General and administrative                                                  708,000                      654,000
                                                                    -----------------            -----------------
     Total operating expenses                                               1,008,000                    1,096,000
                                                                    -----------------            -----------------

Operating income (loss)                                                      (108,000)                      90,000

Interest expense, net                                                          (1,000)                     (23,000)
                                                                    -----------------            -----------------

Income (loss) before income tax benefit                                      (109,000)                      67,000
Income tax benefit                                                                  0                      121,000
                                                                    -----------------            -----------------
Net income (loss)                                                            (109,000)                     188,000

Dividends on preferred stock                                                 (120,000)                    (119,000)
                                                                    -----------------            -----------------
Net income (loss) attributable to common stockholders                      $ (229,000)                  $   69,000
                                                                    =================            =================

Basic income (loss) per share:
  Net income (loss) attributable to common stockholders                    $    (0.05)                  $     0.02
                                                                    =================            =================

  Weighted average shares outstanding                                       4,513,000                    4,383,000
                                                                    =================            =================

Diluted income (loss) per share:
  Net income (loss) attributable to common stockholders                    $    (0.05)                  $     0.02
                                                                    =================            =================

  Weighted average shares outstanding                                       4,513,000                    4,433,000
                                                                    =================            =================

------------------------------------------------------------------------------------------------------------------

  The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSCEND SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended March 31,
                                                                                          ---------------------------------
                                                                                               2002               2001
                                                                                          --------------     --------------
Cash flows from operating activities:
Net income (loss) attributable to common stockholders                                          $(229,000)        $   69,000
                                                                                          --------------     --------------
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                                  254,000            292,000
  Preferred stock dividends                                                                      120,000            119,000
  Changes in assets and liabilities:
     Accounts receivable, net                                                                    (19,000)            46,000
     Prepaid expenses                                                                            (85,000)           139,000
     Other assets                                                                                 (6,000)            (2,000)
     Accounts payable                                                                            (33,000)          (821,000)
     Accrued liabilities                                                                         (14,000)          (556,000)
                                                                                          --------------     --------------
        Total adjustments                                                                        217,000           (783,000)
                                                                                          --------------     --------------

Net cash used in operating activities                                                            (12,000)          (714,000)
                                                                                          ----------------   --------------

Cash flows from investing activities:
Capital expenditures                                                                            (159,000)           (44,000)
                                                                                          --------------     --------------
Net cash used in investing activities                                                           (159,000)           (44,000)
                                                                                          --------------     --------------

Cash flows before financing activities                                                          (171,000)          (758,000)
                                                                                          --------------     --------------

Cash flows from financing activities:
  Borrowings under line of credit agreement                                                            0            886,000
  Preferred stock dividends                                                                     (120,000)          (119,000)
  Proceeds from the exercise of stock options                                                          0             17,000
                                                                                          --------------     --------------
Net cash provided by (used in) financing activities                                             (120,000)           784,000
                                                                                          --------------     --------------

Net increase (decrease) in cash and cash equivalents                                            (291,000)            26,000
Cash and cash equivalents, at beginning of period                                                304,000              6,000
                                                                                          --------------     --------------

Cash and cash equivalents, at end of period                                                    $  13,000         $   32,000
                                                                                          ==============     ==============

Supplemental cash flow information:

Cash paid for interest expense                                                                 $   1,000         $   23,000
                                                                                          ==============     ==============

Non-cash investing and financing activities -
  Unrealized gain on short-term investment                                                                       $  307,000
                                                                                                             ==============


  The accompanying notes are an integral part of these consolidated financial statements.

                            TRANSCEND SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2002 and 2001
                                   (Unaudited)

(1) The accompanying consolidated financial statements are unaudited and have been prepared by the management of Transcend Services, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for the fair presentation of the consolidated financial position, results of operations and cash flows, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2001. Footnote disclosure that substantially duplicates the disclosure contained in that document has been omitted.

(2) During the first quarter of 2002, the Company wrote-off fully depreciated computer equipment of $1,710,000 and furniture and fixtures of $162,000 that were no longer in productive use.

(3) The unrealized gain on short-term investment of $307,000 presented as supplemental cash flow information in the accompanying consolidated statements of cash flows for the first quarter of 2001 relates to a short-term investment that was not available-for-sale at March 31, 2001 due to resale restrictions until April 1, 2001. The total unrealized loss on this short-term investment reflected as a reduction in stockholders' equity in the Company's consolidated balance sheet as of March 31, 2001 was $559,000. On April 2, 2001, the Company sold this short-term investment in the open market for approximately $1,164,000, net of commission expense of $10,000, resulting in a realized loss of approximately $572,000. This sale transaction was recorded in the second quarter of 2001 as a $572,000 charge to that period's operating results and a $13,000 reduction in stockholders' equity as of that period-end. The proceeds from this sale were used to reduce borrowings under the Company's line of credit during the second quarter of 2001.

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

(5) The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities, which consists entirely of employee stock options for the three months ended March 31, 2001. All potentially dilutive securities were antidilutive and therefore are not included in the diluted net loss per share calculation for the three months ended March 31, 2002.

(6) The Company accounts for comprehensive income (loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income. The Company's comprehensive income is presented below for the periods indicated:

                                                                   For the three months ended March 31,
                                                                   ------------------------------------
                                                                        2002                  2001
                                                                        ----                  ----
       Net income (loss) attributable to common stockholders         $(229,000)            $  69,000
       Unrealized gain on short-term investment                              0               307,000
                                                                   -----------             ---------
       Comprehensive income (loss)                                   $(229,000)            $ 376,000
                                                                   ===========             =========


(7) On March 25, 2002, the Company extended the due date of its $1.5 million line of credit to March 31, 2003. Repayment of borrowings, if any, under this line of credit are personally guaranteed by the Company's Chief Executive Officer and one of its Directors.

(8) The Company's reportable segments are strategic business units that offer different services and products. The Company operates in two segments: (1) Transcription Services; and (2) Cascade Software. Management evaluates these segments on the basis of revenue, gross profit and operating income. The revenue and gross profit for each segment are presented in the accompanying consolidated statements of operations for the three months ended March 31, 2002 and 2001. The operating income (loss) for Transcription Services and Cascade Software were $25,000 and $(133,000), respectively, for the three months ended March 31, 2002 and $9,000 and $81,000, respectively, for the three months ended March 31, 2001.

(9) On April 5, 2001, Our Lady of the Lakes Hospital, Inc. ("OLOL") filed a lawsuit against the Company. The lawsuit, styled "Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc." was filed in the 19/th/ Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL has subsequently added Transcend's insurance carrier as defendants to the lawsuit.

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

On July 9, 2001, Provider HealthNet Services, Inc. ("PHNS") made a written demand for payment from Transcend in the amount of approximately $750,000. The demand was based on allegations that Transcend had breached certain representations and warranties contained in an Asset Purchase Agreement between PHNS and Transcend entered into on October 13, 2000. Thereafter, Transcend made a counter-demand against PHNS for payment of approximately $93,000 owed under that same Asset Purchase Agreement. The parties subsequently submitted all disputes in this matter to binding arbitration, which was held on January 23 and 24, 2002. On March 11, 2002, the Final Order of the Arbitrator awarded a net settlement in the amount of approximately $13,000 to PHNS, pending an appeal to the Arbitrator by Transcend for a credit of approximately $7,000 for interest income due to Transcend from PHNS.

On September 14, 2001, the Company filed a lawsuit against Palmer & Cay Consulting Group, Inc. ("P&C"), the Company's former insurance broker. The lawsuit, styled "Transcend Services, Inc. v. Palmer & Cay Consulting Group, Inc." was filed in the Superior Court of Fulton County, State of Georgia, Civil Action File No.: 2001-CV-42725. The lawsuit alleged that P&C negligently failed to advise Transcend of, or otherwise failed to make arrangements to cover, Transcend's potential liability for certain health care claims submitted by Transcend's employees. Transcend sought damages of $450,000, attorneys' fees and interest. On April 10, 2002, Transcend filed a voluntary dismissal of the lawsuit in the Superior Court of Fulton County.

The Company is party to various lawsuits encountered in the normal course of business and is involved in a dispute with the Internal Revenue Service regarding the timely payment of payroll taxes in prior years. The Company believes that it has meritorious defenses to the related claims and assertions; however, there can be no assurance that the Company will be successful in defending such claims and assertions.

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

Overview

Transcend Services, Inc. (the "Company" or "Transcend") provides medical transcription services and coding and abstracting software to the healthcare industry. Powered by its web-based voice and data distribution technology, the Company's home-based medical transcription professionals in its Transcription Services business unit ("Transcription Services") document patient care by converting physicians' voice recordings into electronic medical record documents. The Company's subsidiary, Cascade Health Information Software, Inc. ("Cascade"), provides state-of-the-art software for the coding and abstracting of patient medical records.

Results of Operations

The revenue, direct costs and gross profit of Transcription Services and Cascade are presented in the accompanying consolidated statements of operations for the three months ended March 31, 2002 and 2001. In addition certain information is presented below to facilitate the following discussion and analysis:

              --------------------------------------------------------------------------------------------
                   In Thousands, except for %'s                  Three Months Ended March 31,
              --------------------------------------------------------------------------------------------
                                                                               % of Revenue
              --------------------------------------------------------------------------------------------
                                                           2002       2001      2002      2001    % Change
              --------------------------------------------------------------------------------------------
              Transcription Services revenue              $2,913     $2,901     N/A       N/A        0%
              --------------------------------------------------------------------------------------------
              Cascade revenue                             $  345     $  658     N/A       N/A      -48%
              --------------------------------------------------------------------------------------------
              Transcription Services gross profit         $  783     $  762      27%       26%       3%
              --------------------------------------------------------------------------------------------
              Cascade gross profit                        $  117     $  424      34%       64%     -72%
              --------------------------------------------------------------------------------------------
              Sales and marketing expenses                $  149     $  232       5%        7%     -36%
              --------------------------------------------------------------------------------------------
              Research and development expenses           $  151     $  210       5%        6%     -28%
              --------------------------------------------------------------------------------------------
              General and administrative expenses         $  708     $  654      22%       18%       8%
              --------------------------------------------------------------------------------------------
              Operating income (loss)                     $(108)     $   90      -3%        3%    -220%
              --------------------------------------------------------------------------------------------

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Consolidated revenue decreased by $301,000, or 8%, to $3.3 million for the three months ended March 31, 2002 when compared to consolidated revenue of $3.6 million for the three months ended March 31, 2001. Substantially all of the decrease in consolidated revenue is attributable to a decline in Cascade's software license fee revenue due to the general market conditions for coding and abstracting software solutions. Transcription Services revenue was comparable for the three-month periods ended March 31, 2002 and 2001 despite the net addition of four new customers that contributed relatively little revenue in the first quarter of 2002.

Consolidated gross profit decreased by $286,000, or 24%, to $900,000 for the three months ended March 31, 2002 when compared to consolidated gross profit of $1.2 million for the comparable period of last year. Once again, substantially all of the decrease in consolidated gross profit is attributable to a decline in Cascade's high-gross profit software license fee revenue discussed above. Accordingly, Cascade's gross profit as a percentage of revenue decreased significantly from 64% in the first quarter of 2001 to 34% in the first quarter of 2002. Gross profit as a percentage of revenue for Transcription Services improved slightly. Consolidated gross profit as a percentage of revenue decreased from 33% in the first quarter of 2001 to 28% in the first quarter of 2002 due to the shortfall in Cascade's high-gross profit software license fee revenue referred to above.

Consolidated sales and marketing expenses decreased by $83,000, or 36%, and also decreased as a percentage of consolidated revenue to 5% in the first quarter of 2002 from 7% in the first quarter of 2001. Approximately half of this decrease is attributable to the salary of the President of Cascade being classified as a sales and marketing expense in the first quarter of 2001 when Cascade's President also held the VP of Sales position at Cascade. This salary was classified as a general and administrative expense in the first quarter of 2002. Approximately 25% of the decrease is due to a lower level of sales commissions at Cascade caused by the lower level of software license fee revenue referred to above. The final 25% of the reduction is due to a lower level of various sales and marketing expenses at Cascade including, among others, travel and contract services.

Consolidated research and development expenses decreased by $59,000, or 28%, and also decreased as a percentage of consolidated revenue to 5% in the first quarter of 2002 from 6% in the first quarter of 2001. The primary reason for these decreases is the capitalization of software development costs that totaled approximately $98,000 at Cascade. These capitalized software development costs relate to a new product referred to by Cascade as CMX, which achieved the point of technological feasibility on January 1, 2002. CMX is the enterprise, web-enabled, modular version of Cascade's core, server-based, fully integrated, bundled coding and abstracting software application. The projected date of general availability in the marketplace for CMX is October 1, 2002. The remaining increase of approximately $39,000 in consolidated research and development expenses is primarily attributable to an increase in the staffing level of research and development resources to handle the Company's planned development activities.

Consolidated general and administrative expenses increased by $54,000, or 8%, to $708,000 for the three months ended March 31, 2002 from $654,000 for the three months ended March 31, 2001. This increase is due primarily to the change in classification of the salary of Cascade's President as discussed in the sales and marketing expenses section above.

Net interest expense decreased by $22,000 to $1,000 in the first quarter of 2002 from $23,000 in the first quarter of 2001 due to: (1) the reduction of borrowings under the Company's line of credit using a portion of the proceeds from the sale of a short-term investment during April 2001; and (2) the nation-wide reduction in the prime interest rate between the periods.

The Company reported an income tax benefit of $121,000 in the first quarter of 2001 due to the elimination of deferred tax liabilities established in prior years that are no longer required.

Liquidity and Capital Resources

As of March 31, 2002, the Company had cash and cash equivalents of $13,000, working capital of $81,000, no long-term debt and no borrowings under its $1.5 million line of credit, which expires on March 31, 2003.

Net cash flows used in operating activities for the three months ended March 31, 2002 were $12,000 with no unusual items or amounts noted.

Net cash used in investing activities for the three months ended March 31, 2002 was $159,000, including the $98,000 of capitalized software development costs at Cascade discussed above. The remaining capital expenditures of $61,000 consisted of additional computer equipment for Transcription Services and computer equipment, furniture and fixtures for Cascade's new leased space for its corporate office.

The Company's operating and investing activities and the payment of its quarterly preferred dividends of $120,000 were funded by the Company's cash and cash equivalents on hand at December 31, 2001.

Aside from cash available under its $1.5 million line of credit referred to above, during the fourth quarter of each year between 2002 and 2005 inclusive, the Company has potential cash resources of an undetermined amount of earn-out payments, if any, payable by Provider HealthNet Services, Inc. ("PHNS") based on a fixed percentage of certain defined future revenue recognized by PHNS from the Co-Sourcing and CodeRemote businesses sold to PHNS by Transcend in October 2000.

The Company is a defendant in the OLOL lawsuit. In addition, the Company is involved in a dispute with the Internal Revenue Service ("IRS") regarding the timely payment of payroll taxes in prior years. See Part I, Item 1, Note 9 of Notes to Consolidated Financial Statements, March 31, 2002 and 2001 and Part II,
Item 1, Legal Proceedings. It is unlikely that either the outcome of the OLOL matter or the IRS dispute will be known in 2002. Further, if either or both outcomes were unfavorable to Transcend, the Company would most likely appeal the verdict or decision. Nonetheless, either or both issues could have a material adverse effect on the Company's results of operations and financial condition in the future.

While it does not affect either the Company's current financial condition or its financial condition in the foreseeable future, as of March 31, 2002, the Company does not comply with the minimum net tangible assets requirement of $2 million for continued listing on the Nasdaq SmallCap Market System ("Nasdaq"). The Company's net tangible assets were $1,780,000 as of March 31, 2002. The Company has not yet been notified by Nasdaq regarding this non-compliance issue. Nonetheless, the Company is currently developing a compliance plan for meeting and exceeding not only Nasdaq's current $2 million tangible net assets criterion for continued listing, but also Nasdaq's forthcoming $2.5 million stockholders' equity criterion for continued listing, which will replace the $2 million tangible net assets criterion when it becomes effective on November 1, 2002. Management believes that it can develop and execute a plan in a timeframe that is acceptable to Nasdaq in order to maintain its listing on the Nasdaq SmallCap Market System.

The Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit and potential cash from the PHNS earn-out agreement, if any, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business and meet its Series A Convertible Preferred Stock dividend payment requirements during 2002 and for the foreseeable future.

Impact of Inflation

Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company's ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company has no material exposure to market risk from derivatives or other financial instruments as of March 31, 2002.

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

On July 9, 2001, Provider HealthNet Services, Inc. ("PHNS") made a written demand for payment from Transcend in the amount of approximately $750,000. The demand was based on allegations that Transcend had breached certain representations and warranties contained in an Asset Purchase Agreement between PHNS and Transcend entered into on October 13, 2000. Thereafter, Transcend made a counter-demand against PHNS for payment of approximately $93,000 owed under that same Asset Purchase Agreement. The parties subsequently submitted all disputes in this matter to binding arbitration, which was held on January 23 and 24, 2002. On March 11, 2002, the Final Order of the Arbitrator awarded a net settlement in the amount of approximately $13,000 to PHNS, pending an appeal to the Arbitrator by Transcend for a credit of approximately $7,000 for interest income due to Transcend from PHNS.

On September 14, 2001, the Company filed a lawsuit against Palmer & Cay Consulting Group, Inc. ("P&C"), the Company's former insurance broker. The lawsuit, styled "Transcend Services, Inc. v. Palmer & Cay Consulting Group, Inc." was filed in the Superior Court of Fulton County, State of Georgia, Civil Action File No.: 2001-CV-42725. The lawsuit alleged that P&C negligently failed to advise Transcend of, or otherwise failed to make arrangements to cover, Transcend's potential liability for certain health care claims submitted by Transcend's employees. Transcend sought damages of $450,000, attorneys' fees and interest. On April 10, 2002, Transcend filed a voluntary dismissal of the lawsuit in the Superior Court of Fulton County.

The Company is party to various lawsuits encountered in the normal course of business and is involved in a dispute with the Internal Revenue Service regarding the timely payment of payroll taxes in prior years. The Company believes that it has meritorious defenses to the related claims and assertions; however, there can be no assurance that the Company will be successful in defending such claims and assertions.

Item 6. Exhibits and Reports on Form 8-K.

          (a)  No exhibits are required to be filed with this report.

          (b)  Reports on Form 8-K:

               During the quarter ended March 31, 2002 the Company did not file any reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                TRANSCEND SERVICES, INC.



May 14, 2001                    By: /s/ Larry G. Gerdes
                                    --------------------------------------------
                                    Larry G. Gerdes,
                                    President ,Chief Executive Officer and
                                    Chief Financial Officer
                                   (Principal Executive and Financial Officer)