Form 10-Q
period 2002-06-30
TRANSCEND SERVICES INC
filed 2002-07-26
CIK 858452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 0-18217

TRANSCEND SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0378756
(State or other jurisdiction of	(I.R.S Employer
incorporation or organization)	Identification No.)

945 East Paces Ferry Rd, Suite 1475, Atlanta, Georgia 30326
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:  (404) 364-8000

N/A
(Former name, former address, and former fiscal year, if changed since last report)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at July 15, 2002
Common Stock, $.05 par value	4,513,143 Shares

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

TRANSCEND SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$697,000	$304,000
Accounts receivable, net of allowance for doubtful accounts of $61,000 at June 30, 2002 and $89,000 at December 31, 2001	966,000	1,016,000
Prepaid expenses and other current assets	85,000	116,000

Total current assets	1,748,000	1,436,000

Property and equipment:
Computer equipment	1,447,000	3,071,000
Software development	1,630,000	1,566,000
Furniture and fixtures	143,000	275,000

Property and equipment	3,220,000	4,912,000
Accumulated depreciation	(1,804,000)	(3,218,000)

Property and equipment, net	1,416,000	1,694,000

Note receivable and other assets	56,000	46,000

Total assets	$3,220,000	$3,176,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$115,000	$174,000
Accrued compensation and benefits	362,000	327,000
Other accrued liabilities	259,000	366,000

Total current liabilities	736,000	867,000

Net liabilities of discontinued operations	0	300,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized:
Series A convertible preferred stock; 212,800 shares issued and outstanding at June 30, 2002 and December 31, 2001	2,000	2,000
Series B convertible preferred stock; 60,000 shares issued and outstanding at June 30, 2002 and December 31, 2001	1,000	1,000
Common Stock, $.05 par value; 6,000,000 shares authorized, 4,513,000 shares issued and outstanding at June 30, 2002 and December 31, 2001	225,000	225,000
Additional paid-in capital	28,141,000	28,141,000
Subscription receivable for the purchase of 100,000 shares of common stock	(126,000)	(126,000)
Accumulated deficit	(25,759,000)	(26,234,000)

Total stockholders’ equity	2,484,000	2,009,000

Total liabilities and stockholders’ equity	$3,220,000	$3,176,000

The accompanying notes are an integral part of these consolidated balance sheets.

TRANSCEND SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended
	6/30/02	6/30/01	6/30/02	6/30/01
Revenue	$2,989,000	$2,916,000	$5,902,000	$5,817,000
Direct costs	2,275,000	2,221,000	4,405,000	4,360,000

Gross profit	714,000	695,000	1,497,000	1,457,000

Operating expenses:
Sales and marketing	116,000	108,000	200,000	200,000
Research and development	86,000	80,000	170,000	157,000
General and administrative	673,000	602,000	1,263,000	1,186,000

Total operating expenses	875,000	790,000	1,633,000	1,543,000

Operating loss	(161,000)	(95,000)	(136,000)	(86,000)
Gain on sale of assets	962,000	0	962,000	0
Loss on legal settlement	0	(576,000)	0	(576,000)
Interest expense, net	(1,000)	(15,000)	(2,000)	(38,000)

Income (loss) before income tax and discontinued operations	800,000	(686,000)	824,000	(700,000)
Income tax (expense) benefit	0	(5,000)	0	116,000

Income (loss) from continuing operations	800,000	(691,000)	824,000	(584,000)
Income (loss) from discontinued operations	24,000	(205,000)	(109,000)	(124,000)

Net income (loss)	824,000	(896,000)	715,000	(708,000)
Dividends on preferred stock	(120,000)	(120,000)	(240,000)	(239,000)

Net income (loss) attributable to common stockholders	$704,000	$(1,016,000)	$475,000	$(947,000)

Basic income (loss) per share:
From continuing operations	$0.15	$(0.18)	$0.13	$(0.19)
From discontinued operations	0.01	(0.05)	(0.02)	(0.03)

Net income (loss) attributable to common stockholders	$0.16	$(0.23)	$0.11	$(0.22)

Weighted average shares outstanding	4,513,000	4,403,000	4,513,000	4,393,000

Diluted income (loss) per share
From continuing operations	$0.15	$(0.18)	$0.13	$(0.19)
From discontinued operations	0.01	(0.05)	(0.02)	(0.03)

Net income (loss) attributable to common stockholders	$0.16	$(0.23)	$0.10	$(0.22)

Weighted average shares outstanding	4,525,000	4,403,000	4,526,000	4,393,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$475,000	$(947,000)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	341,000	404,000
Gain on sale of assets	(962,000)	0
Loss on legal settlement	0	576,000
Loss from discontinued operations	109,000	124,000
Preferred stock dividends	240,000	239,000
Changes in assets and liabilities:
Short-term investment	0	1,160,000
Accounts receivable, net	50,000	427,000
Prepaid expenses	31,000	117,000
Note receivable and other assets	(10,000)	(1,000)
Accounts payable	(82,000)	(755,000)
Accrued liabilities	(93,000)	(780,000)

Total adjustments	(376,000)	1,511,000

Net cash provided by continuing operations	99,000	564,000
Net cash provided by (used in) discontinued operations	(197,000)	122,000

Net cash provided by (used in) operating activities	(98,000)	686,000

Cash flows from investing activities:
Capital expenditures	(180,000)	(170,000)
Proceeds from disposition of assets	911,000	0

Net cash provided by (used in) investing activities	731,000	(170,000)

Cash flows from financing activities:
Repayments of borrowings under line of credit agreement, net	0	(219,000)
Preferred stock dividends	(240,000)	(239,000)
Proceeds from the exercise of stock options and other issuances	0	34,000

Net cash used in financing activities	(240,000)	(424,000)

Net increase in cash and cash equivalents	393,000	92,000
Cash and cash equivalents, at beginning of period	304,000	6,000

Cash and cash equivalents, at end of period	$697,000	$98,000

Supplemental cash flow information:
Cash paid for interest expense	$2,000	$38,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
(Unaudited)

(1)    The accompanying consolidated financial statements are unaudited and have been prepared by the management of Transcend Services, Inc. (the “Company” or “Transcend”) in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for the fair presentation of the consolidated financial position, results of operations and cash flows, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001. Footnote disclosure that substantially duplicates the disclosure contained in that document has been omitted.

(2)    On May 31, 2002, the Company sold certain assets and the operations of Cascade Health Information Software, Inc. (“Cascade”), a wholly owned subsidiary of the Company, to QuadraMed Corporation for $911,000 in cash, which resulted in a gain on the sale of assets of $962,000. All information presented in the accompanying consolidated financial statements has been restated to classify Cascade as discontinued operations. As a result of the sale of Cascade, the Company now operates in one, and only one, reportable business segment as a provider of medical transcription services. The operating results for Cascade were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002*	2001	2002*	2001
Revenue	$296,000	$347,000	$641,000	$1,005,000
Net income (loss)	$24,000	$(205,000)	$(109,000)	$(124,000)

*	Represents Cascade’s results for the two and five months ended May 31, 2002 (the date of sale).

(3)    Effective April 1, 2002, the Company changed the estimated useful life of its proprietary T2K transcription system from four to six years to reflect the success of the Company’s on-going software maintenance and enhancement efforts, which are expensed as incurred, in extending the useful life of the system. This change reduced amortization expense by approximately $17,000 per month, or $51,000 (approximately $0.01 per share) for the three and six months ended June 30, 2002. In addition, during the first quarter of 2002, the Company wrote off fully depreciated computer equipment of $1,710,000 and furniture and fixtures of $162,000 that were no longer in productive use.

(4)    The source of cash from short-term investment of $1,160,000, net of commission expense of $10,000, presented in the accompanying consolidated statement of cash flows for the six months ended June 30, 2001 and the loss on legal settlement of $576,000 presented in the accompanying consolidated statements of operations for the three and six months ended June 30, 2001 relate to the sale of a short-term investment in the open market on April 2, 2001. This short-term investment, which consisted of 248,703 unregistered shares of common stock of Core, Inc. with resale restrictions that expired on April 1, 2001, was received in a legal settlement on March 31, 2000 at which time the fair market value of said common stock was $1,736,000. A portion of the proceeds from this sale was used to reduce borrowings under the Company’s line of credit during the second quarter of 2001.

(5)    The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Certain deferred tax liabilities established in prior years related to the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their related reported amounts are no longer required. Accordingly, an income tax benefit of $121,000 during the first quarter of 2001 is included in the consolidated statement of operations for the six months ended June 30, 2001. An unrelated income tax expense of $5,000 for state income taxes is included in the consolidated statements of operations for the three and six months ended June 30, 2001.

(6)    The Company follows SFAS No. 128, “Earnings per Share.” That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. Potentially dilutive securities were antidilutive and therefore are not included in diluted loss per share calculations in the accompanying statements of operations for the three and six months ended June 30, 2001.

(7)    The Company accounts for comprehensive income (loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income. The Company’s comprehensive income (loss) is presented below for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss) attributable to common stockholders	$704,000	$(1,016,000)	$475,000	$(947,000)
Unrealized gain (loss) on short-term investment	0	559,000	0	866,000

Comprehensive income (loss)	$704,000	$(457,000)	$475,000	$(81,000)

(8)    On March 25, 2002, the Company extended the maturity date of its $1.5 million line of credit to March 31, 2003. Repayment of borrowings, if any, under this line of credit are personally guaranteed by the Company’s Chief Executive Officer and one of its Directors.

(9)    On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.” was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL has subsequently added Transcend’s insurance carriers as defendants to the lawsuit.

The Company intends to vigorously defend all claims made by OLOL. The lawsuit is in an early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that their outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material adverse effect on the Company’s results of operations and financial condition.

On July 9, 2001, Provider HealthNet Services, Inc. (“PHNS”) made a written demand for payment from Transcend in the amount of approximately $750,000. The demand was based on allegations that Transcend had breached certain representations and warranties contained in an Asset Purchase Agreement between PHNS and Transcend entered into on October 13, 2000. Thereafter, Transcend made a counter-demand against PHNS for payment of approximately $93,000 owed under that same Asset Purchase Agreement. The parties subsequently submitted all disputes in this matter to binding arbitration, which was held on January 23 and 24, 2002. On March 11, 2002, the Final Order of the Arbitrator awarded a net settlement in the amount of approximately $13,000 to PHNS, pending an appeal to the Arbitrator by Transcend for a credit of approximately $7,000 for interest income due to Transcend from PHNS. On June 13, 2002, Transcend paid approximately $6,000 to PHNS as final settlement of the dispute.

On September 14, 2001, the Company filed a lawsuit against Palmer & Cay Consulting Group, Inc. (“P&C”), the Company’s former insurance broker. The lawsuit, styled “Transcend Services, Inc. v. Palmer & Cay Consulting Group, Inc.” was filed in the Superior Court of Fulton County, State of Georgia, Civil Action File No.: 2001-CV-42725. The lawsuit alleged that P&C negligently failed to advise Transcend of, or otherwise failed to make arrangements to cover, Transcend’s potential liability for certain health care claims submitted by Transcend’s employees. Transcend sought damages of $450,000, attorneys’ fees and interest. On April 10, 2002, Transcend filed a voluntary dismissal of the lawsuit in the Superior Court of Fulton County.

The Company is involved in a dispute with the Internal Revenue Service regarding the timely payment of payroll taxes in prior years. The Company believes that it has meritorious defenses to the related claims and assertions; however, there can be no assurance that the Company will be successful in defending such claims and assertions. Further, there can be no assurances that this dispute will not have a material adverse effect on the Company’s results of operations and financial condition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, competition and other uncertainties detailed in this report and detailed from time to time in other filings by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management). Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such speak only as of the date made.

Results of Operations

On May 31, 2002, the Company sold certain assets and the operations of Cascade Health Information Software, Inc. (“Cascade”), a wholly owned subsidiary of the Company, to QuadraMed Corporation. All information presented in the accompanying consolidated financial statements has been restated to classify Cascade as discontinued operations. As a result of the sale of Cascade, the Company now operates in one, and only one, reportable business segment that provides medical transcription services to the healthcare industry. The Company’s home-based medical transcription professionals, utilizing web-based voice and data distribution technology, document patient care by converting physicians’ voice recordings into electronic medical record documents. Unless otherwise indicated, the following discussion of the results of operations focuses on the continuing operations of the Company.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenue increased $73,000, or 3%, to $3.0 million for the three months ended June 30, 2002 when compared to revenue of $2.9 million for the three months ended June 30, 2001 due primarily to the net addition of two new customers that contributed relatively little revenue in the second quarter of 2002.

While gross profit increased $19,000, or 3%, to $714,000 for the three months ended June 30, 2002 when compared to the amount in the comparable prior year period, gross profit as a percentage of revenue remained the same at 24% for both periods.

Sales and marketing expenses increased only $8,000, or 7%, to $116,000 in the second quarter of 2002 when compared to the amount in the prior year period and were 4% of revenue in both periods.

Research and development expenses increased only $6,000, or 8%, to $86,000 in the second quarter of 2002 when compared to the amount in the prior year period and were 3% of revenue in both periods. The Company believes that the size of its current research and development staff is sufficient to accomplish its planned development activities for the remainder of the year.

General and administrative expenses increased $71,000, or 12%, to $673,000 in the second quarter of 2002 when compared to the amount in the prior year period as a result of the Company increasing its reserve for certain legal matters. See Note 9 to the Consolidated Financial Statements included with this report.

The gain on sale of assets of $962,000 represents the gain on the sale of certain assets and the operations of Cascade for which the Company received $911,000 in cash.

The loss on legal settlement of $576,000 in the second quarter of 2001 was attributable to the sale of publicly held securities in April 2001 that were acquired in a legal settlement related to ceasing the operations of Transcend Case Management, Inc., a former wholly owned subsidiary of the Company, in 1999. See Note 4 to the Consolidated Financial Statements included with this report.

Net interest expense decreased $14,000 to $1,000 in the second quarter of 2002 from $15,000 in the second quarter of 2001 due to: (1) the reduction in borrowings under the Company’s line of credit using a portion of the proceeds received during December 2001 from the collection of a note receivable and an earn-out payment, both of which related to a sale of assets in 1999; and (2) the nation-wide reduction in the prime interest rate.

The Company incurred an insignificant amount of state income taxes in the second quarter of 2001 despite having net operating loss carry-forwards in excess of approximately $20 million.

The Company reported income from discontinued operations of $24,000 for the second quarter of 2002 and a loss from discontinued operations of $205,000 in the second quarter of 2001, both solely attributable to Cascade’s operations. The variation between periods is primarily due to: (1) relatively low software license fee revenue in the second quarter of 2001; and (2) capitalized software development costs of $71,000 in the second quarter of 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenue increased $85,000, or 1%, to $5.9 million for the six months ended June 30, 2002 when compared to revenue of $5.8 million for the six months ended June 30, 2001 due primarily to the net addition of six new customers that contributed relatively little revenue in the first half of 2002.

While gross profit increased $40,000, or 3%, to $1.5 million for the six months ended June 30, 2002 when compared to the amount in the comparable prior year period, gross profit as a percentage of revenue remained the same at 25% for both periods.

Sales and marketing expenses were $200,000, or 3% of revenue, for both the first half of 2002 and 2001.

Research and development expenses increased only $13,000, or 8%, to $170,000 in the first half of 2002 when compared to the amount in the prior year period and were 3% of revenue in both periods. The Company believes that the size of its current research and development staff is sufficient to accomplish its planned development activities for the remainder of the year.

General and administrative expenses increased $77,000, or 6%, to $1.3 million for the six months ended June 30, 2002 when compared to the amount in the prior year period as a result of the Company increasing its reserve for certain legal matters. See Note 9 to the Consolidated Financial Statements included with this report.

The gain on sale of assets of $962,000 represents the gain on the sale of certain assets and the operations of Cascade for which the Company received $911,000 in cash.

The loss on legal settlement of $576,000 in the first half of 2001 were attributable to the sale of publicly held securities in April 2001 that were acquired in a legal settlement related to ceasing the operations of Transcend Case Management, Inc., a former wholly owned subsidiary of the Company, in 1999.

Net interest expense decreased $36,000 to $2,000 in the six months ended June 30, 2002 from $38,000 in the six months ended June 30, 2001 due to: (1) the reduction in borrowings under the Company’s line of credit using a portion of the proceeds received during December 2001 from the collection of a note receivable and an earn-out payment, both of which related to a sale of assets in 1999; and (2) the nation-wide reduction in the prime interest rate.

The Company reported an income tax benefit of $121,000 in the first half of 2001 due to the elimination of deferred tax liabilities established in prior years that are no longer required. This tax benefit was partially offset by an insignificant amount of state income taxes in the second quarter of 2001 despite having net operating loss carry-forwards in excess of approximately $20 million.

The Company reported losses from discontinued operations of $109,000 and $124,000 for the six months ended June 30, 2002 and 2001, respectively, both solely attributable to Cascade’s operations. While the amount of the losses from discontinued operations in each period were comparable, the effect upon the determination of the respective losses of capitalized software development costs of $169,000 in the first half of 2002 offset the relatively higher amount of software license fee revenue in the first half of 2001.

Liquidity and Capital Resources

As of June 30, 2002, the Company had cash and cash equivalents of $697,000, working capital of $1,012,000, no debt and full availability of its $1.5 million line of credit, which expires on March 31, 2003.

The Company’s financial condition was significantly enhanced during the second quarter of 2002 by the proceeds of $911,000 from the sale of certain assets and the operations of Cascade. In addition, the related gain on the sale of said assets in the amount of $962,000 is primarily responsible for increasing the Company’s net tangible assets from $1,780,000 as of March 31, 2002 to $2,484,000 as of June 30, 2002. As a result, the Company now exceeds the minimum net tangible assets requirement of $2 million for continued listing on the Nasdaq SmallCap Market System (“Nasdaq”). Further, management projects that its stockholders’ equity will exceed $2.5 million by November 1, 2002 when Nasdaq’s requirement for continued listing changes from minimum net tangible assets of $2 million to minimum stockholders’ equity of $2.5 million.

Other than the gain on the sale of assets of $962,000 referred to above and the loss from discontinued operations of $109,000 attributable to Cascade, there were no unusual items or amounts included in the determination of net cash provided by continuing operations of $99,000 for the six months ended June 30, 2002. Net cash used by Cascade was $197,000 in 2002 prior to its disposition on May 31, 2002.

Other than the proceeds from the sale of Cascade of $911,000 referred to above, the only other investing activities of the Company during the first half of 2002 were capital expenditures of $180,000, primarily for computer hardware and software upgrades and enhancements.

The only financing activities of the Company during the first half of 2002 were the payments of the two quarterly preferred stock dividends of $120,000 each.

Aside from cash available under its $1.5 million line of credit referred to above, during the fourth quarter of each year between 2002 and 2005 inclusive, the Company has potential cash resources of an undetermined amount of earn-out payments, if any, payable by Provider HealthNet Services, Inc. (“PHNS”) based on a fixed percentage of certain defined future revenue recognized by PHNS from the Co-Sourcing and CodeRemote businesses sold to PHNS by Transcend in October 2000.

The Company is a defendant in the OLOL lawsuit. In addition, the Company is involved in a dispute with the Internal Revenue Service (“IRS”) regarding the timely payment of payroll taxes in prior years. See Note 9 to the Consolidated Financial Statements included with this report and “Legal Proceedings”. It is unlikely that either the outcome of the OLOL matter or the IRS dispute will be known in 2002. Further, if either or both outcomes were unfavorable to Transcend, the Company would most likely appeal the verdict or decision. Nonetheless, either or both issues could have a material adverse effect on the Company’s results of operations and financial condition in the future.

The Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit and potential cash from the PHNS earn-out agreement, if any, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business and meet its Series A Convertible Preferred Stock dividend payment requirements during the remainder of 2002 and for the foreseeable future.

Impact of Inflation

Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company’s ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The Company has no material exposure to market risk from derivatives or other financial instruments as of June 30, 2002. See Note 4 to the Consolidated Financial Statements included in with this report.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.” was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL has subsequently added Transcend’s insurance carriers as defendants to the lawsuit.

The Company intends to vigorously defend all claims made by OLOL. The lawsuit is in an early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that their outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material adverse effect on the Company’s results of operations and financial condition.

The Company is involved in a dispute with the Internal Revenue Service regarding the timely payment of payroll taxes in prior years. The Company believes that it has meritorious defenses to the related claims and assertions and intends to vigorously defend all claims; however, there can be no assurance that the Company will be successful in defending such claims and assertions. Further, there can be no assurances that this dispute will not have a material adverse effect on the Company’s results of operations and financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 7, 2002. The Stockholders voted on the following two proposals and the results of the voting are presented below.

1.	To elect a Board of Directors consisting of four members to hold office until the next annual meeting of stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Withheld
Joseph P. Clayton	4,858,831	41,459
Larry G. Gerdes	4,805,636	94,654
Walter S. Huff, Jr.	4,832,758	67,532
Charles E. Thoele	4,858,991	41,299

2.
To ratify the appointment of Miller Ray & Houser LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 2002. The Stockholders ratified said appointment with 4,847,366 votes FOR, 50,718 votes AGAINST and 2,206 ABSTAINING.

Item 6.     Exhibits and Reports on Form 8-K

(a)	No exhibits are required to be filed with this report.

(b)	Reports on Form 8-K:

The following report on Form 8-K was filed during the three months ended June 30, 2002:

(1) Form 8-K, dated May 31, 2002 and filed on June 14, 2002, relating to the sale of certain assets and the operations of Cascade Health Information Software, Inc., a wholly owned subsidiary of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRANSCEND SERVICES, INC

July 26, 2002	By:	/s/ LARRY G. GERDES
Larry G. Gerdes, President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)