Form 10-Q
period 2002-09-30
TRANSCEND SERVICES INC
filed 2002-10-25
CIK 858452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at October 15, 2002
Common Stock, $.05 par value	4,513,143 Shares

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

TRANSCEND SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$625,000	$304,000
Accounts receivable, net of allowance for doubtful accounts of $61,000 at September 30, 2002 and $89,000 at December 31, 2001	809,000	1,016,000
Prepaid expenses and other current assets	42,000	116,000

Total current assets	1,476,000	1,436,000

Property and equipment:
Computer equipment	1,504,000	3,071,000
Software development	1,679,000	1,566,000
Furniture and fixtures	156,000	275,000

Property and equipment	3,339,000	4,912,000
Accumulated depreciation	(1,916,000)	(3,218,000)

Property and equipment, net	1,423,000	1,694,000

Note receivable and other assets	117,000	46,000

Total assets	$3,016,000	$3,176,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,000	$174,000
Accrued compensation and benefits	379,000	327,000
Other accrued liabilities	279,000	366,000

Total current liabilities	756,000	867,000

Net liabilities of discontinued operations	0	300,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized:
Series A convertible preferred stock; 212,800 shares issued and outstanding at September 30, 2002 and December 31, 2001	2,000	2,000
Series B convertible preferred stock; 60,000 shares issued and outstanding at September 30, 2002 and December 31, 2001	1,000	1,000
Common Stock, $.05 par value; 6,000,000 shares authorized, 4,513,000 shares issued and outstanding at September 30, 2002 and December 31, 2001	225,000	225,000
Additional paid-in capital	28,141,000	28,141,000
Subscription receivable for the purchase of 100,000 shares of common stock	(126,000)	(126,000)
Accumulated deficit	(25,983,000)	(26,234,000)

Total stockholders’ equity	2,260,000	2,009,000

Total liabilities and stockholders’ equity	$3,016,000	$3,176,000

The accompanying notes are an integral part of these consolidated balance sheets.

TRANSCEND SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Nine Months Ended
	9/30/02	9/30/01	9/30/02	9/30/01
Revenue	$2,988,000	$2,993,000	$8,890,000	$8,810,000
Direct costs	2,250,000	2,263,000	6,655,000	6,623,000

Gross profit	738,000	730,000	2,235,000	2,187,000

Operating expenses:
Sales and marketing	126,000	60,000	326,000	260,000
Research and development	93,000	83,000	263,000	240,000
General and administrative	619,000	621,000	1,882,000	1,807,000

Total operating expenses	838,000	764,000	2,471,000	2,307,000

Operating loss	(100,000)	(34,000)	(236,000)	(120,000)

Gain (loss) on sale of assets	(6,000)	200,000	956,000	200,000
Loss on legal settlement	0	0	0	(576,000)
Interest income (expense), net	2,000	31,000	0	(7,000)

Income (loss) before income tax and discontinued operations	(104,000)	197,000	720,000	(503,000)
Income tax benefit	0	0	0	116,000

Income (loss) from continuing operations	(104,000)	197,000	720,000	(387,000)

Loss from discontinued operations	0	(199,000)	(109,000)	(323,000)

Net income (loss)	(104,000)	(2,000)	611,000	(710,000)
Dividends on preferred stock	(120,000)	(120,000)	(360,000)	(359,000)

Net income (loss) attributable to common stockholders	$(224,000)	$(122,000)	$251,000	(1,069,000)

Basic income (loss) per share:
From continuing operations	$(0.05)	$0.02	$0.08	$(0.17)
From discontinued operations	0.00	(0.05)	(0.02)	(0.07)

Net income (loss) attributable to common stockholders	$(0.05)	$(0.03)	$0.06	$(0.24)

Weighted average shares outstanding	4,513,000	4,413,000	4,513,000	4,393,000

Diluted income (loss) per share
From continuing operations	$(0.05)	$0.02	$0.08	$(0.17)
From discontinued operations	0.00	(0.05)	(0.02)	(0.07)

Net income (loss) attributable to common stockholders	$(0.05)	$(0.03)	$0.06	$(0.24)

Weighted average shares outstanding	4,513,000	4,413,000	4,526,000	4,393,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$251,000	$(1,069,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	453,000	610,000
Gain on sale of assets	(956,000)	(200,000)
Loss on legal settlement	0	576,000
Loss from discontinued operations	109,000	323,000
Preferred stock dividends	360,000	359,000
Changes in assets and liabilities:
Short-term investment	0	1,160,000
Accounts receivable, net	207,000	644,000
Prepaid expenses	74,000	115,000
Notes receivable and other assets	(71,000)	(44,000)
Accounts payable	(99,000)	(625,000)
Accrued liabilities	(62,000)	(1,075,000)

Total adjustments	15,000	1,843,000

Net cash provided by continuing operations	266,000	774,000
Net cash provided by (used in) discontinued operations	(197,000)	121,000

Net cash provided by operating activities	69,000	895,000

Cash flows from investing activities:
Capital expenditures	(299,000)	(437,000)
Proceeds from disposition of assets	911,000	0

Net cash provided by (used in) investing activities	612,000	(437,000)

Cash flows from financing activities:
Borrowings under line of credit agreement, net	0	54,000
Preferred stock dividends	(360,000)	(359,000)
Proceeds from the exercise of stock options and other issuances	0	34,000

Net cash used in financing activities	(360,000)	(271,000)

Net increase in cash and cash equivalents	321,000	187,000
Cash and cash equivalents, at beginning of period	304,000	6,000

Cash and cash equivalents, at end of period	$625,000	$193,000

Supplemental cash flow information:
Cash paid for interest expense	$2,000	$38,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 and 2001
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

(2)    On May 31, 2002, the Company sold certain assets and the operations of Cascade Health Information Software, Inc. (“Cascade”), a wholly owned subsidiary of the Company, to QuadraMed Corporation for $911,000 in cash, which resulted in a gain on the sale of assets of $956,000. All information presented in the accompanying consolidated financial statements has been restated to classify Cascade as discontinued operations. As a result of the sale of Cascade, the Company now operates in one, and only one, reportable business segment as a provider of medical transcription services. The operating results for Cascade were as follows:

	Nine Months Ended September 30,
	2002*	2001
Revenue	$641,000	$1,437,000
Net loss	$(109,000)	$(323,000)
                                    * Represents Cascade’s results for the five months ended May 31, 2002 (the date of sale).

(3)    Effective April 1, 2002, the Company changed the estimated useful life of its proprietary T2K transcription system from four to six years to reflect the success of the Company’s on-going software maintenance and enhancement efforts, which are expensed as incurred, in extending the useful life of the system. This change reduced amortization expense by approximately $17,000 per month, or $51,000 (approximately $0.01 per share) and $102,000 (approximately $0.02 per share) for the three and nine months ended September 30, 2002, respectively. In addition, during the first quarter of 2002, the Company wrote off fully depreciated computer equipment of $1,710,000 and furniture and fixtures of $162,000 that were no longer in productive use.

(4)    The source of cash from short-term investment of $1,160,000, net of commission expense of $10,000, presented in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2001 and the loss on legal settlement of $576,000 presented in the accompanying consolidated statement of operations for the nine months ended September 30, 2001 relate to the sale of a short-term investment in the open market on April 2, 2001. This short-term investment, which consisted of 248,703 unregistered shares of common stock of Core, Inc. with resale restrictions that expired on April 1, 2001, was received in a legal settlement on March 31, 2000 at which time the fair market value of said common stock was $1,736,000.

(5)    The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Certain deferred income tax liabilities established in prior years related to the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their related reported amounts are no longer required. Accordingly, an income tax benefit of $121,000 during the first quarter of 2001 is included in the consolidated statement of operations for the nine months ended September 30, 2001. An unrelated income tax expense of $5,000 during the second quarter of 2001 for state income taxes is also included in the consolidated statement of operations for the nine months ended September 30, 2001.

(6)    The Company follows SFAS No. 128, “Earnings per Share.” That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. Potentially dilutive securities were antidilutive and therefore are not included in diluted loss per share calculations in the accompanying statements of operations for the three months ended September 30, 2002 and the three months and nine months ended September 30, 2001.

(7)    The Company accounts for comprehensive income (loss) under the provisions of SFAS No. 130, Reporting Comprehensive

Income. The Company’s comprehensive income (loss) is presented below for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss) attributable to common stockholders	$(224,000)	$(122,000)	$251,000	$(1,069,000)
Reverse valuation reserve on short-term investment	0	0	0	866,000

Comprehensive income (loss)	$(224,000)	$(122,000)	$251,000	$(203,000)

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

On September 14, 2001, the Company filed a lawsuit against Palmer & Cay Consulting Group, Inc. (“P&C”), the Company’s former insurance broker. The lawsuit, styled “Transcend Services, Inc. v. Palmer & Cay Consulting Group, Inc.” was filed in the Superior Court of Fulton County, State of Georgia, Civil Action File No.: 2001-CV-42725. The lawsuit alleged that P&C negligently failed to advise Transcend of, or otherwise failed to make arrangements to cover, Transcend’s potential liability for certain healthcare claims submitted by Transcend’s employees. Transcend sought damages of $450,000, attorneys’ fees and interest. On April 10, 2002, Transcend filed a voluntary dismissal of the lawsuit in the Superior Court of Fulton County.

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

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenue decreased $5,000 to $2,988,000 for the three months ended September 30, 2002 when compared to revenue in the prior year period due primarily to a slight decrease in production volume.

Gross profit increased $8,000, or 1%, to $738,000 for the three months ended September 30, 2002 when compared to the gross profit amount in the comparable prior year period. As a result, gross profit as a percentage of revenue increased to 25% in the third quarter of 2002 compared to 24% in the third quarter of 2001 due to slight production efficiencies.

Sales and marketing expenses increased $66,000, or 110%, to $126,000 in the third quarter of 2002 compared to the same period in 2001. As a result, sales and marketing expenses as a percentage of revenue increased to 4% in the third quarter of 2002 compared to 2% in the third quarter of 2001. The Company expanded its sales force to enhance the opportunity for revenue growth.

Research and development expenses increased $10,000, or 12%, to $93,000 in the third quarter of 2002 when compared to the amount in the prior year period and were 3% of revenue in both periods. The Company believes that the size of its current research and development staff is sufficient to accomplish its planned development activities for the remainder of the year.

General and administrative expenses decreased $2,000 to $619,000 in the third quarter of 2002 when compared to the amount in the prior year period.

The loss on sale of assets of $6,000 in the third quarter of 2002 represents additional charges related to the $962,000 gain on the sale of certain assets and the operations of Cascade in the second quarter of 2002 for which the Company received $911,000 in cash. The Company reported a gain on the sale of assets of $200,000 in the third quarter of 2001, which represents the earned portion of earn-out income paid during December 2001 related to operations sold in 1999.

The Company reported net interest income of $2,000 that was earned primarily on the investment of cash in overnight money market funds for the 3 months ended September 30, 2002. The Company reported net interest income of $31,000 in the third quarter of 2001 due to the recognition of interest income of approximately $43,000 upon the Company’s determination of the ultimate collectibility of this interest income on a note receivable.

The Company reported a loss from discontinued operations of $199,000 in the third quarter of 2001 attributable to Cascade’s operations that were sold during the second quarter of 2002. The loss is primarily due to relatively low software revenue from new customers in the third quarter of 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenue increased $80,000, or 1%, to $8.9 million for the nine months ended September 30, 2002 when compared to revenue of $8.8 million for the nine months ended September 30, 2001 due primarily to an increase in production volume.

While gross profit increased $48,000, or 2%, to $2.2 million for the nine months ended September 30, 2002 when compared to the amount in the comparable prior year period, gross profit as a percentage of revenue remained the same at 25% for both periods.

Sales and marketing expenses increased $66,000, or 25%, to $326,000 for the nine months ended September 30, 2002. As a result, sales and marketing expense were 4% of revenue for the nine months ended September 30, 2002 compared to 3% for the same period in 2001. The Company expanded its sales force to enhance the opportunity for revenue growth.

Research and development expenses increased $23,000, or 10%, to $263,000 in the nine months ended September 30, 2002 when compared to the amount in the prior year period and was 3% of revenue in both periods. The Company believes that the size of its current research and development staff is sufficient to accomplish its planned development activities for the remainder of the year.

General and administrative expenses increased $75,000, or 4%, to $1.9 million for the nine months ended September 30, 2002 when compared to the amount in the prior year period primarily as a result of the Company’s increasing its reserve for certain legal matters. See Note 9 to the Consolidated Financial Statements included with this report.

The gain on sale of assets of $956,000 represents the gain on the sale of certain assets and the operations of Cascade for which the Company received $911,000 in cash in the second quarter of 2002. The Company reported a gain on sales of assets of $200,000 in the third quarter of 2001, which represents the earned portion of earn-out income paid during December 2001 related to operations sold in 1999.

The loss on legal settlement of $576,000 in the nine months ended September 30, 2001 was attributable to the sale of publicly held securities in April 2001 that were acquired in a legal settlement related to ceasing the operations of Transcend Case Management, Inc., a former wholly owned subsidiary of the Company, in 1999.

The Company’s interest income and expense netted to zero in the nine months ended September 30, 2002. The interest income earned on the investment of cash in overnight money market funds during the nine months ended September 30, 2002 was offset by interest expense incurred on periodic short-term borrowings under the Company’s line of credit. The Company reported net interest expense of $7,000 in the same period of the prior year primarily due to borrowings under the Company’s line of credit.

The Company reported an income tax benefit of $121,000 in the first quarter of 2001 due to the elimination of deferred income tax liabilities established in prior years that are no longer required. This tax benefit was partially offset by an insignificant amount of state income taxes in the second quarter of 2001 despite having net operating loss carry-forwards in excess of approximately $20 million. The Company has established a 100% valuation allowance for its net deferred income tax assets due to the uncertainty regarding the realizability of these net deferred income tax assets, including its net operating loss carry-forwards.

The Company reported losses from discontinued operations of $109,000 and $323,000 for the nine months ended September 30, 2002 and 2001, respectively, both solely attributable to Cascade’s operations. The decreased loss is primarily due to Cascade’s capitalized software development costs of $169,000 in the five months prior to the sale of Cascade on May 31, 2002.

Liquidity and Capital Resources

The proceeds of $911,000 from the sale of certain assets and the operations of Cascade during the second quarter of 2002 contributed significantly to the Company’s current financial condition. As of September 30, 2002, the Company had cash and cash equivalents of $625,000, working capital of $720,000, no debt and full availability of its $1.5 million line of credit, which expires on March 31, 2003.

Stockholders’ equity totaled $2,260,000 as of September 30, 2002. At present, the Company exceeds the minimum net tangible assets requirement of $2 million for continued listing on the Nasdaq SmallCap Market System (“Nasdaq”). Nasdaq’s criterion for continued listing changes from minimum net tangible assets of $2 million to minimum stockholders’ equity of $2.5 million on November 1, 2002. Management is currently working on a plan to comply with this new criterion.

Net cash provided by continuing operations totaled $266,000 for the nine months ended September 30, 2002 due primarily to non-cash depreciation and amortization expenses and the continued aggressive collection of accounts receivable. There are only 24 days of revenue in accounts receivable as of September 30, 2002. Prior to its disposition on May 31, 2002, Cascade consumed cash totaling $197,000. As a result, cash provided by operating activities for the nine months ended September 30, 2002 totaled $69,000.

Other than the proceeds from the sale of Cascade of $911,000 referred to above, the only other investing activities of the Company during the first nine months of 2002 were capital expenditures of $299,000, primarily for computer hardware and software upgrades and enhancements.

The only financing activities of the Company during the first nine months of 2002 were the payments of the three quarterly preferred stock dividends of $120,000 each.

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

The Company is a defendant in the OLOL lawsuit. In addition, the Company is involved in a dispute with the Internal Revenue Service (“IRS”) regarding the timely payment of payroll taxes in prior years. See Note 9 to the Consolidated Financial Statements included with this report and “Legal Proceedings”. It is unlikely that the outcome of the OLOL matter will be known in 2002. While the results of an appeals hearing regarding the IRS dispute should be known before the end of 2002, it is not possible to predict the outcome at this time. However, if either or both outcomes were unfavorable to Transcend, the Company would most likely appeal the verdict or decision. Nonetheless, either or both issues could have a material adverse effect on the Company’s results of operations and financial condition in the future.

Absent a material adverse outcome from the lawsuit and dispute discussed above, the Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit and potential cash from the PHNS earn-out agreement, if any, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business and meet its Series A Convertible Preferred Stock dividend payment requirements during the remainder of 2002 and for the foreseeable future.

Impact of Inflation

Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company’s ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has no material exposure to market risk from derivatives or other financial instruments as of September 30, 2002.

Item 4.    Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls on a quarterly basis. On October 14 and 15, 2002 (the evaluation dates related to this quarterly report on Form 10-Q for the quarterly period ended September 30, 2002) management, including the Company’s principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on its evaluation, our principal executive and financial officer has concluded that these controls and procedures are operating effectively. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation. Management noted no significant deficiencies in the design or operation of the Company’s internal controls and the Company’s auditors were so advised.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibit 99.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

During the quarter ended September 30, 2002 the Company did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

October 25, 2002	TRANSCEND SERVICES, INC. By: /S/ LARRY G. GERDES Larry G. Gerdes, President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

CERTIFICATION

I, Larry G. Gerdes, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Transcend Services, Inc;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by the quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    I am responsible for establishing and maintaining disclosure controls and procedures for the registrant and I have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant (including its consolidated subsidiaries) is made known to me by others within these entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)    presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.    I have disclosed, based on my most recent evaluation, to the registrant’s auditors and audit committee of the registrant’s board of directors:

a)    All significant deficiencies in the design or operation of the registrant’s internal controls which could adversely affect the company’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in the internal controls; and

b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 25, 2002	/S/ LARRY G. GERDES Larry G. Gerdes Chief Executive Officer and Chief Financial Officer