Form 10-K
period 2002-12-31
TRANSCEND SERVICES INC
filed 2003-02-13
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(404) 836-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.05 par value

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Parts III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)  Yes  ☐  No  ☒

Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed using the last sale price as reported for the Registrant’s common stock by the Nasdaq SmallCap Market on February 6, 2003 was $5,190,614. For purposes of this response, officers, directors and holders of more than 5% of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at February 6, 2003
Common Stock, $.05 par value	4,413,143

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed in connection with the 2003 Annual Meeting of Stockholders to be held May 6, 2003, are incorporated by reference herein in response to Part III of this report.

TRANSCEND SERVICES, INC.

FORM 10-K

PART I

ITEM 1. BUSINESS

OVERVIEW

Transcend Services, Inc. (“Transcend” or the “Company”) provides medical transcription services to the healthcare industry. Transcription services encompass receiving, typing, formatting and distributing electronic copies of physician-dictated medical documents.

Transcend creates text files from voice files without regard to how the dictation was captured. Voice recordings can be captured on either our proprietary systems or on other popular third-party systems.

Our mission is to become the preeminent supplier of dictation and transcription tools to the healthcare market. Our state-of-the-art web-based voice and data distribution technology provides an efficient and secure platform for our home-based medical language specialists, who document patient care by converting physicians’ voice recordings into electronic medical record documents. We have invested significant time and intellectual capital in designing and managing a production environment that ensures the timely, accurate and secure creation and distribution of electronic medical documents, which form the foundation for the patient medical record. This tested and proven infrastructure helps us differentiate ourselves from the vast majority of transcription companies.

Transcend’s proven and technologically superior production environment ensures the timely, accurate and secure creation and distribution of electronic medical documents. We believe that our services can be differentiated from that of our competitors by fast, predictable turnaround times; by quality and accuracy; by distribution methodology and flexibility; and perhaps most important, by the breadth and depth of our service offerings. We can create customized transcription services that fit any client’s needs, from the large in-house department that needs a new data center, to the department that desires a complete outsourcing solution, to project-based overflow work. In addition to a proven set of technologies that deliver superior service, the Company is actively testing voice recognition software, a technology that has long been in development but which we see as an important trend in the healthcare transcription industry.

The market for Transcend’s medical transcription services and software products is sizable. Management estimates that the total market potential exceeds $6 billion in medical transcription services in the United States. While competition is significant with over 1,000 transcription services companies nationally, management believes that Transcend is among the four largest transcription service providers and one of only a handful of companies that operates on a single, Internet-based technology and uses US-based medical language specialists.

Our customers include hospitals, hospital systems, multi-specialty clinics and individual physician practices in the United States.

Government regulation, managed care and labor resource constraints are shaping new opportunities for Transcend and other healthcare service providers. Breakthroughs in telecommunications technologies and the growing acceptance of the Internet are enabling home-based professionals to provide more and more services to meet the needs of healthcare. New applications, such as voice recognition and digital imaging, are also emerging, allowing for increased productivity, capacity and quality. In addition, compliance requirements have increased the importance of the security and confidentiality of patient medical records at all levels of the healthcare industry. Demand for documentation of clinician decisions has increased, raising demand for the types of transcription services offered by Transcend. Most recently, the Health Insurance Portability and Accountability Act (“HIPAA”) has provided us with both a challenge to comply with its evolving security and confidentiality requirements and an opportunity to differentiate Transcend, in particular from foreign competitors and those unable to invest in the time and technologies necessary to ensure HIPAA compliance. As a result of these factors and trends, specialized healthcare service companies, like Transcend, are leveraging technology to increase their value to healthcare providers.

INDUSTRY OVERVIEW

The healthcare industry continues to undergo rapid change. Government regulation and managed care have increased the focus on quality of care, quality of data, billing compliance and patient privacy. Healthcare providers continue to come under increased scrutiny from regulators and third-party payors. Reimbursement pressures from managed-care growth have fueled industry consolidation and the formation of various types of healthcare provider groups, from integrated delivery networks to managed service organizations. Documentation requirements have significantly increased, resulting in an increase in the need for dictation and transcription of medical notes. As a result of breakthroughs in technology, telecommunications, the growing acceptance of the Internet, and new applications (such as digital imaging systems and voice recognition systems), healthcare providers are relying on new technologies and outsourcing to help them stay competitive.

Advances in telecommunications, Internet technologies, and voice recognition capabilities are emerging, thereby creating opportunities to apply these technological advances to outsourcing certain medical record functions, such as medical transcription. These technologies enable the digital movement of voice, images and data that allows for the cost-effective, off-site completion of the medical transcription function. The ability to process transcription services off-site allows for faster turnaround times, increased availability of scarce skilled professionals, improved quality and lower costs.

HISTORY OF THE COMPANY

The Company was incorporated in California in 1976 and was reorganized as a Delaware corporation in 1988. On January 10, 1995, the Company, formerly known as TriCare, Inc., acquired Transcend Services, Inc., then a Georgia corporation, by the merger of Transcend Services, Inc. into First Western Health Corporation (“First Western”), a subsidiary of the Company (“the Merger”). On May 31, 1995, Transcend Services, Inc. and Veritas Healthcare Management (“Veritas”), another subsidiary of the Company, merged into the Company, whose name was then changed to Transcend Services, Inc. The Merger was treated for financial accounting purposes as the acquisition of TriCare, Inc. by Transcend Services, Inc. The historical financial statements of the former Transcend Services, Inc. became the financial statements of the Company and include the businesses of both companies as of the effective date of the Merger.

Prior to the Merger, Transcend Services, Inc., which was originally organized in 1984, provided consulting services for medical records management, quality and utilization management and records coding. In 1992, the former Transcend Services, Inc. developed, tested and marketed new lines of business intended to capitalize on the increasing need for the outsourcing of medical records, and by the end of 1992 had entered into its first long-term agreement for the management of a hospital’s medical records department.

On March 16, 1998, Transcend sold the net assets of Transcend Case Management, Inc., its wholly owned subsidiary, to TCM Services, Inc., a wholly owned subsidiary of CORE, Inc. (“CORE”), a publicly traded company. On December 23, 1998, the Company re-acquired TCM from CORE and filed an arbitration claim against CORE after learning of CORE’s intent to discontinue the business. In February 2000, an arbitrator ruled that CORE breached its purchase contract with Transcend and ordered CORE to compensate Transcend for damages. The Company ceased TCM’s operations effective December 31, 1999.

On June 1, 1998, Transcend completed the acquisition of Health Care Information Systems, Inc. (“HCIS”). The acquisition was accounted for under the pooling of interests method of accounting. Transcend merged HCIS into a wholly owned subsidiary, Cascade Health Information Software, Inc. (“Cascade”), the product name formerly used by HCIS, which is widely recognized in the industry.

On November 11, 1999, the Company’s Board of Directors approved management’s plan to restructure the business to focus on medical transcription using the Company’s Internet-based transcription technology. In November and December 1999, the Company sold its Utah and Northeast-based transcription operations and certain of its transcription contracts that did not operate using the Company’s Internet-based transcription technology. On October 13, 2000, the Company sold its CodeRemote business, which provided remote coding services, and its Co-Sourcing business, which provided on-site management of hospital medical records operations, to Provider HealthNet Services, Inc.

On May 31, 2002, the Company sold certain assets and the operations of Cascade to QuadraMed Corporation for $911,000 in cash, which resulted in a gain on the sale of assets of $954,000. The strategic sale refocused the Company on its core recurring revenue transcription services business. As a result of the sale of Cascade, the Company now operates in one, and only one, reportable business segment as a provider of medical transcription services to the healthcare industry.

BUSINESS STRATEGY

Transcend’s sole focus is providing medical transcription services to the healthcare industry. Its strategy is to succeed in the marketplace by: (1) increasing its penetration in the market; (2) maintaining and enhancing customer satisfaction; (3) sustaining technological leadership; (4) attracting and retaining talented medical language specialists (transcriptionists); (5) managing internal growth effectively; (6) increasing its visibility; and (7) helping the market to understand how its offerings are different and superior.

Because of the breadth and depth of our transcription offerings, we have created two dedicated business units to best address two defined segments of the healthcare transcription marketplace. The enterprise group focuses on the hospital and large clinic marketplace. The ECHO group offers transcription services to the small to medium-sized clinic and physician markets, using a separate group of sales representatives, differentiating marketing tactics, and different pricing/packaging plans from those used by the enterprise group.

Increase Market Penetration

We believe that our tested and proven infrastructure will allow us to serve substantially more customers without a significant increase in fixed cost. While continuing to focus on day-to-day customer satisfaction, we intend to add new accounts to our existing customer base so as to efficiently utilize the capacity of the Company’s infrastructure and established customer-oriented support organization.

We have hired an experienced sales team to focus exclusively on new account sales of medical transcription services. We have begun marketing initiatives that will improve our ability to create visibility and generate sales leads. In addition, our established account management organization will act as one of several lead generation sources for the Company’s sales force.

Maintain and Enhance Customer Satisfaction

We believe that our best sales force is happy customers, who provide sales leads and references. Accordingly, we have an ongoing program to monitor and improve customer satisfaction. This program includes continuous monitoring of transcription production statistics relative to contracted standards, periodic transcription customer surveys and a dedicated customer support organization that maintains regular, oftentimes daily, contact with transcription customers.

Sustain Technological Leadership

We intend to utilize the most effective technologies available to improve the medical transcription process, because we believe that the application of advanced technologies will reshape the way patient information is managed across the healthcare delivery system in the future as well as provide margin expansion through improved business efficiencies. We have converted all of our transcription operations to an Internet-based platform, which provides significant advantages in recruiting, workflow management, and production control. We will continue to invest in improving our infrastructure to yield faster turnaround times, better workflow management, and increased productivity by evaluating new technologies such as voice recognition and natural language processing. We have also made a concerted effort to ensure that our information, and that of our clients, remains confidential and secure.

Attract and Retain Professional Staff

One of our critical success factors is the recruitment and retention of the industry’s best knowledge workers (medical language specialists, application developers and service and sales professionals). We believe that there will be a shortage of qualified professionals in the future, most certainly with medical language specialists, who are already in short supply. The solution to this shortage will be to attract and retain a core group of knowledge workers by offering excellent pay and benefits, stable and caring management and, in the case of medical language specialists, the opportunity to work from home. This core group of knowledge workers may support less skilled production employees and may complete documents that have been translated using voice recognition software.

Manage Necessary Internal Growth

We intend to grow internally through a direct sales force focused on new accounts and account manager organization focused on the existing customer base. This will involve adding sales and account management resources as necessary to concentrate on revenue growth.

Increase Company’s Visibility To The Target Market

We are actively developing strategic alliances and/or license agreements with a number of companies in the healthcare industry to increase the distribution of our services and/or to increase our ability to offer services to clients using other transcription platforms.

Tactics that will be used by Transcend to build visibility, generate an understanding of the Company’s differentiating features and attract leads include targeted public relations, sales support activities, advertising in industry trade publications, direct mailings, attendance at key industry shows, exploiting its web site presence, leveraging business partnership relationships, and utilizing customer testimonials to generate new sales leads.

Increase Target Market’s Understanding of Transcend Differentiators

Transcend has designed a proven and technologically superior production environment that ensures the timely, accurate, and secure creation and distribution of electronic medical documents. We believe that our services can be differentiated from those of competitors by a number of factors that, when combined, result in what we believe to be the best transcription services available. These factors include: fast, predictable turnaround times; consistently high accuracy and document quality; flexible distribution methodology that delivers documents securely to a variety of end-user sources including HCIS systems, faxes, printers and a web-based console; and a breadth and depth of offerings unmatched in the industry. Transcend can create customized transcription services that fit any client’s needs, from the large in-house department that needs a new data center; to the department that desires a complete outsourcing solution; to project-based overflow work. Our offerings make use of a range of technologies, including an advanced typing platform, a secure and reliable data center, and advanced integration and distribution technologies. In addition, the Company is actively testing voice recognition software, which we believe has particular merit for the healthcare transcription industry.

SERVICES

Medical Transcription Services. Powered by its web-enabled voice and data distribution technology, Transcend’s home-based medical language specialists convert physicians’ voice recordings into electronic medical record documents. Physicians may dictate from several dictation products on the market (including new handheld devices) or any phone (including hospital- or clinic-based transcription stations, an office- or home-based land line, or even a cell phone). The information is securely captured in a digital format in the Company’s central voice hub in Atlanta, Georgia. The digital voice files are then compressed, encrypted and stored. The Company’s home-based medical language specialists access these files over the Internet, play back the voice recordings using headsets and foot pedals, and transcribe the recorded voice to create electronic documents. The completed electronic documents are then returned to the Atlanta hub over the Internet. The documents may then be accessed by remote quality assurance personnel, if necessary, and delivered electronically to the healthcare provider. Typically, documents are produced and delivered within 24 hours of the physicians’ dictation. Documents requiring faster turnaround times, many as quickly as four hours for STAT requests, are priced at a premium. The Company’s transcription operations run around the clock, every day of the year.

Our transcription services can become the complete, outsourced transcription solution for a client (using either a full contract management model or a total outsourcing model) using a variety of pricing mechanisms, including fixed fee. As an alternative, clients may choose to use their own in-house transcriptionists and outsource only some percentage of their transcription needs to Transcend (via either overflow support or by allowing their staff to use our platform with our transcriptionists).

Network/Data Center Services. We have expertise in designing, building and managing data centers specifically designed to support transcription services, and offer this expertise on a consulting or package basis as a service to our market.

CUSTOMERS

We currently deliver dictation and transcription services to 55 hospitals and clinics with recurring revenue under long-term contracts or other arrangements. The median level of annual revenue generated by a transcription customer is approximately $600,000.

Based on revenue for the fiscal years ended December 31, 2002, 2001 and 2000, no single customer paid fees that amounted to or exceeded 10% of our revenue in the respective periods.

SALES AND MARKETING

We currently employ three full-time sales professionals solely focused on selling transcription services, with plans to hire two additional sales professionals in 2003. Historically, our sales leads were generated from personal contact with senior hospital executives and via client referrals. Current marketing initiatives should expand our visibility in the industry and increase the pool of leads for the sales force.

Tactics we will use to build visibility and attract leads include targeted public relations, sales support activities, advertising in industry trade publications, direct mailings, attending key industry meetings, exploiting our presence on the Internet, leveraging business partnership relationships, and utilizing customer testimonials to generate new sales leads.

COMPETITION

We experience competition from many local, regional and national businesses. The medical transcription services market, estimated at over $6 billion in annual expenditures, is highly fragmented with more than 1,000 companies, ranging from sole practitioners to large public companies, in the US alone. Recently, the medical transcription industry in the United States has experienced overseas competition, primarily from India and the Philippines. While the costs for overseas transcription assistance is lower, quality and turnaround time is often unacceptable, and with the increasing scrutiny of the security of medical records, overseas transcription is worrisome to many segments of the market, especially hospitals and health systems. Over the past several years, the medical transcription industry has been undergoing consolidation by MedQuist, Inc. and others.

Medical transcription is either done in-house (by hospital or clinic personnel) or outsourced (to local, regional or national vendors). Hospitals and clinics may choose to outsource because of: (1) the shortage of qualified medical transcriptionists; (2) the unique management challenges of managing a 24/7 operation that must deliver critical patient care information quickly; or (3) the high cost of equipping in-house personnel with the hardware, software and support necessary for their jobs. Successful transcription companies make use of technological advances in Internet access, security, software and hardware that allow remotely located, highly trained personnel to function as well as (or even better than) in-house employees. We believe that the principal historical competitive factors of price and quality (turnaround time and accuracy) will expand to include other factors such as electronic security, hardware redundancy (to protect against data loss) and data integration. In addition, we believe that the ability to recruit, train, and most important, manage personnel nationally and internationally, coupled with the use of Internet communications, will lead to further outsourcing, and that only those companies prepared to compete using resources outside the local market will prosper.

We believe that our top three domestic competitors are MedQuist, Inc., the EDiX division of IDX Systems Corporation, and HealthScribe, Inc. Competition for transcription software, which is used by in-house transcription personnel, comes largely from SoftMed Systems, Inc. with their Chartscript product.

GOVERNMENT REGULATION

Virtually all aspects of the practice of medicine and the provision of healthcare services are regulated by federal or state statutes and regulations, by rules and regulations of state medical boards and state and local boards of health, and by codes established by various medical associations. We have attempted to structure our operations to comply with these regulations. We are not presently subject to direct regulation as an outsourcing services provider. Future government regulation of the practice of medicine and the provision of healthcare services and software may impact us and require us to restructure operations in order to comply with such regulations.

EMPLOYEES

As of December 31, 2002, we had 214 full-time and 68 part-time employees. These include 203 full-time and 67 part-time employees dedicated to the medical transcription business, and 11 full-time and 1 part-time executive, accounting and administrative employees at our headquarters office in Atlanta, Georgia. We are not currently a party to any collective bargaining agreement, nor are our employees. We have not experienced any strikes or work stoppages, and believe that our relations with our employees are good.

ITEM 2. PROPERTIES.

The Company leases the space for its principal offices in Atlanta, Georgia under leases that expire in September 2004 and October 2007. The Company also leases space in Beaverton, Oregon, which was utilized by its wholly owned subsidiary Cascade Health Information Software, Inc. (“Cascade”), until select assets and the operations of Cascade were sold to QuadraMed Corporation (“QuadraMed”) on May 31, 2002. The Company has sublet the Beaverton, Oregon space to QuadraMed from June 1, 2002 through November 30, 2003 at which time the Company will reassume responsibility for the lease through February 2007.

ITEM 3. LEGAL PROCEEDINGS.

On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.” was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer, which generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL has subsequently added Transcend’s insurance carriers as defendants to the lawsuit.

The Company intends to vigorously defend all claims made by OLOL. The lawsuit is in an early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect that their outcome may have on the Company’s financial condition or operating results. There can be no assurances that this litigation will not have a material adverse effect on the Company’s results of operations or the Company’s financial condition.

During 2002 the Company was involved in a dispute with the Internal Revenue Service regarding the timely payment of payroll taxes in prior years. This dispute was resolved without any penalty or interest expense to the Company during the fourth quarter of 2002.

In addition, the Company is a party to various lawsuits encountered in the normal course of business and believes that it has meritorious defenses to the related claims and assertions, however, there can be no assurance that the Company will be successful in defending such claims and assertions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on the Nasdaq SmallCap Market under the symbol “TRCR”. As of January 15, 2003 there were approximately 193 holders of record of the Company’s Common Stock. The table below sets forth for the periods indicated the high and low bid prices per share of the Company’s Common Stock as reported on the Nasdaq SmallCap Market for the periods indicated. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Share of Common Stock
	High	Low
Year Ended December 31, 2002
First Quarter ended March 31, 2002	$1.700	$1.220
Second Quarter ended June 30, 2002	$1.660	$1.200
Third Quarter ended September 30, 2002	$1.650	$1.150
Fourth Quarter ended December 31, 2002	$1.350	$0.580

Year Ended December 31, 2001
First Quarter ended March 31, 2001	$2.813	$1.344
Second Quarter ended June 30, 2001	$2.750	$2.000
Third Quarter ended September 30, 2001	$2.650	$1.300
Fourth Quarter ended December 31, 2001	$2.320	$1.100

DIVIDEND POLICY

The policy of the Board of Directors (the “Board”) of the Company is to retain earnings for the expansion and development of the Company’s business and the Board does not anticipate paying cash dividends on the Common Stock in the foreseeable future. Future dividend policy and the payment of dividends, if any, will be determined by the Board in light of circumstances in existence, including among other things, future earnings, operations, capital requirements, contractual restrictions, the general financial condition of the Company, general business conditions and other factors deemed relevant by the Board.

RECENT SALES OF UNREGISTERED SECURITIES

The Company had no sales of unregistered securities during the fourth quarter period ended December 31, 2002.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

For a description of the securities authorized for issuance under the Company’s equity plans, see Note 9 in “Notes to Consolidated Financial Statements.”

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the Company’s consolidated financial statements. The report of Miller Ray & Houser, independent public accountants, with respect to such consolidated financial statements as of December 31, 2002 and 2001 and for the years then ended is included in Item 8. In addition, the previously issued report of Arthur Andersen LLP, independent public accountants, with respect to such consolidated financial statements as of December 31, 2000 and for the year then ended is also included in Item 8. This selected financial data should be read in conjunction with the consolidated financial statements, related notes, and other financial information included and incorporated by reference herein.

Selected Financial Data

(in thousands, except per share data)

	1998	1999	2000	2001	2002
Results of Operations: (1) (2) (3)

Revenue	$51,608	$47,281	$24,007	$11,817	$12,225

Income (loss) from operations	642	(7,375)	(363)	(214)	42

Income (loss) before discontinued operations	60	(2,456)	(233)	(139)	999

Income (loss) before discontinued operations per common share	$(0.10)	$(0.67)	$(0.16)	$(0.14)	$0.11
Diluted weighted average shares of common stock (3)	4,224	4,386	4,341	4,404	4,547

Financial Position At Year End:
Total assets	$22,383	$17,482	$5,679	$3,128	$3,215
Total debt	$8,383	$6,903	$614	$—	$—
Stockholders’ equity	$7,512	$2,568	$2,176	$2,009	$2,421

(1)	The Company has completed several acquisitions and divestitures that could affect the comparability of the information reflected in the table. Revenue attributable to business units that were sold or to customers that were not converted to the Company’s T2K platform totaled $29,361 in 1998, $33,996 in 1999 and $10,341 in 2000. See also Notes 3 and 11 of Notes to Consolidated Financial Statements.
(2)	Certain prior year results related to the operations of First Western Health Corporation, Veritas Health Management (“Tricare Ops”), Transcend Case Management (“TCM”), and Cascade Health Information Software, Inc. (“Cascade”) have been reclassified to income (loss) from discontinued operations for comparative purposes. See also Note 2 of Notes to Consolidated Financial Statements.
(3)	Diluted weighted average shares of common stock have been restated to show the effects of the 1-for-5 reverse stock split effected on January 14, 2000.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are competitive pressures, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for the Company’s products and services, business conditions in the integrated health care delivery network market, general economic conditions, and the risk factors detailed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission.

The following discussion should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, contained elsewhere in this Report.

OVERVIEW

Transcend Services, Inc. (the “Company”) provides medical transcription services to the healthcare industry. Powered by its web-based voice and data distribution technology, the Company’s home-based medical language specialists document patient care by converting physicians’ voice recordings into electronic medical record documents. During 2002, Transcend began offering a separate transcription product line (“ECHO”) to small and medium-sized clinics and physician groups of all sizes. On May 31, 2002, the Company sold certain assets and the operations of its wholly owned subsidiary, Cascade Health Information Software, Inc. (“Cascade”). Cascade previously provided software for the coding and abstracting of patient medical records and is presented as discontinued operations in 2000 through 2002. On October 13, 2000, the Company sold both its remote coding business (“CodeRemote”), which helped healthcare providers code their medical records, and its facility management business (“Co-Sourcing”), which provided on-site management of hospital medical records operations. The gain on sale of assets in 2000 relates to the disposition of the CodeRemote and Co-Sourcing business units.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue increased $408,000, or 3%, from $11.8 million in 2001 to $12.2 million in 2002. This increase in revenue is primarily attributable to: (1) an increase in revenue from existing transcription customers of $959,000; (2) revenue of $739,000 from new transcription customers; (3) revenue of $134,000 from the new ECHO transcription service; and (4) a decrease in revenue from customers that contributed revenue of approximately $1.4 million in 2001.

Gross profit increased $371,000, or 13%, from $2.9 million in 2001 to $3.3 million in 2002. Gross profit as a percentage of revenue increased from 25% in 2001 to 27% in 2002. The increase in gross profit margin is primarily due to relatively higher margins on revenue from ECHO and other new customers when compared to the margins on revenue from customers that contributed less revenue in 2002 than in 2001 as detailed above. In addition, the production management, technical service group and customer service operations effectively controlled their departmental expenses in relation to the 3% increase in revenue mentioned above.

Marketing and sales expenses increased $151,000, or 40%, from $378,000 in 2001 to $529,000 in 2002. These expenses also increased as a percentage of revenue from 3% in 2001 to 4% in 2002. The Company increased the size of its sales force in 2002 to improve sales during 2002 resulting in increased salaries and commissions. In addition, marketing costs increased to provide more market exposure and to explore different sales strategies.

Research and development expenses increased $8,000, or 2%, from $324,000 in 2001 to $332,000 in 2002, but remained the same as a percentage of revenue at 3% for 2001 and 2002. The Company believes that the current size of its research and development staff is sufficient to accomplish its planned research and development activities for the foreseeable future.

General and administrative expenses decreased $44,000, or 2%, from $2.5 million in 2001 to $2.4 million in 2002 as the Company had overall conservative spending during the year.

Net interest expense decreased from $18,000 in 2001 to zero in 2002 due to: (1) the reduction of periodic short-term borrowings under the Company’s line of credit during the first half of 2002 using a portion of the cash received on the sale of certain assets and the operations of Cascade on May 31, 2002, (2) the interest income earned on the investment of the net proceeds from the sale of certain assets and the operations of Cascade in overnight money market funds, (3) the nationwide reduction in the prime interest rate during 2002; and (4) the below-prime borrowing rate on the Company’s line of credit made possible by the personal guarantees of the Company’s Chief Executive Officer and one of its Directors.

The loss on legal settlement of $576,000 in 2001 is the realized loss on the sale of unregistered common stock received in a legal settlement on Transcend Case Management, Inc. (“TCM”), a wholly owned subsidiary of the Company that ceased operations effective December 31, 1999. See Note 3 in “Notes to Consolidated Financial Statements”.

The gain on sale of assets of $957,000 in 2002 consists primarily of a gain of $954,000 from the sale of certain assets and the operations of Cascade on May 31, 2002. The remaining gain of $3,000 is an earn-out payment pursuant to the sale of the Co-Sourcing and CodeRemote business units in 2000. The gain on sale of assets of $553,000 in 2001 represents an earn-out payment related to the sale of the Company’s Utah and Northeast-based medical transcription services operations and certain other contracts for transcription services in December 1999.

The Company reported an income tax benefit of $116,000 in 2001 due to the elimination of deferred income tax liabilities of $121,000 established in prior years that are no longer required, offset slightly by state income taxes of $5,000. The Company has available net operating loss carry-forwards in excess of approximately $19.5 million as of December 31, 2002.

In November 1997, the Company issued 212,800 shares of Series A Convertible Preferred Stock with a dividend of 9%. The net income (loss) attributable to common stockholders includes the effect of preferred stock dividends of $478,000 and $479,000 in 2002 and 2001, respectively.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue decreased $12.2 million, or 51%, from $24.0 million in 2000 to $11.8 million in 2001. This decrease is attributable to the following factors: (1) the Co-Sourcing and CodeRemote businesses that were sold on October 13, 2000 contributed revenue of $10.3 million in 2000; and (2) revenue from transcription services declined $1.9 million, or 14%, to $11.8 million in 2001 compared to 2000 as a result of the Company’s restructuring activities in late 1999 and 2000. At that time, the Company determined that it was not prudent to convert certain transcription customer accounts to its T2K technology. Revenue in 2000 includes revenue of $2.3 million from 11 transcription service agreements that were terminated by the Company during 2000. Accordingly, revenue attributable to current customers increased approximately $400,000 in 2001.

While gross profit decreased $422,000, or 13%, from $3.4 million in 2000 to $2.9 million in 2001, gross profit as a percentage of revenue increased from 14% in 2000 to 25% in 2001. The decrease in the dollar amount of gross profit is primarily attributable to the sale of the Co-Sourcing and CodeRemote business units, which contributed gross profit of approximately $1.2 million in 2000. Partially offsetting the reduced gross profit contributions by these two business units was an increase in gross profit of $811,000 from transcription service revenue due in large part to the restructuring activity referred to above.

Marketing and sales expenses increased $74,000, or 24%, from $304,000 in 2000 to $378,000 in 2001. These expenses also increased as a percentage of revenue from 1% in 2000 to 3% in 2001. The Company revamped and reduced the size of its sales force for transcription services following the sale of the Co-Sourcing and CodeRemote business units.

Research and development expenses decreased $5,000, or 2%, from $329,000 in 2000 to $324,000 in 2001, but increased as a percentage of revenue from 1% in 2000 to 3% in 2001. The Company believes that the current size of its research and development staff is sufficient to accomplish its planned research and development activities for the foreseeable future.

General and administrative expenses decreased $640,000, or 21%, from $3.1 million in 2000 to $2.5 million in 2001 as the Company substantially reduced its infrastructure expense required to handle its lower levels of operating activity and revenue. In addition, amortization expense was reduced from $59,000 in 2000 to zero in 2001 as a result of the write-off of the remaining net book value of goodwill and other intangible assets pursuant to the sale of the Company’s Co-Sourcing and CodeRemote business units in 2000.

Net interest expense decreased from $420,000 in 2000 to $18,000 in 2001 due to: (1) the reduction of debt using a portion of the proceeds from the sale the Co-Sourcing and CodeRemote business units during October 2000; (2) the reduction of debt using a portion of the proceeds from the sale of the short-term investment during April 2001 (see Note 1 in “Notes to Consolidated Financial Statements”); (3) the elimination of debt using a portion of the proceeds received during December 2001 from the collection of a note receivable and an earn-out payment, both of which related to an asset sale in 1999; (4) the recognition of interest income of approximately $43,000 during the third quarter of 2001 upon the Company’s determination of its ultimate collectibility; (5) the nationwide reduction in the prime interest rate; and (6) the below-prime borrowing rate on the Company’s line of credit made possible by the personal guarantees of the Company’s Chief Executive Officer and one of its Directors.

Both the loss of $576,000 and gain of $461,000 on legal settlement in 2001 and 2000, respectively, relate to a legal settlement on TCM. The Company ceased TCM’s operations effective December 31, 1999. The reported gain on legal settlement of $461,000 in 2000 represents the excess of the $1.7 million arbitration award over the Company’s cost incurred related to the reacquisition and subsequent closing of the Company’s TCM operations. The reported loss on legal settlement of $576,000 in 2001 represents the realized loss on the sale of the unregistered common stock received in this legal settlement. See Note 3 in “Notes to Consolidated Financial Statements”.

The gain on sale of assets of $553,000 in 2001 represents an earn-out payment related to the sale of the Company’s Utah and Northeast-based medical transcription services operations and certain other contracts for transcription services in December 1999. The gain on sale of assets of $89,000 in 2000 represents the gain on the sale of the Co-Sourcing and CodeRemote business units in 2000.

The Company reported an income tax benefit of $116,000 in 2001 due to the elimination of deferred income tax liabilities of $121,000 established in prior years that are no longer required, offset slightly by state income taxes of $5,000. The Company had available net operating loss carry-forwards in excess of approximately $21 million as of December 31, 2001.

In November 1997, the Company issued 212,800 shares of Series A Convertible Preferred Stock with a dividend of 9%. The net loss attributable to common stockholders includes the effect of preferred stock dividends of $479,000 and $478,000 in 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company has cash and cash equivalents of $782,000, working capital of $1,036,000, no long-term debt outstanding and no borrowings under its $1.5 million line of credit, which expires on March 31, 2003, but is expected to be renewed.

Net cash provided by continuing operations totaled approximately $673,000 million in 2002 due primarily to EBITDA-positive operating results, excluding the gain on the sale of certain assets and the operations of Cascade (the “Cascade Sale”), and the collection of accounts receivable. Prior to the Cascade Sale on May 31, 2002, Cascade used cash of $197,000 in its operating activities.

Net cash provided in investing activities of $480,000 in 2002 includes the proceeds from the Cascade Sale on May 31, 2002. These proceeds were partially offset by the budgeted level of capital expenditures, primarily for computer equipment and software to support operations.

Net cash used in financing activities of $478,000 in 2002 is due to the scheduled quarterly payments of Preferred Stock dividends.

Aside from cash available under its $1.5 million line of credit referred to above, during the fourth quarter of each year between 2003 and 2005, inclusive, the Company has potential cash resources of an undetermined amount of earn-out payments, if any, payable by Provider HealthNet Services, Inc. (“PHNS”) from the Co-Sourcing and CodeRemote businesses sold to PHNS by Transcend in October 2000. In addition, during 2003 the Company expects to receive a bankruptcy-court approved distribution of an estimated amount between $33,500 and $67,000 related to the Company’s $670,000 claim against a former customer that sought bankruptcy protection in 1999.

The Company is a defendant in a litigation matter with OLOL. See “Item 3. Legal Proceedings”. It is unlikely that the outcome of the OLOL matter will be known in 2003. Further, if the OLOL outcome were unfavorable, the Company would most likely appeal the verdict. Nonetheless, the OLOL legal actions could have a material adverse effect on the Company’s results of operations and financial condition in the future.

Absent a material adverse outcome from the OLOL lawsuit discussed above, the Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit, potential cash from the PHNS earn-out agreement, if any, and potential cash from the former customer’s bankruptcy distribution, if any, should be sufficient to finance operations, make capital investments in the normal and ordinary course of business, and meet its Series A Convertible Preferred Stock dividend payment requirements.

IMPACT OF INFLATION

Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company’s ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no material exposure to market risk from derivatives or other financial instruments as of December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

Reports of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

REPORTS OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Transcend Services, Inc.:

We have audited the accompanying consolidated balance sheets of Transcend Services, Inc. (a Delaware corporation) and subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiary as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller Ray & Houser LLP

Atlanta, Georgia January 23, 2003

To Transcend Services, Inc.:

We have audited the consolidated balance sheet of Transcend Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and the accompanying related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Atlanta, Georgia
February 27, 2001, except with respect to
Note 4, as to which the date is March 30, 2001

NOTE: The report of Arthur Andersen LLP presented above is a copy of a previously issued Arthur Andersen LLP report and said report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$782,000	$304,000
Accounts receivable, net of allowances for doubtful accounts of $50,000 and $61,000 at December 31, 2002 and 2001, respectively	947,000	1,016,000
Prepaid expenses and other current assets	101,000	116,000

Total current assets	1,830,000	1,436,000

Property and equipment:
Computer equipment	1,534,000	3,071,000
Software	1,702,000	1,566,000
Furniture and fixtures	162,000	275,000

Total property and equipment	3,398,000	4,912,000
Accumulated depreciation	(2,082,000)	(3,266,000)

Property and equipment, net	1,316,000	1,646,000

Other assets	69,000	46,000

Total assets	$3,215,000	3,128,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154,000	$174,000
Accrued compensation and benefits	397,000	327,000
Other accrued liabilities	243,000	366,000

Total current liabilities	794,000	867,000

Net liabilities of discontinued operations	—	252,000

Commitments and contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized:
Series A Convertible Preferred Stock, 212,800 shares issued and outstanding at December 31, 2002 and 2001	2,000	2,000
Series B Convertible Preferred Stock, 60,000 shares issued and outstanding at December 31, 2002 and 2001	1,000	1,000
Common stock, $.05 par value, 6,000,000 shares authorized, 4,413,000 and 4,513,000 shares issued and outstanding at December 31, 2002 and 2001, respectively	220,000	225,000
Additional paid-in capital	28,020,000	28,141,000
Less—Subscription receivable for the purchase of 100,000 shares of common stock	—	(126,000)
Accumulated deficit	(25,822,000)	(26,234,000)

Total stockholders’ equity	2,421,000	2,009,000

Total liabilities and stockholders’ equity	$3,215,000	$3,128,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2002	2001	2000

Revenue	$12,225,000	$11,817,000	$24,007,000
Direct costs	8,915,000	8,878,000	20,646,000

Gross profit	3,310,000	2,939,000	3,361,000

Operating expenses:
Marketing and sales	529,000	378,000	304,000
Research and development	332,000	324,000	329,000
General and administrative	2,407,000	2,451,000	3,091,000

Total operating expenses	3,268,000	3,153,000	3,724,000

Income (loss) from operations	42,000	(214,000)	(363,000)

Other (expense) income:
Interest expense, net	—	(18,000)	(420,000)
(Loss) gain on legal settlement	—	(576,000)	461,000
Gains on sales of assets	957,000	553,000	89,000

Total other (expense) income	957,000	(41,000)	130,000

Income (loss) before income taxes and discontinued operations	999,000	(255,000)	(233,000)
Income tax benefit	—	116,000	—

Income (loss) before discontinued operations	999,000	(139,000)	(233,000)
Loss from discontinued operations	(109,000)	(449,000)	(477,000)

Net income (loss)	890,000	(588,000)	(710,000)
Dividends on preferred stock	(478,000)	(479,000)	(478,000)

Net income (loss) attributable to common stockholders	$412,000	$(1,067,000)	$(1,188,000)

Basic earnings (loss) per share:
From continuing operations	$0.12	$(0.14)	$(0.16)
From discontinued operations	(0.02)	(0.10)	(0.11)

Net earnings (loss) per share attributable to common stockholders	$0.09	$(0.24)	$(0.27)

Weighted average common shares outstanding	4,513,000	4,404,000	4,341,000

Diluted earnings (loss) per share:
From continuing operations	$0.11	$(0.14)	$(0.16)
From discontinued operations	(0.02)	(0.10)	(0.11)

Net earnings (loss) per share attributable to common stockholders	$0.09	$(0.24)	$(0.27)

Weighted average common shares outstanding	4,547,000	4,404,000	4,341,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK	TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	SUBSCRIPTION RECEIVABLE	UNREALIZED LOSS ON SHORT-TERM INVESTMENT	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY	COMPREHENSIVE LOSS
	SERIES A	SERIES B
Balance, December 31, 1999	2,000	—	220,000	(620,000)	26,945,000	—	—	(23,979,000)	2,568,000
Comprehensive loss:
Net loss attributable to common Stockholders	—	—	—	—	—	—	—	(1,188,000)	(1,188,000)	$(1,188,000)
Unrealized loss on short-term
Investment	—	—	—	—	—	—	(866,000)	—	(866,000)	(866,000)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(2,054,000)

Conversion of convertible debt to Preferred Stock	—	1,000	—	—	1,499,000	—	—	—	1,500,000
Issuance of 27,900 shares of Common Stock from exercise of Options	—	—	4,000	—	158,000	—	—	—	162,000

Balance, December 31, 2000	2,000	1,000	224,000	(620,000)	28,602,000	—	(866,000)	(25,167,000)	2,176,000
Comprehensive loss:
Net loss attributable to common Stockholders	—	—	—	—	—	—	—	(1,067,000)	(1,067,000)	$(1,067,000)
Reverse valuation reserve on short-term investment	—	—	—	—	—	—	866,000	—	866,000	866,000

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(201,000)

Issuance of 100,000 shares of Common Stock in private Placement	—	—	5,000	—	121,000	(126,000)	—	—	—
Issuance of 40,000 shares of Common Stock from exercise of options and other issuance	—	—	1,000	—	33,000	—	—	—	34,000
Retirement of Treasury Stock	—	—	(5,000)	620,000	(615,000)	—	—	—	—

Balance, December 31, 2001	$2,000	$1,000	$225,000	—	$28,141,000	$(126,000)	$—	$(26,234,000)	$2,009,000
Net income attributable to common stockholders	—	—	—	—	—	—	—	412,000	412,000
Issuance of Common Stock in private placement	—	—	(5,000)	—	(121,000)	126,000	—	—	—

Balance, December 31, 2002	$2,000	$1,000	$220,000	$—	$28,020,000	$—	$—	$(25,822,000)	$2,421,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common shareholders	$412,000	$(1,067,000)	$(1,188,000)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	652,000	820,000	1,802,000
Loss related to discontinued operations	109,000	449,000	477,000
Loss (gain) on legal settlement	—	576,000	(461,000)
Gains on sales of assets	(957,000)	(553,000)	(89,000)
Preferred Stock dividends	478,000	479,000	478,000
Changes in assets and liabilities:
Short-term investment	—	1,160,000	—
Accounts receivable, net	69,000	602,000	2,332,000
Prepaid expenses	15,000	24,000	92,000
Other assets	(23,000)	359,000	317,000
Accounts payable	(20,000)	(885,000)	(1,118,000)
Accrued liabilities	(62,000)	(1,050,000)	(5,408,000)

Total adjustments	261,000	1,981,000	(1,578,000)

Net cash provided by (used in) continuing operations	673,000	914,000	(2,766,000)
Net cash provided by (used in) discontinued operations	(197,000)	543,000	(546,000)

Net cash provided by (used in) operating activities	476,000	1,457,000	(3,312,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(431,000)	(653,000)	(664,000)
Proceeds from disposition of assets	911,000	553,000	4,700,000

Net cash provided by (used in) investing activities	480,000	(100,000)	4,036,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments (borrowings) under line of credit agreement	—	(614,000)	614,000
Principal payments on long-term debt	—	—	(5,403,000)
Preferred Stock dividends	(478,000)	(479,000)	(478,000)
Proceeds from stock options and other issuances	—	34,000	162,000

Net cash used in financing activities	(478,000)	(1,059,000)	(5,105,000)

Net change in cash and cash equivalents	478,000	298,000	(4,381,000)
Cash and cash equivalents, at beginning of year	304,000	6,000	4,387,000

Cash and cash equivalents, at end of year	$782,000	$304,000	$6,000

Supplemental cash flow information:
Cash paid for interest expense	$2,000	$60,000	$420,000

Noncash investing and financing activities:
(Cancellation) receipt of secured promissory notes receivable for the issuance of Common Stock	$(126,000)	$126,000	$—

Receipt of short-term investment in legal settlement	$—	$—	$1,736,000

Conversion of convertible notes payable to a related party to Series B Preferred Stock	$—	$—	$1,500,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Transcend Services, Inc. (“the Company”) provides medical transcription services to the healthcare industry. Powered by its web-based voice and data distribution technology, the Company’s home-based medical language specialists document patient care by converting physician’s voice recordings into electronic medical record documents. During 2002, Transcend began offering a separate transcription service (“ECHO”) to small and medium-sized clinics and physician groups of all sizes.

The Company reported operating income for the year ended December 31, 2002 due to new transcription business added during the year, the sale of select assets and the operations of its wholly owned subsidiary, Cascade Health Information Software, Inc. (“Cascade”) on May 31, 2002 (the “Cascade Sale”) and effective cost management during the year. However, operating losses were reported in prior years as a result of decreasing revenue over the past several years prior to 2002. The Company divested certain business lines (see Note 11) in an effort to return to profitability.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cascade. The results of operations include the Company’s Co-Sourcing and CodeRemote businesses until their sale on October 13, 2000 (see Note 11). Cascade is presented as discontinued operations as a result of the Cascade Sale on May 31, 2002 (see Note 2). All intercompany accounts and transactions have been eliminated in consolidation. Common shares and per share data have been restated to include the 1-for-5 reverse stock split effected by the Company on January 14, 2000.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and disclosures in the Company’s financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.

SHORT-TERM INVESTMENT

The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 mandates that a determination be made of the appropriate classification for debt and equity securities with readily determinable fair value at the time of purchase and a reevaluation of such designation as of each balance sheet date. The Company considered its short-term investment that was sold during 2001, which consisted of unregistered common stock of a publicly traded company acquired in a legal settlement effective March 31, 2000, as “available for sale”. The cost basis of this short-term investment was approximately $1,736,000 and its fair market value was $870,000 as of December 31, 2000 resulting in an unrealized loss of $866,000 in 2000, which is presented as a reduction of stockholders’ equity in the accompanying consolidated statements of stockholders’ equity as of that date. On April 2, 2001, the Company sold this short-term investment for approximately $1,160,000, net of commission expense of $10,000, resulting in a realized loss of approximately $576,000, which is presented as the loss on legal settlement in the accompanying consolidated statement of operations for the year ended December 31, 2001. The valuation reserve of $866,000 that was established for this short-term investment as of December 31, 2000 was reversed at the time of the sale resulting in a net increase in stockholders’ equity of approximately $290,000 during 2001 due to this sale.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection. The provisions for doubtful accounts were $15,000, $0 and $67,000 in 2002, 2001, and 2000, respectively. Charges for bad debts were $26,000, $466,000 and $244,000 in 2002, 2001 and 2000, respectively.

REVENUE AND COST RECOGNITION

Service revenue related to Cascade prior to the Cascade Sale includes system implementation, software support and software maintenance fees. Implementation fee revenue was recognized as the work was performed. Software support and maintenance revenue was recognized monthly over the service period. Software license fee revenue was recognized in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, the Company recognized software license fee revenue when: (1) a software license agreement existed; (2) delivery and installation had occurred; (3) the fee was fixed or determinable; and (4) collectibility was probable. Transcription service fee revenue and the related implementation fees are recognized at the contracted rates as the work is performed. All service-related costs were expensed as incurred for Cascade and are expensed as incurred for the continuing operations.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation. Charges for depreciation of capital assets are computed using the straight-line method over their estimated useful lives, which range from three to six years, and are included in direct costs and general and administrative expenses in the accompanying consolidated statements of operations.

Effective April 1, 2002, the Company changed the estimated useful life of its proprietary T2K transcription system from four to six years to reflect the success of the Company’s on-going software maintenance and enhancement efforts, which are expensed as incurred, in extending the useful life of the system. This change reduced amortization expense by approximately $17,000 per month, or $153,000 (approximately $0.03 per share) in 2002. In addition, during the first quarter of 2002, the Company wrote off fully depreciated computer equipment of $1,783,000 and furniture and fixtures of $162,000 that were no longer in productive use.

All costs in the software development process that are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are considered for capitalization. The Company’s policy is to amortize these costs using the straight-line method over the remaining estimated economic life of the product, not to exceed five years. No software development costs were capitalized for the continuing operations in 2002, 2001 or 2000.

OTHER ASSETS

Other assets consist primarily of deposits for rented facilities.

GOODWILL AND OTHER INTANGIBLE ASSETS

Prior to 2000, goodwill and other intangible assets were amortized over periods ranging from three to eighteen years. As a result of the sale of the Company’s Co-Sourcing and CodeRemote business units in 2000 (see Note 11), the remaining net book value of such goodwill and other intangible assets were written-off as the goodwill related to entities that were sold.

IMPAIRMENT

The Company accounts for long-lived assets under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. In management’s opinion, the long-lived assets are appropriately valued in the accompanying balance sheets.

FAIR VALUE OF DEBT

In accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the fair value of short-term debt is estimated to approximate its carrying value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The Company had no debt at December 31, 2002 and 2001.

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

NET INCOME (LOSS) PER SHARE

The Company follows SFAS No. 128, “Earnings per Share.” That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company’s convertible debentures, convertible preferred stock, stock options and stock purchase warrants are potentially dilutive securities. The diluted net income per share was reported for the year ended December 31, 2002. All potentially dilutive securities were antidilutive and therefore are not included in diluted net loss per share calculations in 2001 and 2000.

COMPREHENSIVE LOSS

The Company accounts for comprehensive loss under the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The Company has chosen to disclose comprehensive loss, which consists of an unrealized loss and a reversal of a valuation reserve on a short-term investment, in the consolidated statements of stockholders’ equity.

CREDIT RISK

The Company’s accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company’s risk of loss is limited due to the ability to terminate access on delinquent accounts. The carrying amount of the Company’s receivables approximates their fair values. The Company monitors the financial condition of the institutions in which it has depository accounts and believes the risk of loss is minimal.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 145 (“SFAS 145”), regarding “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in April 2002; SFAS 146 regarding “Accounting for Costs Associated with Exit or Disposal Activities” in June 2002; SFAS 147 regarding “Acquisitions of Certain Financial Institutions –an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” in October 2002; and SFAS 148 regarding “Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123” in December 2002 (collectively, the “Statements”). The provisions of the Statements became, or will become, effective at various times and were, or will be, considered and adopted, where and when applicable, by the Company at the appropriate time. None of the applicable Statements had an effect on the results of operations or financial position of the Company reported in the accompanying consolidated financial statements as a result of said adoption.

2. DISCONTINUED OPERATIONS

On May 31, 2002, the Company sold certain assets and the operations of Cascade Health Information Software, Inc. (“Cascade”), a wholly owned subsidiary of the Company, to QuadraMed Corporation for $911,000 in cash, which resulted in a gain on the sale of assets of $954,000. All information presented in the accompanying consolidated financial statements has been restated to classify Cascade as discontinued operations. As a result of the sale of Cascade, the Company now operates in one, and only one, reportable business segment as a provider of medical transcription services. See Note 12. The operating results for Cascade were as follows:

	For the Year Ended December 31,
	2002*	2001
Revenue	$641,000	$1,968,000
Net loss	$(109,000)	$(449,000)

*	Represents Cascade’s results for the five months ended May 31, 2002 (the date of sale).

3. NON-RECURRING ITEMS

On March 16, 1998 Transcend sold the net assets of Transcend Case Management, Inc., its wholly owned subsidiary, to TCM Services, Inc., a wholly owned subsidiary of CORE, Inc. (“CORE”). On December 23, 1998 the Company reacquired TCM from CORE and filed an arbitration claim against CORE after learning of CORE’s intent to discontinue the business. The reacquisition of TCM was accounted for under the purchase method of accounting. On February 8, 2000, an arbitrator ruled that CORE had breached its purchase contract with Transcend and awarded approximately $1.7 million, plus attorney’s fees and arbitration costs, to Transcend. On March 31, 2000, CORE issued 248,703 shares of its unregistered common stock to Transcend in full and complete settlement of the arbitrator’s award to Transcend. The Company reported a $461,000 gain on this legal settlement in 2000 and a $576,000 loss on the sale of the CORE stock in 2001. The Company ceased TCM’s operations effective December 31, 1999. See also Note 11 regarding unrelated gains on sales of assets.

4. BORROWING ARRANGEMENTS

On March 25, 2002, the Company signed a one-year promissory note due March 31, 2003 that established a $1.5 million line of credit (the “LOC”) with Bank of America, N.A. (“B of A”). Borrowings under this LOC bear interest at B of A’s prime rate less one-half percent (3.75% at December 31, 2002). Repayment of such borrowings is personally guaranteed by the Company’s Chief Executive Officer and one of its Directors (the “Guarantors”). There is no balance outstanding under this LOC as of December 31, 2002 and December 31, 2001. The entire $1.5 million is available for borrowing at December 31, 2002. The Company expects to renew this line of credit agreement upon expiration of the promissory note.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Future minimum annual rental obligations under non-cancelable operating leases as of December 31, 2002 are as follows:

2003 (net of sublease income of $70,000)	$229,000
2004	291,000
2005	269,000
2006	275,000
2007	178,000

Total rental obligation	$1,242,000

Rental expense was $248,000, $301,000 and $398,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Litigation

On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.” was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer, which generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL has subsequently added Transcend’s insurance carriers as defendants to the lawsuit.

The Company intends to vigorously defend all claims made by OLOL. The lawsuit is in an early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect that their outcome may have on the Company’s financial condition or operating results. There can be no assurances that this litigation will not have a material adverse effect on the Company’s results of operations or the Company’s financial condition.

On July 9, 2001, Provider HealthNet Services, Inc. (“PHNS”) made a written demand for payment from Transcend in the amount of approximately $750,000. The demand was based on allegations that Transcend had breached certain representations and warranties contained in an Asset Purchase Agreement between PHNS and Transcend entered into on October 13, 2000. Thereafter, Transcend made a counter-demand against PHNS for payment of approximately $93,000 owed under that same Asset Purchase Agreement. The parties submitted all disputes in this matter to binding arbitration. On March 11, 2002, The Final Order of the Arbitrator, as amended, awarded a net settlement in the amount of approximately $6,000 to PHNS.

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

During 2002 the Company was involved in a dispute with the Internal Revenue Service regarding the timely payment of payroll taxes in prior years. This dispute was resolved without any penalty or interest expense to the Company during the fourth quarter of 2002.

In addition, the Company is a party to various lawsuits encountered in the normal course of business and believes that it has meritorious defenses to the related claims and assertions, however, there can be no assurance that the Company will be successful in defending such claims and assertions.

6. RETIREMENT PLAN

The Company maintains a 401(k) retirement plan that covers substantially all eligible employees. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. The Company matches employee contributions on a discretionary basis as determined by the Company’s Board of Directors. There have been no Company matching contributions for 2002, 2001 and 2000.

7. TRANSACTIONS WITH RELATED PARTIES

On March 23, 1999, the Company sold unregistered shares of its common stock to certain executive officers at a market value of $620,000. In connection with the sale, the executive officers issued promissory notes payable to the Company. In December 1999, the Company exchanged the promissory notes for the unregistered shares, which were held in Treasury at December 31, 2000 and 1999. These shares held in Treasury were retired in 2001.

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

On December 28, 2001, the Company sold 100,000 shares of its unregistered common stock (the “Stock”) on a contingent basis to certain of the Company’s officers at market value of $126,000 as determined by the closing price reported on the Nasdaq SmallCap Market on that date. The issuance of the Stock was made in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. As consideration for the sale, the officers issued interest bearing, secured promissory notes in the aggregate amount of $126,000 payable to the Company on January 15, 2003 (the “Notes”). The Notes were secured by the Stock. The sale was contingent upon the Company’s stock trading at or above $4.00 per share for ten consecutive days during 2002. Since the Company’s stock did not trade at or above the required price in 2002, the officers surrendered the Stock to the Company for cancellation and retirement and the Notes were cancelled on December 30, 2002.

8. STOCKHOLDERS’ EQUITY

The Company has authorized 6,000,000 shares of common stock at $.05 par value, and 21,000,000 shares of preferred stock, at $.01 par value.

On November 14, 1997, the Company raised approximately $5.3 million in cash through a private placement of 212,800 shares of newly issued Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The Series A Preferred Stock has a $.01 par value, $25.00 stated value, and a dividend of 9% payable quarterly. The shares of Series A Preferred Stock are convertible into shares of common stock at any time at the option of the holder at a conversion price of $16.875 per share. Under certain circumstances the Company may, at its option, redeem the Series A Preferred Stock, in whole or in part, at 100% of its stated value together with all accrued and unpaid dividends to the redemption date.

The holders of the Series A Preferred Stock may convert the Series A Preferred Stock into shares of Common Stock within 60 days following the Company’s notice of redemption.

Effective January 14, 2000, the Company issued 60,000 shares Series B Convertible Preferred Stock with a stated value of $25.00 per share pursuant to the conversion of $1.5 million of unsecured promissory notes held by certain related parties (see Note 7).

On January 14, 2000, the Company effected a 1-for-5 reverse stock split of its common stock. All common shares and per share amounts have been restated to reflect the effects of the stock split.

9. STOCK OPTIONS AND WARRANTS

The Company has established two stockholder-approved stock option plans (the “Plans”) for its key employees, Directors and key consultants. The Company does not have any equity compensation plans that were not approved by the Company’s stockholders. The Plans provide for the issuance of incentive stock options and non-statutory options. Under the Plans, options are granted for the purchase of the Company’s common stock at the approximate fair value, as defined in the option agreement, on the date of grant.

The following is a summary of stock option transactions:

	NUMBER OF OPTIONS	AVERAGE PRICE PER SHARE	WEIGHTED AVERAGE PRICE PER SHARE
Options outstanding at December 31, 1999	341,000	$0.25 to $56.25	$7.95
Granted	180,000	$1.34 to $3.50	$2.32
Forfeited	(138,000)	$0.25 to $56.25	$10.78
Exercised	(28,000)	$2.63 to $3.00	$3.00

Options outstanding at December 31, 2000	355,000	$1.34 to $27.50	$3.55
Granted	162,000	$1.10 to $2.50	$1.63
Forfeited	(99,000)	$1.34 to $27.50	$4.65
Exercised	(10,000)	$1.72	$1.72

Options outstanding at December 31, 2001	408,000	$1.10 to $18.13	$2.56
Granted	86,000	$0.74 to $1.25	$0.86
Forfeited	(60,000)	$1.23 to $15.6250	$3.23
Exercised	—	—	$—

Options outstanding at December 31, 2002	434,000	$0.74 to $18.13	$2.13

Options eligible for exercise at December 31, 2002	212,000

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	434,000	$2.13	289,000

The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company’s common stock granted during 2002, 2001 and 2000 to employees and Directors of the Company using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2002	2001	2000
Risk-free interest rate	2.65%	4.25%	5.65%-6.65%
Expected dividend yield	—	—	—
Expected life	Four years	Four years	Four years
Expected volatility	64%	63%	88%

The total fair value of the options granted during the years ended December 31, 2002, 2001 and 2000 was computed to be approximately $34,000, $128,000 and $124,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s reported pro forma net income (loss) for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

	2002	2001	2000
Net income (loss) attributable to common stockholders:
As reported	$412,000	$(1,067,000)	$(1,188,000)
Pro forma	$319,000	$(1,184,000)	$(1,662,000)
Basic and diluted net income (loss) per share attributable to common stockholders:
As reported	$0.09	$(0.24)	$(0.27)
Pro forma	$0.07	$(0.27)	$(0.38)

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar prices and grant dates:

	Options Outstanding			Options Exercisable
Actual Range of Exercise Price	Outstanding at December 31, 2002	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2002	Weighted Average Exercise Price
$0.74—$ 1.09	72,000	10.0 years	$ 0.79	-0-	N/A
$1.10—$ 1.50	151,000	8.5 years	$ 1.27	53,000	$ 1.30
$1.51—$ 2.00	121,000	7.4 years	$ 1.75	91,000	$ 1.73
$2.01—$ 5.00	70,000	7.7 years	$ 2.95	49,000	$ 2.89
$5.01—$18.13	20,000	5.7 years	$12.86	19,000	$13.26

$0.74—$18.13	434,000	8.2 years	$ 2.13	212,000	$ 2.90

10. INCOME TAXES

Since the Company’s taxable income for the year ended December 31, 2002 was offset by available net operating loss carry-forwards and the Company generated net losses for income tax purposes in the years ended December 31, 2001 and 2000, no income tax provision has been recorded in 2002, 2001 or 2000. The Company reported an income tax benefit of $116,000 in 2001 due to the elimination of deferred income tax liabilities of $121,000 established in prior years that are no longer required, offset slightly by state income taxes of $5,000.

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001, were as follows:

	2002	2001
Deferred tax liabilities:
Exercise of stock options	$0	$(358,000)

	0	(358,000)
Deferred tax assets:
Net operating loss carry-forwards	7,605,000	8,366,000
Cash-basis deferral	20,000	24,000
Accrued liabilities	0	15,000
Valuation allowance	(7,625,000)	(8,047,000)

Net deferred tax (liabilities)	$0	$0

At December 31, 2002, the Company had net operating loss carry-forwards of approximately $19,500,000 that may be used to reduce future income taxes. If not utilized these carry-forwards will begin to expire in 2009. The Company has established a valuation allowance of $7,625,000 and $8,047,000 at December 31, 2002 and 2001, respectively, due to the uncertainty regarding the realizability of certain deferred tax assets, including its net operating loss carry-forwards.

	2002	2001	2000
Reconciliation of Tax Rates:
Federal	34%	34%	34%
State	5%	5%	5%
Net operating loss carry-forwards	0%	0%	0%
Valuation allowance	(39%)	(55%)	(39%)

Effective tax rate	0%	(16%)	0%

11. ACQUISITIONS AND DIVESTITURES

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

On October 13, 2000, the Company completed the sale of its Co-Sourcing and CodeRemote business units (the “Businesses”) to Provider HealthNet Services, Inc. (“PHNS”) pursuant to an Asset Purchase Agreement (the “Agreement”) with PHNS. Transcend received approximately $4.7 million in cash with the potential to receive additional consideration payable over the subsequent five years. The Company received additional consideration of $9,000 in 2002 of which $6,000 related to 2001. See Note 5. The amount of future consideration, if any, will be based on a fixed percentage of certain defined future revenue recognized by PHNS from the Businesses. The Company reported an $89,000 gain on the disposition in 2000.

If the disposition of the Businesses had taken place on January 1, 2000, pro forma consolidated revenue and gross profit for continuing operations were $15,921,000 and $3,544,000 respectively, in 2000. Such pro forma amounts are not necessarily indicative of what actual results of operations might have been if the disposition had been effective on January 1, 2000. Management evaluated the performance of its transcription operations and certain business segments, including Co-Sourcing and CodeRemote, on the basis of revenue and gross profit. Since many of the assets and operating expenses of these sold operations and segments are not separately identifiable, these divestitures are not reported as discontinued operations. See Notes 2 and 12.

12. SEGMENT INFORMATION

Subsequent to the sale of certain assets and the operations of Cascade Health Information Software, Inc. (“Cascade”) on May 31, 2002, the Company operates in one, and only one, reportable segment. All information presented in the accompanying consolidated financial statements has been restated to classify Cascade as discontinued operations. The continuing operations of the Company were devoted exclusively to one reportable segment (medical transcription) in 2002 and 2001. The Company’s continuing operations were devoted to three segments (medical transcription, hospital medical records management and remote coding of medical records) for the ten-month and thirteen-day period ended October 13, 2000 and to one segment (medical transcription) for the remainder of 2000. The Company referred to these three segments as Transcription Services, Co-Sourcing and CodeRemote, respectively. In 2000 the Company evaluated the performance of Transcription Services, Co-Sourcing and CodeRemote based on revenue and gross profit as presented below:

	Revenue	Gross Profit
Transcription Services	$13,666,000	$2,128,000
Co-Sourcing	9,678,000	1,179,000
CodeRemote	663,000	54,000

Total	$24,007,000	$3,361,000

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2002
Revenue	$2,913,000	$2,989,000	$2,988,000	$3,335,000
Gross profit	$783,000	$714,000	$738,000	$1,075,000
Net income (loss) attributable to common shareholders (1)	$(229,000)	$704,000	$(224,000)	$161,000
Diluted net income (loss) per share attributable to common stockholders	$(0.05)	$0.16	$(0.05)	$0.04

2001
Revenue	$2,901,000	$2,916,000	$2,993,000	$3,007,000
Gross profit	$762,000	$695,000	$730,000	$752,000
Net income (loss) attributable to common shareholders (1)	$69,000	$(1,016,000)	$(122,000)	$2,000
Diluted net income (loss) per share attributable to common stockholders	$0.02	$(0.23)	$(0.03)	$0.00

(1)	The following unusual items are included in the determination of net income (loss) attributable to common stockholders: (a) (loss) gain on legal settlement of $(576,000) in the second quarter of 2001, related to TCM (see Note 3); (b) gain (loss) on sales of assets of $962,000 in the second quarter of 2002, $(6,000) in the third quarter of 2002, and $(2,000) in the fourth quarter of 2002, related to the Cascade sale on May 31, 2002 (see Note 2); (c) income tax benefit of $121,000 in the first quarter of 2001 due to the elimination of deferred tax liabilities established in prior years that are no longer required (see Note 10); (d) gain on sale of assets of $200,000 and $353,000 in the third and fourth quarters of 2001, respectively, related to an earn-out payment from the sale of certain medical transcription services operations and certain contracts in 1999 (see Note 11); and (e) gain on sale of assets of $3,000 in the fourth quarter of 2002, related to the sales of Co-Sourcing and Code Remote business units during October 2000 (see Note 11).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 6, 2001, the Audit Committee of the Company’s Board of Directors dismissed Arthur Andersen LLP (“AA”) and appointed Miller Ray & Houser LLP (“MR&H”) as the Company’s independent auditors for the year ended December 31, 2001. AA’s report on the Company’s consolidated financial statements for the year ended December 31, 2000 contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and AA on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure at any time. AA confirmed the Company’s representations in a letter to the Securities and Exchange Commission filed with the Company’s Current Report on Form 8-K dated September 6, 2001 regarding the change in the Company’s certifying accountant.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosures required herein are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2003 Annual Meeting of Stockholders to be held May 6, 2003.

ITEM 11. EXECUTIVE COMPENSATION

The disclosures required herein are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2003 Annual Meeting of Stockholders to be held May 6, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The disclosures required herein are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2003 Annual Meeting of Stockholders to be held May 6, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The disclosures required herein are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2003 Annual Meeting of Stockholders to be held May 6, 2003.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls on a quarterly and annual basis. During the period from January 13, 2003 through January 23, 2003 (the evaluation dates related to this annual report on Form 10-K for the year ended December 31, 2002) management, including the Company’s principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on its evaluation, our principal executive and financial officer has concluded that these controls and procedures are operating effectively. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation. Management noted no significant deficiencies in the design or operation of the Company’s internal controls and the Company’s auditors were so advised.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report for Transcend Services, Inc.:

1. Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Public Accountants listed below are included in Item 8.

Reports of Independent Public Accountants.

Consolidated Balance Sheets as of December 31, 2002 and 2001

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Financial Statement Schedules are not required

(b) Reports on Form 8-K.

The Company did not file any reports of Form 8-K during the quarter ended December 31, 2002.

(c). Exhibits.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (i) a Registration Statement on Form S-3 under the Securities Act of 1933 for the Company, Registration No. 333-19177, filed on January 2, 1997 (referred to as “S-3”); (ii) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-37685, filed on November 8, 1990 (referred to as “1990 S-8”); (iii) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-57072, filed on January 15, 1993 (referred to as “1993 S-8”); (iv) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 333-16213, filed on November 15, 1996 (referred to as “1996 S-8”); (v) the Company’s Annual Report on form 10-K for the year ended May 31, 1993 (referred to as “1993 10-K”); (vi) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (referred to as “6/30/95 10-Q”); (vii) Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (referred to as “9/30/96 10-Q/A No. 1”); (viii) the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (referred to as 12/31/98 10-K); (ix) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (referred to as 3/31/98 10-Q); (x) the Company’s Current Report on Form 8-K relating to an event which occurred April 28, 1998 (referred to as 4/28/98 8-K); (xi) the Company’s Current Report on Form 8-K/A relating to an event which occurred December 23, 1998 (referred to as 12/23/98 8-K/A); (xii) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (referred to as “3/31/97” 10-Q”); (xiii) the Company’s Current Report on Form 8-K filed December 27, 1999 (referred to as “12/27/99 8-K”); (xiv) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (referred to as “6/30/00 10-Q); (xv) the Company’s Current Report on Form 8-K filed October 30, 2000 (referred to as “10/30/00 8-K”); (xvi) the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (referred to as “2000 10-K”); (xvii) the Company’s Current Report on Form 8-K filed on September 6, 2001 (referred to as “9/6/01 8-K”) or (xviii) the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (referred to as “2001 10-K”).

EXHIBIT NO.		DESCRIPTION

*2.1	—	Merger Agreement dated April 16, 1997 for acquisition of DocuMedX (3-31-97 10-Q, Exhibit 2.6)

*2.2	—	Purchase and Sale agreement dated March 16, 1998 with CORE, INC. for the sale of the net assets of Transcend Case Management, Inc. (12/31/98 10-K)

*2.3	—	Merger and Reorganization Agreement dated April 28, 1998 for acquisition of Health Care Information Systems, Inc. (4/28/98 8-K, Exhibit 2(a))

*2.4	—	Assignment and Assumption agreement dated December 23, 1998 with TCM Services, Inc. (12/23/98 8-K/A, Exhibit 2(a))

*2.5	—	Asset Purchase Agreement dated December 9, 1999 with Medquist Transcriptions, Ltd. for the sale of net assets and contracts of Transcend Services, Inc. (12/27/99 8-K, Exhibit 2(a))

*2.6	—	Asset Purchase Agreement dated December 16, 1999 with Medquist Transcriptions, Ltd. for the sale of net assets and contracts of Transcend Services, Inc. (12/27/99 8-K, Exhibit 2(d))

*2.7	—	Asset Purchase Agreement dated October 13, 2000 with Provider HealthNet Services, Inc. (10/30/00 8-K, Exhibit 2.7)

*3.1.1	—	Certificate of Incorporation (6/30/95 10-Q, Exhibit 3)

*3.1.2	—	Certificate of Designation of Series A Convertible Preferred Stock (12/31/98 10-K)

*3.1.3	—	Certificate of Designation of Series B Convertible Preferred Stock (2000 10-K)

*3.1.4	—	Certificate of Amendment of the Certificate of Incorporation (2000 10-K)

*3.2	—	Bylaws (as restated) (1993 10-K, Exhibit 3(a))

EXHIBIT NO.		DESCRIPTION

*4.1	—	1990 Employee Stock Purchase Plan (1990 S-8, Exhibit 4)

*4.2	—	1992 Stock Option Plan, as amended (1993 S-8, Exhibit 4(a))

*4.3	—	1992 Stock Option Plan, as Amended and Restated (1996 S-8, Exhibit 4.1)

*4.9	—	Warrant to Purchase Common Stock Granted to Silicon Valley Bank (9/30/96 10-Q/A No. 1, Exhibit 4.4)

*4.10	—	Silicon Valley Bank Antidilution Agreement (9/30/96 10-Q/A No. 1, Exhibit 4.5)

*4.11	—	Silicon Valley Registration Rights Agreement (9/30/96 10-Q/ No. 1, Exhibit 4.6)

*4.12	—	DVI Financial Services Inc. Loan and Security Agreement (3/31/98 10-Q, Exhibit 10.14.1))

*4.13	—	Promissory Note between the Company and Walter S. Huff, Jr. (6/30/00 10-Q, Exhibit 4.13)

*4.14	—	Promissory Note between the Company and Larry G. Gerdes (6/30/00 10-Q, Exhibit 4.14)

*4.15	—	2001 Stock Option Plan (2001 10-K)

*10.3	—	Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, as Amended and Restated (1996 S-8, Exhibit 4.2)

*10.9	—	Form of indemnification agreement (1993 10-K, Exhibit 10(a))

*10.10	—	Letter Agreement dated December 5, 1996 by and between the Company and VHA, Inc. (S-3, Exhibit 10.1)

*10.11	—	Services Agreement dated December 5, 1996 by and between the Company and VHA, Inc. (S-3, Exhibit 10.2)

*16.1	—	Letter from Arthur Andersen re: Change in Certifying Accountant (9/6/01 8-K)

21.1	—	Subsidiaries of the Registrant

23.1	—	Consent of Miller Ray & Houser LLP

99.1	—	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transcend Service, Inc.

By:	/s/ Larry G. Gerdes
Larry G. Gerdes President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (Principal Executive, Financial and Accounting Officer)

Dated: February 10, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry G. Gerdes	Director, President, Chief Executive Officer,	February 10, 2003
Larry G. Gerdes	Chief Financial Officer and Chief AccountingOfficer (Principal Executive, Financial and Accounting Officer)

/s/ Joseph P. Clayton	Director
Joseph P. Clayton		February 10, 2003

/s/ Walter S. Huff, Jr.	Director	February 10, 2003
Walter S. Huff, Jr.

/s/ Charles E. Thoele	Director	February 10, 2003
Charles E. Thoele

CERTIFICATION

I, Larry G. Gerdes, certify that:

1. I have reviewed this annual report on Form 10-K of Transcend Services, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the period covered by the quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant (including its consolidated subsidiaries) is made known to me by others within these entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant’s auditors and audit committee of the registrant’s board of directors:

a) All significant deficiencies in the design or operation of the registrant’s internal controls which could adversely affect the company’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in the internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Larry G. Gerdes
Larry G. Gerdes President, Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (Principal Executive, Financial and Accounting Officer)

Date: February 10, 2003