Form 10-Q
period 2003-03-31
TRANSCEND SERVICES INC
filed 2003-04-30
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-18217

TRANSCEND SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0378756
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at April 23, 2003
Common Stock, $.05 par value	4,444,193 Shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$905,000	$782,000
Accounts receivable, net of allowance for doubtful accounts of $83,000 at March 31, 2003 and $50,000 at December 31, 2002	964,000	947,000
Prepaid expenses and other current assets	212,000	101,000

Total current assets	2,081,000	1,830,000

Property and equipment:
Computer equipment	1,658,000	1,534,000
Software development	1,707,000	1,702,000
Furniture and fixtures	162,000	162,000

Property and equipment	3,527,000	3,398,000
Accumulated depreciation	(2,247,000)	(2,082,000)

Property and equipment, net	1,280,000	1,316,000

Note receivable and other assets	64,000	69,000

Total assets	$3,425,000	$3,215,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,000	$154,000
Accrued compensation and benefits	415,000	397,000
Other accrued liabilities	272,000	243,000

Total current liabilities	878,000	794,000

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized:
Series A convertible preferred stock; 212,800 shares issued and outstanding at March 31, 2003 and December 31, 2002	2,000	2,000
Series B convertible preferred stock; 60,000 shares issued and outstanding at March 31, 2003 and December 31, 2002	1,000	1,000
Common Stock, $.05 par value; 6,000,000 shares authorized, 4,443,443 and 4,413,143 shares issued and outstanding at March 31, 2003 and December 31, 2002.	222,000	220,000
Additional paid-in capital	28,064,000	28,020,000
Accumulated deficit	(25,742,000)	(25,822,000)

Total stockholders’ equity	2,547,000	2,421,000

Total liabilities and stockholders’ equity	$3,425,000	$3,215,000

The accompanying notes are an integral part of these consolidated balance sheets.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	3/31/03	3/31/02

Revenue	$3,481,000	$2,913,000
Direct costs	2,371,000	2,130,000

Gross profit	1,110,000	783,000

Operating expenses:
Sales and marketing	202,000	84,000
Research and development	111,000	84,000
General and administrative	599,000	590,000

Total operating expenses	912,000	758,000

Operating income	198,000	25,000
Interest income (expense), net	1,000	(1,000)

Income from continuing operations	199,000	24,000
Loss from discontinued operations	0	(133,000)

Net income (loss)	199,000	(109,000)
Dividends on preferred stock	(119,000)	(120,000)

Net income (loss) attributable to common stockholders	$80,000	$(229,000)

Basic income (loss) per share:
From continuing operations	$0.02	$(0.02)
From discontinued operations	0.00	(0.03)

Net income (loss) attributable to common stockholders	$0.02	$(0.05)

Weighted average shares outstanding	4,427,000	4,513,000

Diluted income (loss) per share
From continuing operations	$0.02	$(0.02)
From discontinued operations	0.00	(0.03)

Net income (loss) attributable to common stockholders	$0.02	$(0.05)

Weighted average shares outstanding	4,486,000	4,513,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$80,000	$(229,000)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	165,000	168,000
Loss related to discontinued operations	0	133,000
Preferred stock dividends	119,000	120,000
Changes in assets and liabilities:
Accounts receivable, net	(17,000)	(3,000)
Prepaid expenses and other current assets	(111,000)	(92,000)
Notes receivable and other assets	5,000	(1,000)
Accounts payable	37,000	(32,000)
Accrued liabilities	47,000	(47,000)

Total adjustments	245,000	246,000

Net cash provided by continuing operations	325,000	17,000
Net cash used in discontinued operations	0	(153,000)

Net cash provided by (used in) operating activities	325,000	(136,000)

Cash flows from investing activities:
Capital expenditures	(129,000)	(35,000)

Net cash used in investing activities	(129,000)	(35,000)

Cash flows from financing activities:
Preferred stock dividends	(119,000)	(120,000)
Proceeds from issuances of common stock	46,000	0

Net cash used in financing activities	(73,000)	(120,000)

Net increase (decrease) in cash and cash equivalents	123,000	(291,000)
Cash and cash equivalents, at beginning of period	782,000	304,000

Cash and cash equivalents, at end of period	$905,000	$13,000

Supplemental cash flow information:
Cash paid for interest expense	$0	$1,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003 and 2002

(Unaudited)

(1) The accompanying consolidated financial statements are unaudited and have been prepared by the management of Transcend Services, Inc. (the “Company” or “Transcend”) in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for the fair presentation of the consolidated financial position, results of operations and cash flows, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2002. Footnote disclosure that substantially duplicates the disclosure contained in that document has been omitted.

(2) On May 31, 2002, the Company sold certain assets and the operations of Cascade Health Information Software, Inc. (“Cascade”), a wholly owned subsidiary of the Company, to QuadraMed Corporation for $911,000 in cash, which resulted in a gain on the sale of assets of $954,000. All information presented in the accompanying consolidated financial statements has been restated to classify Cascade as discontinued operations. As a result of the sale of Cascade, the Company now operates in one, and only one, reportable business segment as a provider of medical transcription services. Cascade reported revenue of $345,000 and a net loss of $133,000 for the three months ended March 31, 2002.

(3) Effective April 1, 2002, the Company changed the estimated useful life of its proprietary T2K transcription system from four to six years to reflect the success of the Company’s on-going software maintenance and enhancement efforts, which are expensed as incurred, in extending the useful life of the system. This change reduced amortization expense by approximately $17,000 per month, or $51,000 (approximately $0.01 per share) for the three months ended March 31, 2003.

(4) The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts and for operating loss and tax credit carry-forwards.

(5) The Company follows SFAS No. 128, “Earnings per Share.” That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. Potentially dilutive securities were antidilutive and therefore are not included in diluted loss per share calculations in the accompanying statements of operations for the three months ended March 31, 2002.

(6) The Company accounts for comprehensive income (loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income. The Company’s comprehensive income (loss) was equivalent to its net income (loss) attributable to common stockholders for the three months ended March 31, 2003 and 2002.

(7) On March 21, 2003, the Company extended the maturity date of its $1.5 million line of credit to March 31, 2004. Repayment of borrowings, if any, under this line of credit are personally guaranteed by the Company’s Chief Executive Officer and one of its Directors.

(8) On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.” was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL has subsequently added Transcend’s insurance carriers as defendants to the lawsuit.

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

Results of Operations

Transcend Services, Inc. (the “Company”) provides medical transcription services to the healthcare industry. Powered by its web-based voice and data distribution technology, the Company’s home-based medical language specialists document patient care by converting physicians’ voice recordings into electronic medical record documents. During 2002, Transcend began offering a separate transcription product line (“ECHO”) to small and medium-sized clinics and physician groups of all sizes. On May 31, 2002, the Company sold certain assets and the operations of its wholly owned subsidiary, Cascade Health Information Software, Inc. (“Cascade”). Cascade previously provided software for the coding and abstracting of patient medical records and is presented as discontinued operations in 2002.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Revenue increased $568,000, or 19%, to $3.5 million for the three months ended March 31, 2003 when compared to revenue of $2.9 million for the three months ended March 31, 2002. The net addition of 20 customers since the first quarter of 2002 contributed revenue of $510,000 and resulted in additional monthly base revenue of approximately $200,000 as of March 31, 2003 when compared to March 31, 2002. This increase in revenue between periods is also due to revenue of $58,000 from Transcend’s new product line (“ECHO”).

Gross profit increased $327,000, or 42%, to $1.1 million for the three months ended March 31, 2003 when compared to the gross profit amount in the comparable prior year period. Gross profit as a percentage of revenue increased to 32% in the first quarter of 2003 compared to 27% in the first quarter of 2002. The increase in gross profit margin is primarily due to relatively higher margins on revenue from ECHO and other new customers when compared to the margins on revenue from customers during the three months ended March 31, 2002.

Sales and marketing expenses increased $118,000, or 140%, to $202,000 in the first quarter of 2003 compared to the same period in 2002. As a result, sales and marketing expenses as a percentage of revenue increased to 6% in the first quarter of 2003 compared to 3% in the first quarter of 2002. The increase in sales and marketing expense is primarily due to increased commissions of $73,000 on new sales, outsourced marketing services of $18,000 and an increase in the size of the sales force and related recruiting, salary and travel expenses of $21,000.

Research and development expenses increased $27,000, or 32%, to $111,000 in the first quarter of 2003 when compared to the amount in the prior year period and were 3% of revenue in both periods. The increase is primarily due to a reassignment of technology resources from other areas to work on transcription technology development projects. The Company believes that the size of its current research and development staff is sufficient to accomplish its planned development activities for the remainder of the year.

General and administrative expenses increased $9,000, or 2%, to $599,000, primarily due to an increase in the bad debt reserve of $33,000 partially offset by decreased depreciation expense of $27,000 in the first quarter of 2003 when compared to the amount in the prior year period.

The Company reported net interest income of $1,000 that was earned primarily on the investment of cash in overnight money market funds for the three months ended March 31, 2003 compared to net interest expense of $1,000 due to infrequent periodic insignificant borrowings under the Company’s line of credit during the three months ended March 31, 2002.

The Company reported a loss from discontinued operations of $133,000 in the first quarter of 2002 attributable to Cascade’s operations that were sold during the second quarter of 2002. The loss is primarily due to relatively low software revenue from new customers in the first quarter of 2002.

Liquidity and Capital Resources

The proceeds of $911,000 from the Company’s sale of certain assets and the operations of Cascade during the second quarter of 2002 and the Company’s profitable and positive cash flow operations during the fourth quarter of 2002 and the first quarter of 2003 contributed significantly to the Company’s current financial condition. As of March 31, 2003, the Company had cash and cash equivalents of $905,000, working capital of $1,203,000, no debt and full availability of its $1.5 million line of credit, which expires on March 31, 2004.

Net cash provided by operating activities totaled $325,000 for the three months ended March 31, 2003 due primarily to profitable operations and non-cash depreciation and amortization expenses.

Net cash used in investing activities of the Company were capital expenditures of $129,000, primarily for computer hardware and software upgrades and enhancements.

Net cash used in financing activities of the Company during the three months of 2003 were the payments of the quarterly preferred stock dividends of $119,000 partially offset by the issuance of common stock to certain preferred shareholders who elected to receive common stock in lieu of cash dividends at the February 15, 2003 preferred stock dividend date.

To simplify its capital structure and to eliminate the adverse cash and net income effects of the preferred stock dividends, the Company is currently soliciting its stockholders’ approval to redeem a portion of its preferred stock and convert the remaining preferred stock to common stock at its annual meeting of stockholders scheduled for May 6, 2003 (the “Preferred Stock Strategy”). If the stockholders approve the Preferred Stock Strategy, the Company is required to expend $800,000 cash to redeem a portion of the preferred stock. The Company projects that $600,000 of this total cash expenditure would occur in the second quarter of 2003, $100,000 in the fourth quarter of 2003 and the remaining $100,000 in the first quarter of 2004.

Aside from cash available under its $1.5 million line of credit referred to above, during the fourth quarter of each year between 2003 and 2005 inclusive, the Company has potential cash resources of an undetermined amount of earn-out payments, if any, payable by Provider HealthNet Services, Inc. (“PHNS”) based on a fixed percentage of certain defined future revenue recognized by PHNS from the Co-Sourcing and CodeRemote businesses sold to PHNS by Transcend in October 2000.

The Company is a defendant in the OLOL lawsuit. See Note 8 to the Consolidated Financial Statements included with this report and “Legal Proceedings”. It is unlikely that the outcome of the OLOL matter will be known in 2003. However, if the outcome of the OLOL lawsuit is unfavorable to Transcend, the Company would most likely appeal the verdict or decision. Nonetheless, the OLOL lawsuit could have a material adverse effect on the Company’s results of operations and financial condition in the future.

Absent a material adverse outcome from the lawsuit discussed above, the Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit and potential cash from the PHNS earn-out agreement, if any, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business, meet its Series A Convertible Preferred Stock dividend payment requirements and fund the Preferred Stock Strategy during the remainder of 2003 and for the foreseeable future.

Impact of Inflation

Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company’s ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material exposure to market risk from derivatives or other financial instruments as of March 31, 2003.

Item 4. Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls on a quarterly basis. On April 16, 2003 (the evaluation date related to this quarterly report on Form 10-Q for the quarterly period ended March 31, 2003) management, including the Company’s principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on its evaluation, our principal executive and financial officer has concluded that these controls and procedures are operating effectively. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation. Management noted no significant deficiencies in the design or operation of the Company’s internal controls and the Company’s auditors were so advised.

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

Item 2. Changes in Securities and Use of Proceeds

On February 15, 2003, certain holders of the Company’s Series A Convertible Preferred Stock elected to receive their quarterly cash dividends in the aggregate amount of $45,450 in the form of 30,300 shares of unregistered common stock of the Company. The closing stock price per share as reported on the Nasdaq SmallCap Market was $1.50 on February 14, 2003, the last trading day before the transaction. The issuance of securities described above was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. The offers and sales of the above securities were made without any public solicitation and the stock certificates bear restrictive legends. No underwriter was involved in the transaction and no commissions were paid.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 99.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The following report on Form 8-K was filed during the three months ended March 31, 2003:

(1) Form 8-K, dated and filed January 22, 2003, a press release announcing the Company’s unaudited operating results for the three months and year ended December 31, 2002 and its unaudited financial condition as of December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRANSCEND SERVICES, INC.

April 30, 2003	By:	/s/ LARRY G. GERDES
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

4. I am responsible for establishing and maintaining disclosure controls and procedures for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant (including its consolidated subsidiary) is made known to me by others within these entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 30, 2003

/ S / LARRY G. GERDES
Larry G. Gerdes Chief Executive Officer and Chief Financial Officer