Form 10-Q
period 2003-06-30
TRANSCEND SERVICES INC
filed 2003-08-05
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐     No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at July 31, 2003
Common Stock, $.05 par value	7,316,565 Shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSCEND SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$960,000	$782,000
Accounts receivable, net of allowance for doubtful accounts of $48,000 at June 30, 2003 and $50,000 at December 31, 2002	919,000	947,000
Prepaid expenses and other current assets	303,000	101,000

Total current assets	2,182,000	1,830,000

Property and equipment:
Computer equipment	1,730,000	1,534,000
Software development	1,718,000	1,702,000
Furniture and fixtures	162,000	162,000

Property and equipment	3,610,000	3,398,000
Accumulated depreciation	(2,410,000)	(2,082,000)

Property and equipment, net	1,200,000	1,316,000

Note receivable and other assets	52,000	69,000

Total assets	$3,434,000	$3,215,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$127,000	$154,000
Accrued compensation and benefits	425,000	397,000
Other accrued liabilities	209,000	243,000

Total current liabilities	761,000	794,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 and 21,000,000 shares authorized at June 30, 2003 and December 31, 2002, respectively:
Series A convertible preferred stock; 32,000 and 213,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively.	0	2,000
Series B convertible preferred stock; 0 and 60,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	0	1,000
Common Stock, $.05 par value; 15,000,000 and 6,000,000 shares authorized at June 30, 2003 and December 31, 2002, respectively: 7,317,000 and 4,413,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	366,000	220,000

Additional paid-in capital	27,919,000	28,020,000
Accumulated deficit	(25,612,000)	(25,822,000)

Total stockholders’ equity	2,673,000	2,421,000

Total liabilities and stockholders’ equity	$3,434,000	$3,215,000

The accompanying notes are an integral part of these consolidated balance sheets.

TRANSCEND SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	6/30/03	6/30/02	6/30/03	6/30/02
Revenue	$3,393,000	$2,989,000	$6,874,000	$5,902,000
Direct costs	2,321,000	2,275,000	4,692,000	4,405,000

Gross profit	1,072,000	714,000	2,182,000	1,497,000

Operating expenses:
Sales and marketing	206,000	116,000	408,000	200,000
Research and development	112,000	86,000	223,000	170,000
General and administrative	562,000	673,000	1,161,000	1,263,000

Total operating expenses	880,000	875,000	1,792,000	1,633,000

Operating income (loss)	192,000	(161,000)	390,000	(136,000)
Gain on sale of assets	0	962,000	0	962,000
Interest expense, net	(1,000)	(1,000)	0	(2,000)

Income before income tax and discontinued operations	191,000	800,000	390,000	824,000
Income tax (expense) benefit	0	0	0	0

Income from continuing operations	191,000	800,000	390,000	824,000
Income (loss) from discontinued operations	0	24,000	0	(109,000)

Net income	191,000	824,000	390,000	715,000
Dividends on preferred stock	(61,000)	(120,000)	(180,000)	(240,000)

Net income attributable to common stockholders	$130,000	$704,000	$210,000	$475,000

Basic income (loss) per share:
From continuing operations	$0.03	$0.15	$0.05	$0.13
From discontinued operations	0.00	0.01	0.00	(0.02)

Net income attributable to common stockholders	$0.03	$0.16	$0.05	$0.11

Weighted average shares outstanding	4,634,000	4,513,000	4,531,000	4,513,000

Diluted income (loss) per share
From continuing operations	$0.03	$0.15	$0.05	$0.13
From discontinued operations	0.00	0.01	0.00	(0.02)

Net income attributable to common stockholders	$0.03	$0.16	$0.05	$0.11

Weighted average shares outstanding	4,815,000	4,525,000	4,658,000	4,526,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income attributable to common stockholders	$210,000	$475,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	328,000	341,000
Gain on sale of assets	0	(962,000)
Loss related to discontinued operations	0	109,000
Preferred stock dividends	180,000	240,000
Changes in assets and liabilities:
Accounts receivable, net	28,000	50,000
Prepaid expenses and other current assets	(202,000)	31,000
Notes receivable and other assets	17,000	(10,000)
Accounts payable	(27,000)	(82,000)
Accrued liabilities	(6,000)	(93,000)

Total adjustments	318,000	(376,000)

Net cash provided by continuing operations	528,000	99,000
Net cash used in discontinued operations	0	(197,000)

Net cash provided by (used in) operating activities	528,000	(98,000)

Cash flows from investing activities:
Capital expenditures	(212,000)	(180,000)
Proceeds from disposition of assets	0	911,000

Net cash provided by (used in) investing activities	(212,000)	731,000

Cash flows from financing activities:
Preferred stock dividends	(180,000)	(240,000)
Preferred stock redemption/conversion expenses	(28,000)	0
Proceeds from issuances of common stock	70,000	0

Net cash used in financing activities	(138,000)	(240,000)

Net increase in cash and cash equivalents	178,000	393,000
Cash and cash equivalents, at beginning of period	782,000	304,000

Cash and cash equivalents, at end of period	$960,000	$697,000

Supplemental cash flow information:
Cash paid for interest expense	$0	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003 and 2002

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

(2) On May 31, 2002, the Company sold certain assets and the operations of Cascade Health Information Software, Inc. (“Cascade”), a wholly owned subsidiary of the Company, to QuadraMed Corporation for $911,000 in cash and the assumption of certain liabilities, which resulted in a gain on the sale of assets of $962,000. The Cascade gain was subsequently reduced to $954,000 due to delayed additional transaction expenses. All information presented in the accompanying consolidated financial statements has been restated to classify Cascade as discontinued operations. As a result of the sale of Cascade, the Company now operates in one, and only one, reportable business segment as a provider of medical transcription services. The operating results for Cascade were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002*	2003	2002*
Revenue	$0	$296,000	$0	$641,000
Net income (loss)	$0	$24,000	$0	$(109,000)
* Represents Cascade’s results for the two and five months ended May 31, 2002 (the date of sale).

(3) Effective April 1, 2002, the Company changed the estimated useful life of its proprietary T2K transcription system from four to six years to reflect the success of the Company’s on-going software maintenance and enhancement efforts, which are expensed as incurred, in extending the useful life of the system. This change reduced amortization expense by approximately $17,000 per month, or $51,000 (approximately $0.01 per share) for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2002; and $102,000 (approximately $0.02 per share) for the six months ended June 30, 2003.

(4) The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts and for operating loss and tax credit carry-forwards. Since the Company’s taxable income for the three and six months ended June 30, 2003 and 2002 were offset by available net operating loss carry-forwards, no income tax provisions have been recorded for these periods.

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

(6) The Company accounts for comprehensive income (loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income. The Company’s comprehensive income was equivalent to its net income attributable to common stockholders for the three and six months ended June 30, 2003 and 2002.

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

The Company is party to a dispute with another Company regarding the level of fees payable under a cross-marketing agreement that provides for binding arbitration of disputes. The binding arbitration process has not been scheduled at this time. While the Company believes that it has meritorious defenses against the claims of the other party in the dispute, there can be no assurance that the results of this binding arbitration will not have material adverse effect on the Company’s results of operations and financial condition.

(9) The Company issued 31,050 and 12,372 shares of its unregistered common stock at $1.50 and $2.00 per share, respectively, to certain holders of its Series A Convertible Preferred Stock who elected to receive their quarterly preferred stock dividends in common stock in lieu of cash at the preferred stock dividend payment dates of February 15 and May 15, 2003.

The Company issued 2,860,000 shares of its unregistered common stock to the holders of its Series A and B Convertible Preferred Stock in a stockholder-approved transaction to convert most of its outstanding preferred stock to common stock at $2.00 per share on June 25, 2003.

Subsequent to the end of the second quarter of 2003, the Company redeemed the remaining outstanding shares of its preferred stock on July 1, 2003 in a stockholder-approved transaction for $600,000 cash and two short-term promissory notes payable of $100,000 each.

The Company filed a registration statement of Form S-3 with the Securities and Exchange Commission to register these 2,903,422 shares of common stock.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Revenue increased $404,000, or 14% to $3.4 million for the three months ended June 30, 2003 when compared to revenue of $3.0 million for the three months ended June 30, 2002. The net addition of 28 hospital and clinic groups and 13 small physician practice groups since the second quarter of 2002 contributed revenue of $404,000 during the second quarter of 2003.

Direct costs increased $46,000, or 2%, to $2,321,000 for the three months ended June 30, 2003 when compared to direct costs in the prior year period due primarily to an increase in depreciation and amortization expense related to the amount and timing of capital expenditures for production operations in the current and prior year.

Gross profit increased $358,000, or 50%, to $1.1 million for the three months ended June 30, 2003 when compared to the gross profit amount in the comparable prior year period. Gross profit as a percentage of revenue increased to 32% in the second quarter of 2003 compared to 24% in the second quarter of 2002. The increase in gross profit as a percentage of revenue is primarily due to the mix of gross profit contributed by new and existing customers and the insignificant change in production management, customer service and technical support infrastructure direct costs during the three months ended June 30, 2003 compared to the same prior year period.

Sales and marketing expenses increased $90,000, or 78%, to $206,000 in the second quarter of 2003 compared to the same period in 2002. As a result, sales and marketing expenses as a percentage of revenue increased to 6% in the second quarter of 2003 compared to 4% in the second quarter of 2002. The increase in sales and marketing expense is primarily due to increased commissions of $30,000 on new sales, outsourced marketing services of $20,000 and an increase in the size of the sales force and related recruiting, salary and travel expenses of $40,000.

Research and development expenses increased $26,000, or 30% to $112,000 in the second quarter of 2003 when compared to the amount in the prior year period and were 3% of revenue in both periods. The increase is primarily due to a reassignment of technology resources from other areas to work on transcription technology development projects. The Company believes that the size of its current research and development staff is sufficient to accomplish its planned development activities for the remainder of the year.

General and administrative expenses decreased $111,000, or 16% to $562,000, primarily due to the Company increasing its reserve for certain legal matters by $80,000 in the three months ended June 30, 2002. The remaining expense reduction is attributable to a $30,000 reduction in the allowance for doubtful accounts in the second quarter of 2003 which management deemed appropriate based on customer payment trends with respect to past due accounts.

The gain on sale of assets of $962,000 for the three months ended June 30, 2002 represents the gain from the sale of certain assets and the operations of Cascade on May 31, 2002 (The “Cascade gain”). The Cascade gain was subsequently reduced to $954,000 due to delayed additional transaction expenses.

The Company reported net interest expense of $1,000 for both periods primarily due to accounts receivable early payment discounts offered during the three months ended June 30, 2003 and periodic borrowings under the Company’s line of credit during the three months ended June 30, 2002.

The Company reported income from discontinued operations of $24,000 in the second quarter of 2002 attributable to Cascade’s operations that were sold during the second quarter of 2002. Cascade capitalized software development costs of $71,000 in the second quarter of 2002.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Revenue increased $972,000, or 16%, to $6.9 million for the six months ended June 30, 2003 when compared to revenue of $5.9 million for the six months ended June 30, 2002 due primarily to the net addition of 28 hospital and clinic groups and 13 small physician practice groups since the first half of 2002 that contributed revenue of $969,000 during the first half of 2003.

Direct costs increased $287,000, or 7% to $4.7 million for the six months ended June 30, 2003 when compared to direct costs of $4.4 million for the six months ended June 30, 2002. Direct costs as a percentage of revenue decreased from 75% for the six months ended June 30, 2002 to 68% for the six months ended June 30, 2003. Direct costs consist of the following: 1) transcription compensation, 2) production infrastructure expense including production management, customer service, support, and implementation, and 3) depreciation and amortization expense. The increase in direct costs is primarily due to increased transcription compensation expenses in the amount of $202,000 to handle actual transcription service revenue growth and increased depreciation and amortization expense of $81,000 related to the amount and timing of capital expenditures for the production operations for the six months ended June 30, 2003. There was a slight increase in total production infrastructure costs between periods.

While gross profit increased $685,000, or 46%, to $2.2 million for the six months ended June 30, 2003 when compared to the amount in the comparable prior year period, gross profit as a percentage of revenue was 32% for the six months ended June 30, 2003 when compared to 25% for same prior year period. The increase in gross profit as a percentage of revenue is primarily due to the mix of gross profit contributed by new and existing customers during the six months ended June 30, 2003.

Sales and marketing expenses increased $208,000, or 104%, to $408,000 for the first half of 2003 compared to the first half of 2002. As a result, sales and marketing expenses as a percentage of revenue increased to 6% in the second quarter of 2003 compared to 3% in the second quarter of 2002. The increase in sales and marketing expense is primarily due to increased commissions of $103,000 on new sales, outsourced marketing services of $38,000 and an increase in the size of the sales force and related recruiting, salary and travel expenses of $67,000.

Research and development expenses increased $53,000, or 31%, to $223,000 in six months ended June 30, 2003 when compared to the amount in the prior year period and were 3% of revenue in both periods. The increase is primarily due to a reassignment of technology resources from other areas to work on transcription technology development projects. The Company believes that the size of its current research and development staff is sufficient to accomplish its planned development activities for the remainder of the year.

General and administrative expenses decreased $102,000, or 8%, to $1.2 million for the six months ended June 30, 2003 when compared to the amount in the prior year period as a result of the Company increasing its reserve for certain legal matters by $80,000 in the six months ended June 30, 2002.

The gain on sale of assets of $962,000 for the six months ended June 30, 2002 represents the gain from the sale of certain assets and the operations of Cascade on May 31, 2002 (The “Cascade gain”). The Cascade gain was subsequently reduced to $954,000 due to delayed additional transaction expenses.

Net interest expense decreased $2,000 to zero in the six months ended June 30, 2003 from $2,000 in the six months ended June 30, 2002 due to periodic borrowings under the Company’s line of credit during the six months ended June 30, 2002.

The Company reported a loss from discontinued operations of $109,000 for the six months ended June 30, 2002 attributable to Cascade’s operations that were sold during the second quarter of 2002. The loss is primarily due to relatively low software revenue from new customers in the first half of 2002 partially offset by capitalized software development costs of $71,000 in the second quarter of 2002.

Liquidity and Capital Resources

The proceeds of $911,000 from the Company’s sale of certain assets and the operations of Cascade during the second quarter of 2002 and the Company’s profitable and positive cash flow operations during the fourth quarter of 2002 and the first six months of 2003 contributed significantly to the Company’s current financial condition. As of June 30, 2003, the Company had cash and cash equivalents of $960,000, working capital of $1,421,000, no debt and full availability of its $1.5 million line of credit, which expires on March 31, 2004. However, as discussed below, the Company used $600,000 cash and short-term promissory notes totaling $200,000 to redeem its remaining outstanding preferred stock on July 1, 2003.

Net cash provided by operating activities totaled $528,000 for the first six months ended June 30, 2003 due primarily to profitable operations and non-cash depreciation and amortization expenses.

Net cash used in investing activities of the Company were capital expenditures of $212,000, primarily for computer hardware and software upgrades and enhancements.

Net cash used in financing activities of the Company during the first six months of 2003 were the payments of the quarterly preferred stock dividends of $180,000 and expenses totaling approximately $28,000 related to the stockholder-approved, redemption and conversion of the Company’s preferred stock, both partially offset by the proceeds from issuances of common stock to certain preferred shareholders who elected to receive common stock in lieu of cash dividends at the February 15, 2003 and May 15,2003 preferred stock dividend payment dates.

To simplify its capital structure and to eliminate the adverse cash and net income effects of the preferred stock dividends, the Company’s stockholders approved the amendment to redeem a portion of its preferred stock and convert the remaining preferred stock to common stock at its annual meeting of stockholders on May 6, 2003 (the “Preferred Stock Strategy”). As a result, the Company is required to expend $800,000 cash to redeem a portion of the preferred stock. The Company paid $600,000 of this total cash expenditure on July 1, 2003, $100,000 is due on January 1, 2004 and the remaining $100,000 is due on April 1, 2004.

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

The Company is a defendant in the OLOL lawsuit and a party to a dispute to be resolved in binding arbitration. See Note 8 to the Consolidated Financial Statements included with this report and “Legal Proceedings”. It is unlikely that the outcome of the OLOL matter will be known in 2003, but the dispute subject to binding arbitration should be resolved during the second half of 2003. However, if the outcome of the OLOL lawsuit is unfavorable to Transcend, the Company would most likely appeal the verdict or decision. Nonetheless, the OLOL lawsuit and the results of the binding arbitration could have a material adverse effect on the Company’s results of operations and financial condition in the future.

Absent a material adverse outcome from the lawsuit and binding arbitration discussed above, the Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit and potential cash from the PHNS earn-out agreement, if any, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business, and fund the Preferred Stock Strategy during the remainder of 2003 and for the foreseeable future.

Impact of Inflation

Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company’s ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no material exposure to market risk from derivatives or other financial instruments as of June 30, 2003.

Item 4. Controls and Procedures

Management has developed and implemented a policy and procedures for reviewing disclosure controls and procedures and internal controls on a quarterly basis. On July 14, 2003 (the evaluation date related to this quarterly report on Form 10-Q for the quarterly period ended June 30, 2003) management, including the Company’s principal executive and financial officer, evaluated the effectiveness of the design and operation of disclosure controls and procedures, and, based on its evaluation, our principal executive and financial officer has concluded that these controls and procedures are operating effectively. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of management’s evaluation. Management noted no significant deficiencies in the design or operation of the Company’s internal controls and the Company’s auditors were so advised.

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

The Company is party to a dispute with another Company regarding the level of fees payable under a cross-marketing agreement that provides for binding arbitration of disputes. The binding arbitration process has not been scheduled at this time. While the Company believes that it has meritorious defenses against the claims of the other party in the dispute, there can be no assurance that the results of this binding arbitration will not have material adverse effect on the Company’s results of operations and financial condition.

Item 2. Changes in Securities and Use of Proceeds

On February 15, 2003, certain holders of the Company’s Series A Convertible Preferred Stock elected to receive their quarterly cash dividends in the aggregate amount of $46,575 in the form of 31,050 shares of unregistered common stock of the Company based on the closing price per share of the Company’s common stock as reported on the Nasdaq SmallCap Market of $1.50 was February 14, 2003, the last trading day before the transaction. On May 15, 2003, certain holders of the Company’s Series A Convertible Preferred Stock elected to receive their quarterly cash dividends in the aggregate amount of $24,744 in the form of 12,372 shares of unregistered common stock of the Company priced at $2.00 per share in a transaction that was approved by the Company’s stockholders on May 6, 2003. The closing stock price per share as reported on the Nasdaq SmallCap Market was $2.92 on May 14, 2003, the last trading day before the transaction. The issuance of securities described above was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. The offers and sales of the above securities were made without any public solicitation and the stock certificates bear restrictive legends. No underwriter was involved in the transaction and no commissions were paid.

The Company issued 2,860,000 shares of its unregistered common stock to the holders of its Series A and B Convertible Preferred Stock in a stockholder-approved transaction to convert most of its outstanding preferred stock to common stock at $2.00 per share on June 25, 2003.

Subsequent to the end of the second quarter of 2003, the Company redeemed the remaining outstanding shares of its preferred stock on July 1, 2003 in a stockholder-approved transaction for $600,000 cash and two short-term promissory notes payable of $100,000 each.

The Company filed a registration statement of Form S-3 with the Securities and Exchange Commission to register these 2,903,422 shares of common stock.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 6, 2003. The Stockholders voted on the following four proposals and the results of the voting are presented below.

1. To elect a Board of Directors consisting of four members to hold office until the next annual meeting of stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Withheld
Joseph P. Clayton	4,952,795	62,851
Larry G. Gerdes	4,930,815	84,831
Walter S. Huff, Jr.	4,931,131	84,515
Charles E. Thoele	4,952,724	62,922

2. To approve an amendment to the Certificate of Designations, Preferences and Rights of the Company’s Series A Convertible Preferred Stock contained in the Company’s Certificates of Incorporation, authorizing the Company to partially redeem for cash shares of the Company’s Series A Convertible Preferred Stock and to adjust, for a limited time period, the conversion price of the remainder of the Series A Convertible Preferred Stock. The Stockholders approved said amendment with 2,876,725 votes FOR, 64,113 votes AGAINST and 19,001 ABSTAINING.

3. To approve an amendment to the Certificate of Designations, Preferences and Rights of the Company’s Series B Convertible Preferred Stock contained in the Company’s Certificate of Incorporation, authorizing the Company to adjust, for a limited time period, the conversion price of the Series B Convertible Preferred Stock. The Stockholders approved said amendment with 2,878,528 votes FOR, 65,613 votes AGAINST and 15,698 ABSTAINING.

4. To ratify the appointment of Miller Ray & Houser LLP as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ending December 31, 2002. The Stockholders ratified said appointment with 5,003,792 votes FOR, 1,749 votes AGAINST and 10,105 ABSTAINING.

The Company held a Special Meeting of Stockholders on June 25, 2003. The Stockholders voted on the following proposal and the results of the voting are presented below.

1. To approve an amendment to the Company’s Certificate of Incorporation authorizing the Company to increase the number of authorized shares of Common Stock of the Company and to decrease the number of authorized shares of the Preferred Stock of the Company. The Stockholders approved said amendment with 3,536,091 votes FOR, 10,382 votes AGAINST and 3,293 ABSTAINING.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 31—Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Exhibit 32—Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c) Reports on Form 8-K:

The following report on Form 8-K was filed during the three months ended June 30, 2003:

(1) Form 8-K, dated and filed April 21, 2003, a press release announcing the Company’s unaudited operating results for the three months ended March 31, 2003 and its unaudited financial condition as of March 31, 2003 and December 31, 2002.

(2) Form 8-K, dated and filed June 25, 2003, filed in connection with the stockholder-approved actions: (a) redeem a portion of its Series A Convertible Preferred Stock for cash; (b) convert the remaining portion of its Series A Convertible Preferred Stock and all of its Series B Convertible preferred stock into common stock of the Company; and (c) change the Company’s capital structure whereby the Company increased the number of authorized shares of common stock of the Company from 6 million to 15 million shares and decreased the number of authorized shares of preferred stock of the Company from 21 million to 2 million, Transcend Services, Inc. (the “Company”) filed three amendments to its Certificate of Incorporation (collectively, the “Amendments”). Each of the Amendments was approved by the Stockholders of the Company at meetings held on May 6, 2003 and June 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

August 4, 2003	TRANSCEND SERVICES, INC. By: /s/ Larry G. Gerdes Larry G. Gerdes, President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)