Form 10-K/A
period 2002-12-31
TRANSCEND SERVICES INC
filed 2003-09-29
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

MARK ONE

☒	AMENDMENT No. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(404) 364-8000

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant, computed using the last sale price as reported for the Registrant’s common stock by the Nasdaq SmallCap Market on June 30, 2003 was $15,849,990. For purposes of this response, officers, directors and holders of more than 5% of the Registrant’s common stock are considered the affiliates of the Registrant at that date.

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at September 26, 2003
Common Stock, $.05 par value	7,316,565

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement filed in connection with the 2003 Annual Meeting of Stockholders held on May 6, 2003, are incorporated by reference herein in response to Part III of this report.

The following items are hereby amended and restated in their entirety:

Item 1. Business

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 8. Financial Statements and Supplementary Data

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

EXPLANATORY NOTE

This Amendment No. 1 to the Transcend Services, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 is being filed to revise the presentation of and to expand the disclosure of certain financial information in said Annual Report which will be incorporated by reference in the Company’s Registration Statement on Form S-3 (File No. 333-106446).

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

Our mission is to become the preeminent supplier of dictation and transcription tools to the healthcare market. Our state-of-the-art web-based voice and data distribution technology provides an efficient and secure platform for our home-based medical language specialists, who document patient care by converting physicians’ voice recordings into electronic medical record documents. We have invested significant time and intellectual capital in designing and managing a production environment that ensures the timely, accurate and secure creation and distribution of electronic medical documents, which form the foundation for the patient medical record. We believe this tested and proven infrastructure helps us differentiate ourselves from the vast majority of transcription companies.

Transcend’s proven production technology helps to ensure the timely, accurate and secure creation and distribution of electronic medical documents. Based upon comprehensive, written annual surveys from our customers, we believe that our services can be differentiated from that of our competitors by fast, predictable turnaround times; by quality and accuracy; by distribution methodology and flexibility; and perhaps most important, by the breadth and depth of our service offerings. We can create customized transcription services that fit any client’s needs, from the large in-house department that needs a new data center, to the department that desires a complete outsourcing solution, to project-based overflow work. In addition to a proven set of technologies that deliver superior service, the Company is actively testing voice recognition software, a technology that has long been in development but which we see as an important trend in the healthcare transcription industry. While we do not have any patents for our proprietary technology, we are in the process of preparing a patent application for our proprietary voice recognition process.

The market for Transcend’s medical transcription services and software products is sizable. According to a report on the transcription services industry prepared by the Medical Transcription Industry Alliance in January 2002, the total annual market potential for outsourced medical transcription services is estimated to be approximately $6 billion. While competition is significant with over 1,000 transcription services companies nationally, management believes that Transcend is one of only a handful of companies that operates on a single, Internet-based technology and uses US-based medical language specialists.

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

On May 31, 2002, the Company sold certain assets and the operations of Cascade to QuadraMed Corporation (“QuadraMed”) for $911,000 in cash and the assumption of certain liabilities by QuadraMed, which resulted in a gain on the sale of assets of $954,000. The strategic sale refocused the Company on its core recurring revenue transcription services business. As a result of the sale of Cascade, the Company now operates in one, and only one, reportable business segment as a provider of medical transcription services to the healthcare industry.

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

Increase Company’s Visibility To The Target Market

Our strategy is to increase the distribution of our services and/or to increase our ability to offer services to clients using other transcription platforms.

Tactics that will be used by Transcend to build visibility, generate an understanding of the Company’s differentiating features and attract leads include targeted public relations, sales support activities, advertising in industry trade publications, direct mailings, attendance at key industry shows, exploiting its web site presence, building upon existing software, hardware and service vendor relationships to generate leads and/or introductions to prospects for transcription services, and utilizing customer testimonials to generate new sales leads.

Increase Target Market’s Understanding of Transcend Differentiators

Transcend has designed a proven production technology that helps to ensure the timely, accurate, and secure creation and distribution of electronic medical documents. Based upon comprehensive, written annual surveys from our customers, we believe that our services can be differentiated from those of competitors by a number of factors. These factors include: fast, predictable turnaround times; consistently high accuracy and document quality; flexible distribution methodology that delivers documents securely to a variety of end-user sources including HCIS systems, faxes, printers and a web-based console; and a breadth and depth of offerings unmatched in the industry. Transcend can create customized transcription services that fit any client’s needs, from the large in-house department that needs a new data center; to the department that desires a complete outsourcing solution; to project-based overflow work. Our offerings make use of a range of technologies, including an advanced typing platform, a secure and reliable data center, and advanced integration and distribution technologies. In addition, the Company is actively testing voice recognition software, which we believe has particular merit for the healthcare transcription industry.

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

Our transcription services can become the complete, outsourced transcription solution for a client (using either a full contract management model or a total outsourcing model). As an alternative, clients may choose to use their own in-house transcriptionists and outsource only some percentage of their transcription needs to Transcend (via either overflow support or by allowing their staff to use our platform with our transcriptionists).

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

Tactics we will use to build visibility and attract leads include targeted public relations, sales support activities, advertising in industry trade publications, direct mailings, attending key industry meetings, exploiting our presence on the Internet, building upon existing software, hardware and service vendor relationships to generate leads and/or introductions to prospects for transcription services, and utilizing customer testimonials to generate new sales leads.

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

Most recently, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) contains provisions regarding standardization, privacy, security and administrative simplification in the healthcare industry. As a result of regulations which have been proposed and enacted under HIPAA, the Company has made and will continue to make investments to support customer operations in areas such as:

•	Electronic transactions involving healthcare information;

•	Privacy of individually identifiable health information; and

•	Security of healthcare information and electronic signatures.

The regulations governing the electronic exchange of information established a standard format for the most common healthcare transactions, including claims, remittance, eligibility, and claims status. The regulations also establish national privacy standards for the protection of individually identifiable health information. A substantial part of our activities involve the receipt or delivery of confidential health information concerning patients of our customers in connection with the provision of transcription services to participants in the healthcare industry. We intend to ensure our compliance with the regulations, to the extent they are applicable to us. The regulations may restrict the manner in which we transmit and use certain information.

The proposed security regulations establishing security and electronic HIPAA signature standards were recently finalized. The regulations will require certain healthcare organizations to implement administrative safeguards, physical safeguards, technical security services and technical security mechanisms with respect to information that is electronically maintained or transmitted in order to protect the confidentiality, integrity and availability of individually identifiable health information.

The Company has designated its Chief Information Officer as its HIPAA compliance officer and has implemented physical, technical and administrative safeguards related to the access, use and/or disclosure of individually identifiable health information to help ensure the privacy and security of this information as required by HIPAA. Although it is not possible to anticipate the total effect of these regulations, the Company has made and continues to make investments in systems to support customer operations that are regulated by HIPAA.

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

PART II

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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue increased $408,000, or 3%, from $11.8 million in 2001 to $12.2 million in 2002. This increase in revenue is primarily attributable to: (1) an increase in revenue from existing transcription customers of $959,000; (2) revenue of $739,000 from new transcription customers; (3) revenue of $134,000 from the new ECHO transcription service; and (4) a decrease in revenue from two customers who terminated their contracts with the Company in late 2001 and mid-2002 that contributed revenue of approximately $1.4 million in 2001.

Direct costs increased $37,000, or less than 1%. Direct costs consist of transcription compensation, which is a totally variable expense, transcription recruiting, production management, customer service, support, implementation and depreciation and amortization related to the production operation, all of which are semi-variable expenses. Recruiting, production management customer service, support and implementation, all of which are semi-variable production infrastructure expenses, increased $256,000 to handle actual and planned transcription service revenue growth. Depreciation and amortization expense decreased $110,000 related to amount and timing of capital expenditures related to production operation in the current and prior years. Transcription compensation decreased a relatively insignificant $109,000, or less than 2% of total transcription compensation, which comprises about two-thirds of total direct costs.

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

The Company reported an income tax benefit of $116,000 in 2001 due to the elimination of deferred income tax liabilities of $121,000 established in prior years most of which related to a workers compensation insurance claim settlement by a now discontinued operation that are no longer required, offset slightly by state income taxes of $5,000. The Company has available net operating loss carry-forwards in excess of approximately $19.5 million as of December 31, 2002.

In November 1997, the Company issued 212,800 shares of Series A Convertible Preferred Stock with a dividend of 9%. The net income (loss) attributable to common stockholders includes the effect of preferred stock dividends of $478,000 and $479,000 in 2002 and 2001, respectively.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue decreased $12.2 million, or 51%, from $24.0 million in 2000 to $11.8 million in 2001. This decrease is attributable to the following factors: (1) the Co-Sourcing and CodeRemote businesses that were sold on October 13, 2000 contributed revenue of $10.3 million in 2000; and (2) revenue from transcription services declined $1.9 million, or 14%, to $11.8 million in 2001 compared to 2000 as a result of the Company’s restructuring activities in late 1999 and 2000. In November and December 1999, the Company sold its Utah and Northeast-based transcription operations and certain of its transcription contracts that did not operate using the Company’s Internet-based T2K transcription technology. At that time, the Company determined that it was not prudent to convert certain transcription customer accounts to its T2K technology. As a result, revenue in 2000 includes revenue of $2.3 million from 11 transcription service agreements that were terminated by the Company during 2000. Since these 11 contracts that were terminated during 2000 contributed $2.3 million of revenue in 2000, but zero revenue in 2001, the restructuring activities that started in late 1999 and continued into 2000 led to the decline of revenue from transcription services in 2001. Accordingly, revenue attributable to current customers increased approximately $400,000 in 2001.

Direct costs decreased $11.8 million, or 57%, due primarily to the sale of the Co-Sourcing and CodeRemote business units, which had direct costs of $9.1 million. Direct costs related to transcription services decreased $2.7 million, or 23%, which relates to the 14% decline in transcription service revenue and a reduction of the production management, technical service and customer service infrastructure expenses, all as a result of the Company’s restructuring activities in late 1999 and 2000.

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

Marketing and sales expenses increased $74,000, or 24%, from $304,000 in 2000 to $378,000 in 2001. These expenses also increased as a percentage of revenue from 1% in 2000 to 3% in 2001. The Company revamped and upgraded its sales force for transcription services following the sale of the Co-Sourcing and CodeRemote business units. In late 2000 the Company hired a relatively expensive transcription service sales team in the form of a VP-level sales executive and a senior sales executive to replace the two junior transcription service sales representatives that were terminated following the sale of the Co-Sourcing and CodeRemote business units.

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

The Company reported an income tax benefit of $116,000 in 2001 due to the elimination of deferred income tax liabilities of $121,000 established in prior years most of which related to a workers compensation insurance claim settlement by a now discontinued operation that are no longer required, offset slightly by state income taxes of $5,000. The Company had available net operating loss carry-forwards in excess of approximately $21 million as of December 31, 2001.

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

Net cash provided by continuing operations totaled approximately $673,000 in 2002 due primarily to EBITDA-positive operating results, excluding the gain on the sale of certain assets and the operations of Cascade (the “Cascade Sale”), and the collection of accounts receivable. Prior to the Cascade Sale on May 31, 2002, Cascade used cash of $197,000 in its operating activities.

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

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$782,000	$304,000
Accounts receivable, net of allowances for doubtful accounts of $50,000 and $61,000 at December 31, 2002 and 2001, respectively	947,000	1,016,000
Prepaid expenses and other current assets	101,000	116,000

Total current assets	1,830,000	1,436,000

Property and equipment:
Computer equipment	1,534,000	3,071,000
Software	1,702,000	1,566,000
Furniture and fixtures	162,000	275,000

Total property and equipment	3,398,000	4,912,000
Accumulated depreciation	(2,082,000)	(3,266,000)

Property and equipment, net	1,316,000	1,646,000

Other assets	69,000	46,000

Total assets	$3,215,000	3,128,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154,000	$174,000
Accrued compensation and benefits	397,000	327,000
Other accrued liabilities	243,000	366,000

Total current liabilities	794,000	867,000

Net liabilities of discontinued operations	—	252,000

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value; 21,000,000 shares authorized:
Series A Convertible Preferred Stock, 212,800 shares issued and outstanding at December 31, 2002 and 2001	2,000	2,000
Series B Convertible Preferred Stock, 60,000 shares issued and outstanding at December 31, 2002 and 2001	1,000	1,000
Common stock, $.05 par value, 6,000,000 shares authorized, 4,413,000 and 4,513,000 shares issued and outstanding at December 31, 2002 and 2001, respectively	220,000	225,000
Additional paid-in capital	28,020,000	28,141,000
Less - Subscription receivable for the purchase of 100,000 shares of common stock	—	(126,000)
Accumulated deficit	(25,822,000)	(26,234,000)

Total stockholders’ equity	2,421,000	2,009,000

Total liabilities and stockholders’ equity	$3,215,000	$3,128,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Revenue	$12,225,000	$11,817,000	$24,007,000
Direct costs	8,915,000	8,878,000	20,646,000

Gross profit	3,310,000	2,939,000	3,361,000

Operating expenses:
Marketing and sales	529,000	378,000	304,000
Research and development	332,000	324,000	329,000
General and administrative	2,407,000	2,451,000	3,091,000

Total operating expenses	3,268,000	3,153,000	3,724,000

Income (loss) from operations	42,000	(214,000)	(363,000)

Other (expense) income:
Interest expense, net	—	(18,000)	(420,000)
Loss on sale of short-term investment	—	(576,000)	—
Gain on legal settlement	—	—	461,000
Gains on sales of assets	957,000	553,000	89,000

Total other (expense) income	957,000	(41,000)	130,000

Income (loss) before income taxes and discontinued operations	999,000	(255,000)	(233,000)
Income tax benefit	—	116,000	—

Income (loss) before discontinued operations	999,000	(139,000)	(233,000)
Loss from discontinued operations	(109,000)	(449,000)	(477,000)

Net income (loss)	890,000	(588,000)	(710,000)
Dividends on preferred stock	(478,000)	(479,000)	(478,000)

Net income (loss) attributable to common stockholders	$412,000	$(1,067,000)	$(1,188,000)

Basic earnings (loss) per share:
From continuing operations	$0.12	$(0.14)	$(0.16)
From discontinued operations	(0.02)	(0.10)	(0.11)

Net earnings (loss) per share attributable to common stockholders	$0.09	$(0.24)	$(0.27)

Weighted average common shares outstanding	4,513,000	4,404,000	4,341,000

Diluted earnings (loss) per share:
From continuing operations	$0.11	$(0.14)	$(0.16)
From discontinued operations	(0.02)	(0.10)	(0.11)

Net earnings (loss) per share attributable to common stockholders	$0.09	$(0.24)	$(0.27)

Weighted average common shares outstanding	4,547,000	4,404,000	4,341,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK	TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	SUBSCRIPTION RECEIVABLE	UNREALIZED LOSS ON SHORT-TERM INVESTMENT	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY	COMPREHENSIVE LOSS
	SERIES A	SERIES B
Balance, December 31, 1999	2,000	—	220,000	(620,000)	26,945,000	—	—	(23,979,000)	2,568,000
Comprehensive loss:
Net loss attributable to common Stockholders	—	—	—	—	—	—	—	(1,188,000)	(1,188,000)	$(1,188,000)
Unrealized loss on short-term Investment	—	—	—	—	—	—	(866,000)	—	(866,000)	(866,000)

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(2,054,000)

Conversion of convertible debt to Preferred Stock	—	1,000	—	—	1,499,000	—	—	—	1,500,000
Issuance of 27,900 shares of Common Stock from exercise of Options	—	—	4,000	—	158,000	—	—	—	162,000

Balance, December 31, 2000	2,000	1,000	224,000	(620,000)	28,602,000	—	(866,000)	(25,167,000)	2,176,000
Comprehensive loss:
Net loss attributable to common Stockholders	—	—	—	—	—	—	—	(1,067,000)	(1,067,000)	$(1,067,000)
Reverse valuation reserve on short-term investment	—	—	—	—	—	—	866,000	—	866,000	866,000

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(201,000)

Issuance of 100,000 shares of Common Stock in private Placement	—	—	5,000	—	121,000	(126,000)	—	—	—
Issuance of 40,000 shares of Common Stock from exercise of options and other issuance	—	—	1,000	—	33,000	—	—	—	34,000
Retirement of Treasury Stock	—	—	(5,000)	620,000	(615,000)	—	—	—	—

Balance, December 31, 2001	$2,000	$1,000	$225,000	—	$28,141,000	$(126,000)	$—	$(26,234,000)	$2,009,000
Net income attributable to common stockholders	—	—	—	—	—	—	—	412,000	412,000
Issuance of Common Stock in private placement	—	—	(5,000)	—	(121,000)	126,000	—	—	—

Balance, December 31, 2002	$2,000	$1,000	$220,000	$—	$28,020,000	$—	$—	$(25,822,000)	$2,421,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common shareholders	$412,000	$(1,067,000)	$(1,188,000)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	652,000	820,000	1,802,000
Loss related to discontinued operations	109,000	449,000	477,000
Loss on sale of short-term investment	—	576,000	—
Gain on legal settlement	—	—	(461,000)
Gains on sales of assets	(957,000)	(553,000)	(89,000)
Preferred Stock dividends	478,000	479,000	478,000
Changes in assets and liabilities:
Accounts receivable, net	69,000	602,000	2,332,000
Prepaid expenses	15,000	24,000	92,000
Other assets	(23,000)	359,000	317,000
Accounts payable	(20,000)	(885,000)	(1,118,000)
Accrued liabilities	(62,000)	(1,050,000)	(5,408,000)

Total adjustments	261,000	821,000	(1,578,000)

Net cash provided by (used in) continuing operations	673,000	(246,000)	(2,766,000)
Net cash provided by (used in) discontinued operations	(197,000)	543,000	(546,000)

Net cash provided by (used in) operating activities	476,000	297,000	(3,312,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(431,000)	(653,000)	(664,000)
Proceeds from disposition of assets	911,000	553,000	4,700,000
Proceeds from the sale of short-term investment	—	1,160,000	—

Net cash provided by (used in) investing activities	480,000	1,060,000	4,036,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments (borrowings) under line of credit agreement	—	(614,000)	614,000
Principal payments on long-term debt	—	—	(5,403,000)
Preferred Stock dividends	(478,000)	(479,000)	(478,000)
Proceeds from stock options and other issuances	—	34,000	162,000

Net cash used in financing activities	(478,000)	(1,059,000)	(5,105,000)

Net change in cash and cash equivalents	478,000	298,000	(4,381,000)
Cash and cash equivalents, at beginning of year	304,000	6,000	4,387,000

Cash and cash equivalents, at end of year	$782,000	$304,000	$6,000

Supplemental cash flow information:
Cash paid for interest expense	$2,000	$60,000	$420,000

Noncash investing and financing activities:
(Cancellation) receipt of secured promissory notes receivable for the issuance of Common Stock	$(126,000)	$126,000	$—

Receipt of short-term investment in legal settlement	$—	$—	$1,736,000

Conversion of convertible notes payable to a related party to Series B Preferred Stock	$—	$—	$1,500,000

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

REVENUE AND COST RECOGNITION

Service revenue related to Cascade prior to the Cascade Sale includes system implementation, software support and software maintenance fees. Cascade’s implementation fee revenue was recognized on the basis of hours worked by each implementation person times the contracted hourly billing rate applicable to each such implementation person. Software support and maintenance revenue was typically billed in advance on either a quarterly or annual basis, but was recognized as revenue monthly on a straight-line basis over the applicable quarterly or annual service period. Software license fee revenue was recognized in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, the Company recognized software license fee revenue when: (1) a software license agreement existed; (2) delivery and installation had occurred; (3) the fee was fixed or determinable; and (4) collectibility was probable. Transcription service fee revenue is recognized as the related transcription work is performed on the basis of the number of lines transcribed times the contracted billing rate per line transcribed. Implementation fees related to transcription services are recognized on the basis of hours worked by each implementation person times the contracted hourly billing rate applicable to each such implementation person. All service-related costs were expensed as incurred for Cascade and are expensed as incurred for the continuing operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 145 (“SFAS 145”), regarding “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in April 2002; SFAS 146 regarding “Accounting for Costs Associated with Exit or Disposal Activities” in June 2002; SFAS 147 regarding “Acquisitions of Certain Financial Institutions –an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” in October 2002; and SFAS 148 regarding “Accounting for Stock-Based Compensation-Transition and Disclosure- an amendment of FASB Statement No. 123”in December 2002 (collectively, the “Statements”). The provisions of the Statements became, or will become, effective at various times and were, or will be, considered and adopted, where and when applicable, by the Company at the appropriate time. None of the applicable Statements had an effect on the results of operations or financial position of the Company reported in the accompanying consolidated financial statements as a result of said adoption.

2. DISCONTINUED OPERATIONS

On May 31, 2002, the Company sold certain assets and the operations of Cascade Health Information Software, Inc. (“Cascade”), a wholly owned subsidiary of the Company, to QuadraMed Corporation (“QuadraMed”) for $911,000 in cash and the assumption of certain liabilities by QuadraMed, which resulted in a gain on the sale of assets of $954,000. All information presented in the accompanying consolidated financial statements has been restated to classify Cascade as discontinued operations. As a result of the sale of Cascade, the Company now operates in one, and only one, reportable business segment as a provider of medical transcription services. See Note 12. The operating results for Cascade were as follows:

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

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar prices and grant dates:

	Options Outstanding			Options Exercisable
Actual Range of Exercise Price	Outstanding at December 31, 2002	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2002	Weighted Average Exercise Price
$0.74 - $1.09	72,000	10.0 years	$0.79	-0-	N/A
$1.10 - $1.50	151,000	8.5 years	$1.27	53,000	$1.30
$1.51 - $2.00	121,000	7.4 years	$1.75	91,000	$1.73
$2.01 - $5.00	70,000	7.7 years	$2.95	49,000	$2.89
$5.01 - $18.13	20,000	5.7 years	$12.86	19,000	$13.26

$0.74 - $18.13	434,000	8.2 years	$2.13	212,000	$2.90

10. INCOME TAXES

Since the Company’s taxable income for the year ended December 31, 2002 was offset by available net operating loss carry-forwards and the Company generated net losses for income tax purposes in the years ended December 31, 2001 and 2000, no income tax provision has been recorded in 2002, 2001 or 2000. The Company reported an income tax benefit of $116,000 in 2001 due to the elimination of deferred income tax liabilities of $121,000 established in prior years most of which related to a workers compensation insurance claim settlement by a now discontinued operation that are no longer required, offset slightly by state income taxes of $5,000.

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

	2002	2001	2000
Reconciliation of Tax Rates:
Federal	34%	34%	34%
State	5%	5%	5%
Net operating loss carry-forwards	0%	0%	0%
Valuation allowance	(39)%	(55)%	(39)%

Effective tax rate.	0%	(16)%	0%

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

(c). Exhibits.

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (i) a Registration Statement on Form S-3 under the Securities Act of 1933 for the Company, Registration No. 333-19177, filed on January 2, 1997 (referred to as “S-3”); (ii) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-37685, filed on November 8, 1990 (referred to as “1990 S-8”); (iii) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-57072, filed on January 15, 1993 (referred to as “1993 S-8”); (iv) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 333-16213, filed on November 15, 1996 (referred to as “1996 S-8”); (v) the Company’s Annual Report on form 10-K for the year ended May 31, 1993 (referred to as “1993 10-K”); (vi) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (referred to as “6/30/95 10-Q”); (vii) Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (referred to as “9/30/96 10-Q/A No. 1”); (viii) the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (referred to as 12/31/98 10-K); (ix) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (referred to as 3/31/98 10-Q); (x) the Company’s Current Report on Form 8-K relating to an event which occurred April 28, 1998 (referred to as 4/28/98 8-K); (xi) the Company’s Current Report on Form 8-K/A relating to an event which occurred December 23, 1998 (referred to as 12/23/98 8-K/A); (xii) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (referred to as “3/31/97” 10-Q”); (xiii) the Company’s Current Report on Form 8-K filed December 27, 1999 (referred to as “12/27/99 8-K”); (xiv) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (referred to as “6/30/00 10-Q); (xv) the Company’s Current Report on Form 8-K filed October 30, 2000 (referred to as “10/30/00 8-K”); (xvi) the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (referred to as “2000 10-K”); (xvii) the Company’s Current Report on Form 8-K filed on September 6, 2001 (referred to as “9/6/01 8-K”); (xviii) the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (referred to as “2001 10-K”); or (xix) a Registration Statement on Form S-3 under the Securities Act of 1933 for the Company, Registration No. 333-106446, filed on June 25, 2003 (referred to as “2003 S-3”).

EXHIBIT NO.		DESCRIPTION

*2.1	–	Merger Agreement dated April 16, 1997 for acquisition of DocuMedX (3-31-97 10-Q, Exhibit 2.6)

*2.2	–	Purchase and Sale agreement dated March 16, 1998 with CORE, INC. for the sale of the net assets of Transcend Case Management, Inc. (12/31/98 10-K)

*2.3	–	Merger and Reorganization Agreement dated April 28, 1998 for acquisition of Health Care Information Systems, Inc. (4/28/98 8-K, Exhibit 2(a))

*2.4	–	Assignment and Assumption agreement dated December 23, 1998 with TCM Services, Inc. (12/23/98 8-K/A, Exhibit 2(a))

EXHIBIT NO.		DESCRIPTION

*2.5	–	Asset Purchase Agreement dated December 9, 1999 with Medquist Transcriptions, Ltd. for the sale of net assets and contracts of Transcend Services, Inc. (12/27/99 8-K, Exhibit 2(a))

*2.6	–	Asset Purchase Agreement dated December 16, 1999 with Medquist Transcriptions, Ltd. for the sale of net assets and contracts of Transcend Services, Inc. (12/27/99 8-K, Exhibit 2(d))

*2.7	–	Asset Purchase Agreement dated October 13, 2000 with Provider HealthNet Services, Inc. (10/30/00 8-K, Exhibit 2.7)

*3.1	–	Certificate of Incorporation (2003 S-3, Exhibit 4.1)

*3.2	–	Restated Bylaws (1993 10-K, Exhibit 3(a))

*4.1	–	1990 Employee Stock Purchase Plan (1990 S-8, Exhibit 4)

*4.2	–	1992 Stock Option Plan, as amended (1993 S-8, Exhibit 4(a))

*4.3	–	1992 Stock Option Plan, as Amended and Restated (1996 S-8, Exhibit 4.1)

*4.9	–	Warrant to Purchase Common Stock Granted to Silicon Valley Bank (9/30/96 10-Q/A No. 1, Exhibit 4.4)

*4.10	–	Silicon Valley Bank Antidilution Agreement (9/30/96 10-Q/A No. 1, Exhibit 4.5)

*4.11	–	Silicon Valley Registration Rights Agreement (9/30/96 10-Q/ No. 1, Exhibit 4.6)

*4.12	–	DVI Financial Services Inc. Loan and Security Agreement (3/31/98 10- Q, Exhibit 10.14.1))

*4.13	–	Promissory Note between the Company and Walter S. Huff, Jr. (6/30/00 10-Q, Exhibit 4.13)

*4.14	–	Promissory Note between the Company and Larry G. Gerdes (6/30/00 10-Q, Exhibit 4.14)

*4.15	–	2001 Stock Option Plan (2001 10-K)

*10.3	–	Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, as Amended and Restated (1996 S-8, Exhibit 4.2)

*10.9	–	Form of indemnification agreement (1993 10-K, Exhibit 10(a))

*10.10	–	Letter Agreement dated December 5, 1996 by and between the Company and VHA, Inc. (S-3, Exhibit 10.1)

*10.11	–	Services Agreement dated December 5, 1996 by and between the Company and VHA, Inc. (S-3, Exhibit 10.2)

*16.1	–	Letter from Arthur Andersen re: Change in Certifying Accountant (9/6/01 8-K)

21.1	–	Subsidiaries of the Registrant

23.1	–	Consent of Miller Ray & Houser LLP

31		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	–	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Transcend Services, Inc.

By:	/s/ Larry G. Gerdes
Larry G. Gerdes
President, Chief Executive Officer,
Chief Financial Officer and Chief Accounting Officer
(Principal Executive, Financial and Accounting Officer)

Dated: September 29, 2003