Form 10-Q
period 2003-09-30
TRANSCEND SERVICES INC
filed 2003-10-31
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at October 24, 2003
Common Stock, $.05 par value	7,316,565 Shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$430,000	$782,000
Accounts receivable, net of allowance for doubtful accounts of $44,000 at September 30, 2003 and $50,000 at December 31, 2002	1,084,000	947,000
Prepaid expenses and other current assets	313,000	101,000

Total current assets	1,827,000	1,830,000

Property and equipment:
Computer equipment	1,867,000	1,534,000
Software development	1,781,000	1,702,000
Furniture and fixtures	163,000	162,000

Property and equipment	3,811,000	3,398,000
Accumulated depreciation	(2,571,000)	(2,082,000)

Property and equipment, net	1,240,000	1,316,000

Other assets	47,000	69,000

Total assets	$3,114,000	$3,215,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Promissory notes payable	$200,000	$0
Accounts payable	170,000	154,000
Accrued compensation and benefits	493,000	397,000
Other accrued liabilities	142,000	243,000

Total current liabilities	1,005,000	794,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 and 21,000,000 shares authorized at September 30, 2003 and December 31, 2002, respectively:
Series A convertible preferred stock; 0 and 213,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	0	2,000
Series B convertible preferred stock; 0 and 60,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	0	1,000
Common Stock, $.05 par value; 15,000,000 and 6,000,000 shares authorized at September 30, 2003 and December 31, 2002, respectively; 7,317,000 and 4,413,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	366,000	220,000
Additional paid-in capital	27,075,000	28,020,000
Accumulated deficit	(25,332,000)	(25,822,000)

Total stockholders’ equity	2,109,000	2,421,000

Total liabilities and stockholders’ equity	$3,114,000	$3,215,000

The accompanying notes are an integral part of these consolidated balance sheets.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	9/30/03	9/30/02	9/30/03	9/30/02
Revenue	$3,754,000	$2,988,000	$10,628,000	$8,890,000
Direct costs	2,557,000	2,250,000	7,249,000	6,655,000

Gross profit	1,197,000	738,000	3,379,000	2,235,000

Operating expenses:
Sales and marketing	212,000	126,000	620,000	326,000
Research and development	122,000	93,000	345,000	263,000
General and administrative	579,000	619,000	1,740,000	1,882,000

Total operating expenses	913,000	838,000	2,705,000	2,471,000

Operating income (loss)	284,000	(100,000)	674,000	(236,000)
Gain (loss) on sale of assets	0	(6,000)	0	956,000
Interest income (expense), net	(4,000)	2,000	(4,000)	0

Income (loss) before income tax and discontinued operations	280,000	(104,000)	670,000	720,000
Income tax (expense) benefit	0	0	0	0

Income (loss) from continuing operations	280,000	(104,000)	670,000	720,000
Income (loss) from discontinued operations	0	0	0	(109,000)

Net income (loss)	280,000	(104,000)	670,000	611,000
Dividends on preferred stock	0	(120,000)	(180,000)	(360,000)

Net income (loss) attributable to common stockholders	$280,000	($224,000)	$490,000	$251,000

Basic income (loss) per share:
From continuing operations	$0.04	($0.05)	$0.09	$0.08
From discontinued operations	0.00	0.00	0.00	(0.02)

Net income (loss) attributable to common stockholders	$0.04	($0.05)	$0.09	$0.06

Weighted average shares outstanding	7,317,000	4,513,000	5,463,000	4,513,000

Diluted income (loss) per share
From continuing operations	$0.04	($0.05)	$0.09	$0.08
From discontinued operations	0.00	0.00	0.00	(0.02)

Net income (loss) attributable to common stockholders	$0.04	($0.05)	$0.09	$0.06

Weighted average shares outstanding	7,523,000	4,513,000	5,618,000	4,526,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income attributable to common stockholders	$490,000	$251,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	489,000	453,000
Gain on sale of assets	0	(956,000)
Loss related to discontinued operations	0	109,000
Preferred stock dividends	180,000	360,000
Changes in assets and liabilities:
Accounts receivable, net	(137,000)	207,000
Prepaid expenses and other current assets	(212,000)	74,000
Other assets	22,000	(71,000)
Accounts payable	16,000	(99,000)
Accrued liabilities	(5,000)	(62,000)

Total adjustments	353,000	(15,000)

Net cash provided by continuing operations	843,000	266,000
Net cash used in discontinued operations	0	(197,000)

Net cash provided by operating activities	843,000	69,000

Cash flows from investing activities:
Capital expenditures	(413,000)	(299,000)
Proceeds from disposition of assets	0	911,000

Net cash provided by (used in) investing activities	(413,000)	612,000

Cash flows from financing activities:
Redemption of preferred stock	(600,000)	0
Preferred stock dividends	(110,000)	(360,000)
Preferred stock redemption/conversion expenses	(72,000)	0

Net cash used in financing activities	(782,000)	(360,000)

Net increase (decrease) in cash and cash equivalents	(352,000)	321,000
Cash and cash equivalents, at beginning of period	782,000	304,000

Cash and cash equivalents, at end of period	$430,000	$625,000

Supplemental cash flow information:
Cash paid for interest expense	$15,000	$2,000

Noncash financing activities:
Issuance of promissory notes payable in conjunction with the redemption of preferred stock	$200,000	$0

Issuance of common stock in lieu of preferred stock cash dividends	$70,000	$0

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003 and 2002

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

(2) On May 31, 2002, the Company sold certain assets and the operations of Cascade Health Information Software, Inc. (“Cascade”), a wholly owned subsidiary of the Company, to QuadraMed Corporation for $911,000 in cash and the assumption of certain liabilities, which resulted in a gain on the sale of assets of $956,000. The Cascade gain was subsequently reduced to $954,000 due to delayed additional transaction expenses. All information presented in the accompanying consolidated financial statements has been restated to classify Cascade as discontinued operations. As a result of the sale of Cascade, the Company now operates in one, and only one, reportable business segment as a provider of medical transcription services. Cascade reported revenue of $641,000 and a net loss of $109,000 for the five months ended May 31, 2002.

(3) Effective April 1, 2002, the Company changed the estimated useful life of its proprietary T2K transcription system from four to six years to reflect the success of the Company’s on-going software maintenance and enhancement efforts, which are expensed as incurred, in extending the useful life of the system. This change reduced amortization expense by approximately $17,000 per month, or $51,000 (approximately $0.01 per share) for the three months ended September 30, 2003 and 2002; $102,000 (approximately $0.02 per share) for the nine months ended September 30, 2002; and $153,000 (approximately $0.03 per share) for the nine months ended September 30, 2003.

(4) The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts and for operating loss and tax credit carry-forwards. Since the Company’s taxable income for the three and nine months ended September 30, 2003 and 2002 were offset by available net operating loss carry-forwards, no income tax provisions have been recorded for these periods.

(5) The Company follows SFAS No. 128, “Earnings per Share.” That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. All potentially dilutive securities were antidilutive and therefore not included in the diluted net loss per share calculation for the three months ended September 30, 2002.

(6) The Company accounts for comprehensive income (loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income. The Company’s comprehensive income was equivalent to its net income attributable to common stockholders for the three and nine months ended September 30, 2003 and 2002.

(7) On March 21, 2003, the Company extended the maturity date of its $1.5 million line of credit to March 31, 2004. Repayment of borrowings, if any, under this line of credit are personally guaranteed by the Company’s Chief Executive Officer and one of its Directors (the Guarantors”). On July 23, 2003 the independent members of the board of directors authorized the payment of an annual facility fee to the Guarantors in an amount equal to 1% of the total line of credit facility (or $15,000 in aggregate), which was paid in the third quarter of 2003. In addition, quarterly usage fees are payable to the Guarantors at the rate of 2% per annum on average daily borrowings under the line of credit during the quarter. No such usage fees have been paid to the Guarantors during the third quarter of 2003.

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

The Company has been threatened by another company related to a dispute with that company regarding the level of fees payable under a cross-marketing agreement that provides for binding arbitration of disputes. The threatened binding arbitration process has not been initiated at this time. While the Company believes that it has meritorious defenses against the claims of the other party in the dispute, there can be no assurance that the results of this threatened binding arbitration will not have material adverse effect on the Company’s results of operations and financial condition.

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenue increased $766,000, or 26%, to $3.8 million for the three months ended September 30, 2003 when compared to revenue of $3.0 million for the three months ended September 30, 2002 due to the net addition of 27 hospital and clinic groups and 5 small physician practice groups since the third quarter of 2002.

Direct costs increased $307,000, or 14%, to $2.6 million for the three months ended September 30, 2003 when compared to direct costs in the comparable prior year period due primarily to increased transcription compensation expenses in the amount of $317,000 to handle actual transcription service revenue growth. Direct costs as a percentage of revenue decreased from 75% for the three months ended September 30, 2002 to 68% for the three months ended September 30, 2003. Direct costs consist of the following: 1) transcription compensation, 2) production infrastructure expense including production management, customer service, support, and implementation, and 3) depreciation and amortization expense. This increase was partially offset by a slight decrease in production infrastructure expenses between periods.

Gross profit increased $459,000, or 62%, to $1.2 million for the three months ended September 30, 2003 when compared to the gross profit amount in the comparable prior year period. Gross profit as a percentage of revenue increased to 32% in the third quarter of 2003 compared to 25% in the third quarter of 2002. The increase in gross profit as a percentage of revenue is primarily due to the mix of gross profit contributed by new and existing customers and the insignificant change in production management, customer service and technical support infrastructure direct costs referred to above during the three months ended September 30, 2003 compared to the comparable prior year period.

Sales and marketing expenses increased $86,000, or 68%, to $212,000 in the third quarter of 2003 compared to the comparable period in 2002. As a result, sales and marketing expenses as a percentage of revenue increased to 6% in the third quarter of 2003 compared to 4% in the third quarter of 2002. The increase in sales and marketing expense is primarily due to an increase in the size of the sales force and related salary expense of $41,000, increased commissions of $39,000 on new sales and outsourced marketing services of $16,000. These increases were partially offset by lower travel expenses in the third quarter of 2003.

Research and development expenses increased $29,000, or 31%, to $122,000 in the third quarter of 2003 when compared to the amount in the comparable prior year period and were 3% of revenue in both periods. The increase is primarily due to a reassignment of technology resources from other areas to work on transcription technology development projects. The Company believes that the size of its current research and development staff is sufficient to accomplish its planned development activities for the remainder of the year.

General and administrative expenses decreased $40,000, or 6%, to $579,000 when compared to the amount in the comparable prior year period. This decrease is primarily due to the Company increasing its franchise tax reserves of $28,000 for certain tax matters in the three months ended September 30, 2002. In addition, there was a $28,000 decrease in depreciation that was partially offset by an increase in group insurance premiums and various individually insignificant accruals of $16,000 in the three months ended September 30, 2003.

The loss on sale of assets of $6,000 in the third quarter of 2002 represents additional charges related to the $962,000 gain on the sale of certain assets and the operations of Cascade in the second quarter of 2002 for which the Company received $911,000 in cash.

The Company reported net interest expense of $4,000 for the third quarter of 2003 primarily due to the amortization expense for the line of credit facility fee paid to the Company’s Chief Executive Officer and one of its Directors as Guarantors during the third quarter of 2003. The Company reported net interest income of $2,000 that was earned primarily on the investment of cash in overnight money market funds for the three months ended September 30, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenue increased $1,738,000, or 20%, to $10.6 million for the nine months ended September 30, 2003 when compared to revenue of $8.9 million for the nine months ended September 30, 2002 due primarily to the net addition of 27 hospital and clinic groups and 5 small physician practice groups since the third quarter of 2002.

Direct costs increased $594,000, or 9%, to $7.2 million for the nine months ended September 30, 2003 when compared to direct costs of $6.7 million for the nine months ended September 30, 2002. Direct costs as a percentage of revenue decreased from 75% for the nine months ended September 30, 2002 to 68% for the nine months ended September 30, 2003. Direct costs consist of the following: 1) transcription compensation, 2) production infrastructure expense including production management, customer service, support, and implementation, and 3) depreciation and amortization expense. The increase in direct costs is primarily due to increased transcription compensation expenses in the amount of $554,000 to handle actual transcription service revenue growth and increased depreciation and amortization expense of $77,000 related to the amount and timing of capital expenditures for the production operations for the nine months ended September 30, 2003. These increases were partially offset by a net decrease in production infrastructure expenses between periods.

While gross profit increased $1,144,000, or 51%, to $3.4 million for the nine months ended September 30, 2003 when compared to the amount in the comparable prior year period, gross profit as a percentage of revenue was 32% for the nine months ended September 30, 2003 when compared to 25% for the comparable prior year period. The increase in gross profit as a percentage of revenue is primarily due to the mix of gross profit contributed by new and existing customers during the nine months ended September 30, 2003.

Sales and marketing expenses increased $294,000, or 90%, to $620,000 for the first nine months of 2003 compared to the first nine months of 2002. As a result, sales and marketing expenses as a percentage of revenue increased to 6% for the nine months ended September 30, 2003 compared to 4% for the nine months ended September 30, 2002. The increase in sales and marketing expense is primarily due to increased commissions of $82,000 on new sales, outsourced marketing services of $57,000 and an increase in the size of the sales force and related recruiting, salary and travel expenses of $155,000.

Research and development expenses increased $82,000, or 31%, to $345,000 in the nine months ended September 30, 2003 when compared to the amount in the comparable prior year period and were 3% of revenue in both periods. The increase is primarily due to a reassignment of technology resources from other areas to work on transcription technology development projects. The Company believes that the size of its current research and development staff is sufficient to accomplish its planned development activities for the remainder of the year.

General and administrative expenses decreased $142,000, or 8%, to $1.7 million for the nine months ended September 30, 2003 when compared to the comparable period in the prior year. This decrease is primarily due to the Company increasing its general and franchise tax reserves for certain legal and tax matters by $124,000 in the nine months ended September 30, 2002. In addition, there was a $79,000 decrease in depreciation that was partially offset by a net increase in individually insignificant expenses of $61,000 in the nine months ended September 30, 2003.

The gain on sale of assets of $956,000 represents the gain on the sale of certain assets and the operations of Cascade for which the Company received $911,000 in cash in the second quarter of 2002.

The Company reported net interest expense of $4,000 for the third quarter of 2003 primarily due to the amortization expense for the line of credit facility fee paid to the Company’s Chief Executive Officer and one of its Directors as Guarantors during the third quarter of 2003.

The Company reported a loss from discontinued operations of $109,000 for the nine months ended September 30, 2002 attributable to Cascade’s operations that were sold during the second quarter of 2002. The loss is primarily due to relatively low software revenue from new Cascade customers in the first half of 2002 partially offset by capitalized software development costs of $71,000 in the second quarter of 2002.

Liquidity and Capital Resources

The Company’s current financial condition was significantly influenced by four factors: (1) the proceeds of $911,000 from its sale of certain assets and the operations of Cascade during the second quarter of 2002; (2) profitable and positive cash flow operations during the fourth quarter of 2002 and the first nine months of 2003; (3) the redemption of a portion of its preferred stock for $600,000 cash on July 1, 2003; and (4) the conversion of the remaining shares of preferred stock into common stock on June 25, 2003, thereby eliminating quarterly cash dividend payments of approximately $120,000 after May 15, 2003.

As of September 30, 2003, the Company had cash and cash equivalents of $430,000, short-term debt of $200,000 related to the redemption of the preferred stock into common stock and full availability of its $1.5 million line of credit, which expires on March 31, 2004.

Net cash provided by operating activities totaled $843,000 for the first nine months ended September 30, 2003 due primarily to profitable operations and non-cash depreciation and amortization expenses.

Net cash used in investing activities of the Company were capital expenditures of $413,000, primarily for computer hardware and software upgrades and enhancements.

Net cash used in financing activities of the Company during the first nine months of 2003 related to (1) the payment of $600,000 cash to redeem a portion of the Company’s preferred stock; (2) the payments of quarterly preferred stock dividends of $110,000 prior to the conversion of the Company’s preferred stock into common stock on June 25, 2003; and (3) expenses totaling approximately $72,000 related to the stockholder-approved, redemption and conversion of the Company’s preferred stock. As a result of a stockholder-approved action, the quarterly preferred stock cash dividend payments referred to above were $70,000 lower than normal since certain preferred shareholders elected to receive 43,422 shares of common stock in lieu of preferred stock cash dividends at the February 15, 2003 and May 15, 2003 preferred stock dividend payment dates.

To simplify its capital structure and to eliminate the adverse cash and net income effects of the preferred stock dividends, the Company’s stockholders approved the amendment to redeem a portion of its preferred stock and convert the remaining preferred stock into common stock at its annual meeting of stockholders on May 6, 2003 (the “Preferred Stock Strategy”). As a result, the Company became obligated to expend $800,000 cash to redeem a portion of the preferred stock. The Company paid $600,000 of this total cash expenditure on July 1, 2003, $100,000 is due on January 1, 2004 and the remaining $100,000 is due on April 1, 2004. The Preferred Stock Strategy also resulted in an increase in the Company’s outstanding common stock of 2,860,000 shares. As of September 30, 2003, there were 7,316,565 shares of common stock outstanding and no shares of preferred stock outstanding.

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

The Company is a defendant in the OLOL lawsuit and has been threatened regarding a dispute that is subject to binding arbitration. See Note 8 to the Consolidated Financial Statements included with this report and “Legal Proceedings”. It is unlikely that the outcome of the OLOL matter will be known in 2003. There is no timetable, if ever, for the threatened action regarding the dispute. However, if the outcome of the OLOL lawsuit is unfavorable to Transcend, the Company would most likely appeal the verdict or decision. Nonetheless, the OLOL lawsuit and the results of the threatened binding arbitration could have a material adverse effect on the Company’s results of operations and financial condition in the future.

During the remainder of 2003 and for the foreseeable future, absent a material adverse outcome from the lawsuit and threatened binding arbitration discussed above, the Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit and potential cash from the PHNS earn-out agreement, if any, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business and pay the short-term debt related to the Preferred Stock Strategy when due.

Impact of Inflation

Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend, in part, on the Company’s ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company has no material exposure to market risk from derivatives or other financial instruments as of September 30, 2003.

Item 4.	Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s principal executive and financial officer, based on his evaluation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report, concluded that the Company’s disclosure controls and procedures were effective for this purpose.

Internal control over financial reporting consists of control processes designed to provide assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive and financial officer referenced above. There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has been threatened by another company related to a dispute with that company regarding the level of fees payable under a cross-marketing agreement that provides for binding arbitration of disputes. The threatened binding arbitration process has not been initiated at this time. While the Company believes that it has meritorious defenses against the claims of the other party in the dispute, there can be no assurance that the results of this threatened binding arbitration will not have material adverse effect on the Company’s results of operations and financial condition.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 31 - Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)	Exhibit 32 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Reports on Form 8-K: The following report on Form 8-K was furnished to the Commission during the three months ended September 30, 2003- Form 8-K, dated July 17, 2003, a press release announcing the Company’s unaudited operating results for the three and six months ended June 30, 2003 and its unaudited financial condition as of June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRANSCEND SERVICES, INC.

October 31, 2003	By:	/s/ Larry G. Gerdes

Larry G. Gerdes, President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)