Form 10-K
period 2003-12-31
TRANSCEND SERVICES INC
filed 2004-02-12
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

MARK ONE

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at January 30, 2004
Common Stock, $.05 par value	7,318,565

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement filed in connection with the 2004 Annual Meeting of Stockholders to be held on May 6, 2004, are incorporated by reference herein in response to Part III of this report.

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

Our mission is to become the preeminent supplier of dictation and transcription services to the healthcare market. Our state-of-the-art web-based voice and data distribution technology provides an efficient and secure platform for our home-based medical language specialists, who document patient care by converting physicians’ voice recordings into electronic medical record documents. We have invested significant time and intellectual capital in designing and managing a production environment that ensures the timely, accurate and secure creation and distribution of electronic medical documents, which form the foundation for the patient medical record. We believe this tested and proven infrastructure helps us differentiate ourselves from the vast majority of transcription companies.

Transcend’s proven production technology helps to ensure the timely, accurate and secure creation and distribution of electronic medical documents. Based upon comprehensive, written annual surveys from our customers, we believe that our services can be differentiated from that of our competitors by fast, predictable turnaround times; by quality and accuracy; by distribution methodology and flexibility; and perhaps most important, by the breadth and depth of our service offerings. We can create customized transcription services that fit any client’s needs, from the large in-house department that needs a new data center, to the department that desires a complete outsourcing solution, to project-based overflow work. In addition to a proven set of technologies that deliver superior service, the Company is actively testing voice recognition software, which we regard as an emerging trend in the healthcare transcription industry. While we do not have any patents for our proprietary technology, we are in the process of preparing a patent application for our proprietary voice recognition process.

The market for Transcend’s medical transcription services is sizable. According to a report on the transcription services industry prepared by the Medical Transcription Industry Alliance in January 2002, the total annual market potential for outsourced medical transcription services is estimated to be approximately $6 billion. While competition is significant with over 1,000 transcription services companies nationally, management believes that Transcend is one of only a handful of companies that operates on a single, Internet-based technology and uses US-based medical language specialists.

Our customers include hospitals, hospital systems, multi-specialty clinics and physician group practices in the United States.

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

INDUSTRY OVERVIEW

The healthcare industry continues to undergo rapid change. Government regulation and managed care have increased the focus on quality of care, quality of data, billing compliance and patient privacy. Healthcare providers continue to come under increased scrutiny from regulators and third-party payers. Reimbursement pressures from managed-care growth have fueled industry consolidation and the formation of various types of healthcare provider groups, from integrated delivery networks to managed service organizations. Documentation requirements have significantly increased, resulting in an increase in the need for dictation and transcription of medical notes. As a result of breakthroughs in technology, telecommunications, the growing acceptance of the Internet, and new applications (such as digital imaging systems and voice recognition systems), healthcare providers are relying on new technologies and outsourcing to help them stay competitive.

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

We have hired and organized an experienced sales team to focus on the initial sale of medical transcription services to new accounts as well as additional sales to existing customers. We have begun marketing initiatives that will improve our ability to create visibility and generate sales leads. In addition, our established account management organization will act as one of several lead generation sources for the Company’s sales force.

Maintain and Enhance Customer Satisfaction

We believe that happy customers, who provide sales leads and references, are our best sales force. Accordingly, we have an ongoing program to monitor and improve customer satisfaction. This program includes continuous monitoring of transcription production statistics relative to contracted standards, periodic transcription customer surveys and a dedicated customer support organization that maintains regular, oftentimes daily, contact with transcription customers.

Sustain Technological Leadership

We intend to utilize the most effective technologies available to improve the medical transcription process because we believe that the application of advanced technologies will reshape the way patient information is managed across the healthcare delivery system in the future as well as provide margin expansion through improved business efficiencies. We have converted all of our transcription operations to an Internet-based platform, which provides significant advantages in recruiting, workflow management, and production control. We will continue to invest in improving our infrastructure to yield faster turnaround times, better workflow management, and increased productivity by evaluating new technologies, such as voice recognition and natural language processing. We have also made a concerted effort to ensure that our information, and that of our clients, remains confidential and secure.

Attract and Retain Professional Staff

One of our critical success factors is the recruitment and retention of the industry’s best knowledge workers (medical language specialists, application developers and service and sales professionals). We believe that there will be a shortage of qualified professionals in the future, most certainly with medical language specialists, who are already in short supply. The solution to this shortage will be to attract and retain a core group of knowledge workers by offering excellent pay and benefits, stable and caring management and, in the case of medical language specialists, the opportunity to work from home. This core group of knowledge workers may support less skilled production employees and may complete documents that have been translated using voice recognition software. We intend to continue to hire domestically and believe that we are one of a few large medical transcription companies that provide entirely U. S. – based transcription services.

Manage Necessary Internal Growth

We intend to grow internally through a direct sales force focused on both new accounts and our existing customer base. This will involve adding sales and account management resources as necessary to concentrate on revenue growth. In addition, we will selectively consider opportunities for contract management of medical transcription departments and acquisitions of medical transcription companies.

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

Increase Target Market’s Understanding of Transcend Differentiators

Transcend has designed a proven production technology that helps to ensure the timely, accurate and secure creation and distribution of electronic medical documents. Based upon comprehensive, written annual surveys from our customers, we believe that our services can be differentiated from those of competitors by a number of factors. These factors include: fast, predictable turnaround times; consistently high accuracy and document quality; flexible distribution methodology that delivers documents securely to a variety of end-user sources including HCIS systems, faxes, printers and a web-based console; and a breadth and depth of offerings unmatched in the industry. Transcend can create customized transcription services that fit any client’s needs, from the large in-house department that needs a new data center; to the department that desires a complete outsourcing solution; to project-based overflow work. Our offerings make use of a range of technologies, including an advanced typing platform, a secure and reliable data center, and advanced integration and distribution technologies. In addition, the Company is actively testing voice recognition software, which we believe has particular merit for the healthcare transcription industry.

SERVICES

Medical Transcription Services. Powered by its web-enabled voice and data distribution technology, Transcend’s home-based medical language specialists convert physicians’ voice recordings into electronic medical record documents. Physicians may dictate from several dictation products on the market (including handheld devices) or any phone (including hospital- or clinic-based transcription stations, an office- or home-based land line, or even a cell phone). The information is securely captured in a digital format in the Company’s central voice hub in Atlanta, Georgia. The digital voice files are then compressed, encrypted and stored. The Company’s home-based medical language specialists access these files over the Internet, play back the voice recordings using headsets and foot pedals, and transcribe the recorded voice to create electronic documents. The completed electronic documents are then returned to the Atlanta hub over the Internet. The documents may then be accessed by remote quality assurance personnel, if necessary, and delivered electronically to the healthcare provider. Typically, documents are produced and delivered within 24 hours of the physicians’ dictation. Documents requiring faster turnaround times, many as quickly as four hours for STAT requests, are priced at a premium. The Company’s transcription operations run around the clock, every day of the year.

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

CUSTOMERS

We currently deliver dictation and transcription services to 55 hospitals and clinics with recurring revenue under long-term contracts or other arrangements. The average level of annual revenue generated by a transcription customer is approximately $300,000, but we had several customers that each contributed annual revenue over $1 million in 2003.

No single customer contributed revenue equal to or in excess of 10% of total revenue in 2001 or 2002, but revenue attributable to one customer totaled $1,572,000, or 10.7% of total revenue in 2003.

SALES AND MARKETING

We currently employ five full-time sales professionals managed by a Vice President of Sales and Marketing to sell transcription services. Historically, our sales leads were generated from personal contacts with senior hospital executives and from client referrals. Current marketing initiatives should expand our visibility in the industry and increase the pool of leads for the sales force.

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

COMPETITION

We experience competition from many local, regional and national businesses. The medical transcription services market, which is estimated at over $6 billion in annual expenditures, is highly fragmented with more than 1,000 companies, ranging from sole practitioners to large public companies, in the United States alone. In addition, the medical transcription industry in the United States experiences overseas competition, primarily from India. While the costs for overseas transcription assistance is lower, quality and turnaround time is often unacceptable, and with the increasing scrutiny of the security of medical records, overseas transcription is worrisome to many segments of the market, especially hospitals and health systems. Over the past several years, the medical transcription industry has been undergoing consolidation by MedQuist, Inc., Spheris and others.

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

We believe that our top four domestic competitors are MedQuist, Inc., Spheris, HealthScribe, Inc. and CBay Systems, Ltd. Competition for transcription software, which is used by in-house transcription personnel, comes largely from SoftMed Systems, Inc. with their Chartscript product.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) contains provisions regarding standardization, privacy, security and administrative simplification in the healthcare industry. As a result of regulations that have been proposed and enacted under HIPAA, the Company has made and will continue to make investments to support customer operations in areas such as:

•	Electronic transactions involving healthcare information;

•	Privacy of individually identifiable health information; and

•	Security of healthcare information and electronic signatures.

The regulations governing the electronic exchange of information established a standard format for the most common healthcare transactions, including claims, remittance, eligibility and claims status. The regulations also establish national privacy standards for the protection of individually identifiable health information. A substantial part of our activities involve the receipt or delivery of confidential health information concerning patients of our customers in connection with the provision of transcription services to participants in the healthcare industry. We intend to ensure our compliance with the regulations to the extent they are applicable to us. The regulations may restrict the manner in which we transmit and use certain information.

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

EMPLOYEES

As of December 31, 2003, we had 292 full-time and 81 part-time employees. These include 280 full-time and 80 part-time employees dedicated to the medical transcription business, and 12 full-time and 1 part-time executive, accounting and administrative employees at our headquarters office in Atlanta, Georgia. We are not currently a party to any collective bargaining agreement, nor are our employees. We have not experienced any strikes or work stoppages, and believe that our relations with our employees are good.

ITEM 2.	PROPERTIES.

The Company leases the space for its principal offices in Atlanta, Georgia under leases that expire in September 2004 and October 2007. The Company also leases space in Beaverton, Oregon, which was utilized by its wholly owned subsidiary Cascade Health Information Software, Inc. (“Cascade”), until select assets and the operations of Cascade were sold to QuadraMed Corporation (“QuadraMed”) on May 31, 2002. The Company has sublet the Beaverton, Oregon space to QuadraMed from June 1, 2002 through April 30, 2005 at which time the Company will reassume responsibility for the lease through February 2007.

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

The Company has been threatened by another company related to a dispute with that company regarding the level of fees payable under a cross-marketing agreement that provides for binding arbitration of disputes. The threatened binding arbitration process has not been initiated at this time and it is uncertain when, if ever, the threatened binding arbitration process will be initiated. While the Company believes that it has meritorious defenses against the claims of the other party in the dispute, there can be no assurance that the results of this threatened binding arbitration will not have material adverse effect on the Company’s results of operations and financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock is quoted on the Nasdaq SmallCap Market under the symbol “TRCR”. As of January 30, 2004 there were approximately 245 holders of record of the Company’s Common Stock. The table below sets forth for the periods indicated the high and low bid prices per share of the Company’s Common Stock as reported on the Nasdaq SmallCap Market for the periods indicated. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Share of Common Stock
	High	Low
Year Ended December 31, 2003
First Quarter ended March 31, 2003	$2.280	$0.750
Second Quarter ended June 30, 2003	$3.500	$1.750
Third Quarter ended September 30, 2003	$3.300	$2.500
Fourth Quarter ended December 31, 2003	$4.600	$2.600
Year Ended December 31, 2002
First Quarter ended March 31, 2002	$1.700	$1.220
Second Quarter ended June 30, 2002	$1.660	$1.200
Third Quarter ended September 30, 2002	$1.650	$1.150
Fourth Quarter ended December 31, 2002	$1.350	$0.580

The Company’s policy is to retain earnings for the expansion and development of the Company’s business. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

See Note 9 of Notes to Consolidated Financial Statements for information with respect to the Company’s equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the Company’s consolidated financial statements. The report of Miller Ray & Houser, independent public accountants, with respect to such consolidated financial statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 is included in Item 8. This selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included and incorporated by reference herein.

Selected Financial Data (in thousands, except per share data)	1999	2000	2001	2002	2003
Results of Operations: (1) (2)(3)

Revenue	$47,281	$24,007	$11,817	$12,225	$14,663
Income (loss) from operations	$(7,375)	$(363)	$(214)	$42	$1,030
Income (loss) before discontinued operations	$(2,456)	$(233)	$(139)	$999	$1,020
Income (loss) before discontinued operations per common share	$(0.67)	$(0.16)	$(0.14)	$0.11	$0.14
Diluted weighted average shares of common stock(3)	4,386	4,341	4,404	4,547	6,117

Financial Position at Year End:
Total assets	$17,482	$5,679	$3,128	$3,215	$3,346
Total debt	$6,903	$614	$—	$—	$200
Stockholders’ equity	$2,568	$2,176	$2,009	$2,421	$2,440

(1)	The Company has completed several acquisitions and divestitures that could affect the comparability of the information reflected in the table. Revenue attributable to business units that were sold or to customers that were not converted to the Company’s T2K platform totaled $33,996,000 in 1999 and $10,341,000 in 2000.

(2)	Certain prior year results related to the operations of First Western Health Corporation, Veritas Health Management, Transcend Case Management and Cascade Health Information Software, Inc. (“Cascade”) have been reclassified to loss from discontinued operations for comparative purposes. See also Note 2 of Notes to Consolidated Financial Statements.

(3)	Diluted weighted average shares of common stock have been restated to show the effects of the 1-for-5 reverse stock split effected on January 14, 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements that involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are competitive pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for the Company’s products and services, business conditions in the integrated health care delivery network market, general economic conditions, and the risk factors detailed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission.

The Company’s consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts and disclosures in the Company’s financial statements and accompanying notes. Actual results could differ from those estimates. A summary of the Company’s significant accounting policies is contained in Note 1 of Notes to Consolidated Financial Statements. The Company believes that none of these accounting policies are extraordinarily complex or require an unusual degree of judgment as these policies relate to the Company’s operations and financial condition.

The following discussion should be read in conjunction with the consolidated financial statements of the Company, including the notes thereto, contained elsewhere in this report.

OVERVIEW

Transcend Services, Inc. (the “Company”) provides medical transcription services to the healthcare industry. Powered by its web-based voice and data distribution technology, the Company’s home-based medical language specialists document patient care by converting physicians’ voice recordings into electronic medical record documents. On May 31, 2002, the Company sold certain assets and the operations of its wholly owned subsidiary, Cascade Health Information Software, Inc. (“Cascade”). Cascade previously provided software for the coding and abstracting of patient medical records and is presented as discontinued operations in 2001 and 2002.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue increased $2,438,000, or 20%, from $12.2 million in 2002 to $14.7 million in 2003. This increase in revenue is primarily attributable to: (1) an increase of $684,000 in revenue from existing transcription customers; (2) revenue of $2,407,000 from new transcription customers; and (3) a decrease of $653,000 in revenue from three customers who terminated their contracts with the Company during 2003.

Direct costs increased $1,129,000, or 13%, from $8.9 million in 2002 to $10.0 million in 2003. Direct costs consist of transcription compensation, which is a totally variable expense, transcription recruiting, production management, customer service, support, implementation and depreciation and amortization related to the production operation, all of which are semi-variable expenses. Transcription compensation, which comprises 69% of the total direct costs, increased $967,000, or 16%, to handle the increased level of revenue referred to above. In addition, recruiting, production management customer service and support, all of which are semi-variable production infrastructure expenses, increased $196,000, or 9%, to handle actual and planned transcription service revenue growth. Implementation expense decreased by $150,000 as the Company reduced its reliance upon third-party implementation specialists. Depreciation and amortization expense increased $116,000, or 22%, related to the increased level of capital expenditures for production operations in 2003 and the amount and timing of such capital expenditures in prior years.

Gross profit increased $1,309,000, or 40%, from $3.3 million in 2002 to $4.6 million in 2003. Gross profit as a percentage of revenue increased from 27% in 2002 to 32% in 2003 due to the revenue growth rate exceeding the growth rate of direct costs, both of which were discussed above. Further, the improvement in gross profit is due to the employment of labor-saving tools and techniques by the transcriptionists to enhance their productivity and the control of production infrastructure expenses discussed above.

Marketing and sales expenses increased $325,000, or 61%, from $529,000 in 2002 to $854,000 in 2003. These expenses also increased as a percentage of revenue from 4% in 2002 to 6% in 2003. The Company doubled the size of its sales force in 2003, which resulted in higher levels of salaries and travel expenses and an increased level of sales commissions related to the increased level of revenue discussed above. In addition, marketing expenses increased as a result of the development and production of sales collateral material by a third party.

Research and development expenses increased $111,000, or 33%, from $332,000 in 2002 to $443,000 in 2003, but remained the same as a percentage of revenue at 3% for 2002 and 2003. This increase is primarily due to a reassignment of technology resources from other areas to work on technology development projects. Slightly offsetting this increase is capitalized internal software development costs of $17,000 related to the development of an order-based information module for the transcription typing platform to facilitate the preparation of radiology, pathology and other order-based reports. The Company believes that the current size of its research and development staff is sufficient to accomplish its planned research and development activities for the foreseeable future.

General and administrative expenses decreased $115,000, or 5%, from $2.4 million in 2002 to $2.3 million in 2003 as the Company had overall conservative spending during the year.

Net interest expense increased from zero in 2002 to $16,000 in 2003 due primarily to the amortization of the line of credit facility fee paid to the Company’s Chief Executive Officer and one of its Directors as Guarantors of the repayment of borrowings, if any, under the Company’s line of credit.

The gain of sale of assets of $6,000 is an earn-out payment pursuant to the sale of the Co-Sourcing and CodeRemote business units in 2000.

The Company reported no income tax expense in either 2002 or 2003 since it has available net operating loss carry-forwards of approximately $19 million as of December 31, 2003.

During the first half of 2003, the Company issued 2,903,422 shares of common stock in the stockholder-approved preferred stock conversion on June 25, 2003 and in lieu of dividends at the preferred stock dividend payment dates of February 15 and May 15, 2003 after which latter date preferred stock dividends were no longer required. Accordingly, dividends on preferred stock decreased from $478,000 in 2002 to $180,000 in 2003. In addition, weighted average common shares outstanding increased significantly from 4.5 million shares in 2002 to 5.9 million and 6.1 million shares on a basic and diluted basis, respectively, in 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue increased $408,000, or 3%, from $11.8 million in 2001 to $12.2 million in 2002. This increase in revenue is primarily attributable to: (1) an increase in revenue from existing transcription customers of $959,000; (2) revenue of $873,000 from new transcription customers; and (3) a decrease in revenue from two customers who terminated their contracts with the Company in late 2001 and mid-2002 that contributed revenue of approximately $1.4 million in 2001.

Direct costs increased $37,000, or less than 1%. Direct costs consist of transcription compensation, which is a totally variable expense, transcription recruiting, production management, customer service, support, implementation and depreciation and amortization related to the production operation, all of which are semi-variable expenses. Recruiting, production management customer service, support and implementation, all of which are semi-variable production infrastructure expenses, increased $256,000 to handle actual and planned transcription service revenue growth. Depreciation and amortization expense decreased $110,000 related to the decline in capital expenditures required for production operations over the last few years. Transcription compensation decreased a relatively insignificant $109,000, or less than 2% of the total transcription compensation included in direct costs, which comprises about two-thirds of total direct costs.

Gross profit increased $371,000, or 13%, from $2.9 million in 2001 to $3.3 million in 2002. Gross profit as a percentage of revenue increased from 25% in 2001 to 27% in 2002. The increase in gross profit margin is primarily due to relatively higher margins on revenue from new customers when compared to the margins on revenue from customers in 2001. In addition, the production management, technical service group and customer service operations effectively controlled their departmental expenses in relation to the 3% increase in revenue mentioned above.

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

The loss on sale of short-term investment of $576,000 in 2001 is the realized loss on the sale of unregistered common stock that was received in a legal settlement during 2000, but bore resale restrictions until its sale in 2001.

The Company reported an income tax benefit of $116,000 in 2001 due to the elimination of deferred income tax liabilities of $121,000 established in prior years most of which related to a workers compensation insurance claim settlement by a now discontinued operation that are no longer required, offset slightly by state income taxes of $5,000. The Company had available net operating loss carry-forwards of approximately $19.5 million as of December 31, 2002.

In November 1997, the Company issued 212,800 shares of Series A Convertible Preferred Stock with a dividend of 9%. The net income (loss) attributable to common stockholders includes the effect of preferred stock dividends of $478,000 and $479,000 in 2002 and 2001, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating lease obligations discussed below, the Company does not have any off-balance sheet arrangements.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current financial condition has been significantly influenced by four factors: (1) the proceeds of $911,000 from its sale of certain assets and the operations of Cascade during the second quarter of 2002; (2) profitable and positive cash flow operations for five consecutive quarters up to and including the fourth quarter of 2003; (3) the redemption of a portion of its preferred stock for $600,000 cash on July 1, 2003; and (4) the conversion of the remaining shares of preferred stock into common stock on June 25, 2003, thereby eliminating quarterly cash dividend payments of approximately $120,000 after May 15, 2003.

As of December 31, 2003, the Company had cash and cash equivalents of $558,000, short-term debt of $200,000 related to the redemption of the preferred stock into common stock and full availability of its $1.5 million line of credit, which expires on March 31, 2004.

Net cash provided by operating activities totaled $1,140,000 in 2003 due primarily to profitable operations and non-cash depreciation and amortization expenses.

Net cash used in investing activities of the Company were capital expenditures of $568,000, primarily for computer hardware and software upgrades and enhancements.

Net cash used in financing activities of the Company during the first nine months of 2003 related to (1) the payment of $600,000 in cash to redeem a portion of the Company’s preferred stock; (2) the payments of quarterly preferred stock dividends of $110,000 prior to the conversion of the Company’s preferred stock into common stock on June 25, 2003; and (3) expenses totaling approximately $86,000 related to the stockholder-approved, redemption and conversion of the Company’s preferred stock. As a result of the stockholder-approved redemption and conversion of the Company’s preferred stock, the quarterly preferred stock cash dividend payments referred to above were $70,000 lower than normal since certain preferred shareholders elected to receive 43,422 shares of common stock in lieu of preferred stock cash dividends at the February 15 and May 15, 2003 preferred stock dividend payment dates.

To simplify its capital structure and to eliminate the adverse cash and net income effects of the preferred stock dividends, the Company’s stockholders approved an amendment to redeem a portion of its preferred stock and convert the remaining preferred stock into common stock at its annual meeting of stockholders on May 6, 2003 (the “Preferred Stock Strategy”). As a result, the Company became obligated to expend $800,000 in cash to redeem a portion of the preferred stock. The Company paid $600,000 of this total cash expenditure on July 1, 2003 and $100,000 subsequent to year-end on January 1, 2004 upon maturity of a short-term promissory note; the remaining $100,000 is due on April 1, 2004. The Preferred Stock Strategy also resulted in an increase in the Company’s outstanding common stock of 2,860,000 shares. As of December 31, 2003, there were 7,316,565 shares of common stock outstanding and no shares of preferred stock outstanding.

Aside from cash available under its $1.5 million line of credit referred to above, during the fourth quarter of each year in both 2004 and 2005, the Company has potential cash resources of an undetermined amount of earn-out payments, if any, payable by Provider HealthNet Services, Inc. (“PHNS”) based on a fixed percentage of certain defined future revenue recognized by PHNS from the Co-Sourcing and CodeRemote businesses sold to PHNS by Transcend in October 2000.

The Company is a defendant in the OLOL lawsuit and has been threatened regarding a separate dispute that is subject to binding arbitration. See Note 5 to the Consolidated Financial Statements included with this report and “Item 3. Legal Proceedings”. It is possible that the outcome of the OLOL matter will be known in 2004, but it is impossible to predict the outcome at this time. There is no timetable, if ever, for the threatened action regarding the dispute. However, if the outcome of the OLOL lawsuit is unfavorable to Transcend, the Company would most likely appeal the verdict or decision. Nonetheless, the OLOL lawsuit and the results of the threatened binding arbitration could have a material adverse effect on the Company’s results of operations and financial condition in the future.

The Company has the following contractual obligations as of December 31, 2003:

(in 000’s)	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Operating lease obligations	1,005	250	553	202	0
Purchase obligations	0	0	0	0	0
Other long-term liabilities	0	0	0	0	0

Total	$1,005	$250	$553	$202	$0

Absent a material adverse outcome from the lawsuit and threatened binding arbitration discussed above, the Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit and potential cash from the PHNS earn-out agreement, if any, should be sufficient to finance continuing operations, make capital investments in the normal and ordinary course of its business and pay the short-term debt related to the Preferred Stock Strategy when due during 2004 and for the foreseeable future.

IMPACT OF INFLATION

Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part, on the Company’s ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

ITEM 7A.	QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no material exposure to market risk from derivatives or other financial instruments as of December 31, 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Transcend Services, Inc.:

We have audited the accompanying consolidated balance sheets of Transcend Services, Inc. (a Delaware corporation) and subsidiary as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiary as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller Ray & Houser LLP
Atlanta, Georgia January 23, 2004

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS

Current assets:
Cash and cash equivalents	$558,000	$782,000
Accounts receivable, net of allowances for doubtful accounts of $39,000 and $50,000 at December 31, 2003 and 2002, respectively	1,306,000	947,000
Prepaid expenses and other current assets	216,000	101,000

Total current assets	2,080,000	1,830,000

Property and equipment:
Computer equipment	1,971,000	1,534,000
Software	1,826,000	1,702,000
Furniture and fixtures	170,000	162,000

Total property and equipment	3,967,000	3,398,000
Accumulated depreciation	(2,749,000)	(2,082,000)

Property and equipment, net	1,218,000	1,316,000

Other assets	48,000	69,000

Total assets	$3,346,000	$3,215,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Promissory notes payable	$200,000	$—
Accounts payable	109,000	154,000
Accrued compensation and benefits	486,000	397,000
Other accrued liabilities	111,000	243,000

Total current liabilities	906,000	794,000

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 and 21,000,000 shares authorized at December 31, 2003 and December 31, 2002, respectively:
Series A Convertible Preferred Stock, —0— and 212,800 shares issued and outstanding at December 31, 2003 and 2002, respectively	—	2,000
Series B Convertible Preferred Stock, —0— and 60,000 shares issued and outstanding at December 31, 2003 and 2002, respectively	—	1,000
Common stock, $.05 par value; 15,000,000 and 6,000,000 shares authorized at December 31, 2003 and 2002, respectively; 7,317,000 and 4,413,000 shares issued and outstanding at December 31, 2003 and 2002, respectively	364,000	220,000
Additional paid-in capital	27,058,000	28,020,000
Accumulated deficit	(24,982,000)	(25,822,000)

Total stockholders’ equity	2,440,000	2,421,000

Total liabilities and stockholders’ equity	$3,346,000	$3,215,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Revenue	$14,663,000	$12,225,000	$11,817,000
Direct costs	10,044,000	8,915,000	8,878,000

Gross profit	4,619,000	3,310,000	2,939,000

Operating expenses:
Marketing and sales	854,000	529,000	378,000
Research and development	443,000	332,000	324,000
General and administrative	2,292,000	2,407,000	2,451,000

Total operating expenses	3,589,000	3,268,000	3,153,000

Income (loss) from operations	1,030,000	42,000	(214,000)

Other (expense) income:
Interest expense, net	(16,000)	—	(18,000)
Gains on sales of assets	6,000	957,000	553,000
Loss on sale of short-term investment	—	—	(576,000)

Total other (expense) income	(10,000)	957,000	(41,000)

Income (loss) before income taxes and discontinued operations	1,020,000	999,000	(255,000)
Income tax benefit	—	—	116,000

Income (loss) before discontinued operations	1,020,000	999,000	(139,000)
Loss from discontinued operations	—	(109,000)	(449,000)

Net income (loss)	1,020,000	890,000	(588,000)
Dividends on preferred stock	(180,000)	(478,000)	(479,000)

Net income (loss) attributable to common stockholders	$840,000	$412,000	$(1,067,000)

Basic earnings (loss) per share:
From continuing operations	$0.14	$0.12	$(0.14)
From discontinued operations	0.00	(0.02)	(0.10)

Net earnings (loss) per share attributable to common stockholders	$0.14	$0.09	$(0.24)

Weighted average common shares outstanding	5,935,000	4,513,000	4,404,000

Diluted earnings (loss) per share:
From continuing operations	$0.14	$0.11	$(0.14)
From discontinued operations	0.00	(0.02)	(0.10)

Net earnings (loss) per share attributable to common stockholders	$0.14	$0.09	$(0.24)

Weighted average common shares outstanding	6,117,000	4,547,000	4,404,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK	TREASURY STOCK	ADDITIONAL PAID-IN CAPITAL	SUBSCRIPTION RECEIVABLE	UNREALIZED LOSS ON SHORT-TERM INVESTMENT	ACCUMULATED DEFICIT	STOCKHOLDERS’ EQUITY	COMPREHENSIVE LOSS
	SERIES A	SERIES B
Balance, December 31, 2000	$2,000	$1,000	$224,000	$(620,000)	$28,602,000	$—	$(866,000)	$(25,167,000)	$2,176,000
Comprehensive loss:
Net loss attributable to common Stockholders	—	—	—	—	—	—	—	(1,067,000)	(1,067,000)	$(1,067,000)
Reverse valuation reserve on short-term investment	—	—	—	—	—	—	866,000	—	866,000	866,000

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(201,000)

Issuance of 100,000 shares of Common Stock in private Placement	—	—	5,000	—	121,000	(126,000)	—	—	—
Issuance of 40,000 shares of Common Stock from exercise of options and other issuance	—	—	1,000	—	33,000	—	—	—	34,000
Retirement of Treasury Stock	—	—	(5,000)	620,000	(615,000)	—	—	—	—

Balance, December 31, 2001	2,000	1,000	225,000	—	28,141,000	(126,000)	—	(26,234,000)	2,009,000
Net income attributable to common stockholders	—	—	—	—	—	—	—	412,000	412,000
Issuance of Common Stock in private placement	—	—	(5,000)	—	(121,000)	126,000	—	—	—

Balance, December 31, 2002	2,000	1,000	220,000	—	28,020,000	—	—	(25,822,000)	2,421,000
Net income attributable to common stockholders	—	—	—	—	—	—	—	840,000	840,000
Conversion and redemption of Preferred Stock	(2,000)	(1,000)	144,000	—	(962,000)	—	—	—	(821,000)

Balance, December 31, 2003	$—	$—	$364,000	$—	$27,058,000	$—	$—	$(24,982,000)	$2,440,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common shareholders	$840,000	$412,000	$(1,067,000)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	667,000	652,000	820,000
Loss related to discontinued operations	—	109,000	449,000
Loss on sale of short-term investment	—	—	576,000
Gains on sales of assets	(6,000)	(957,000)	(553,000)
Preferred Stock dividends	180,000	478,000	479,000
Changes in assets and liabilities:
Accounts receivable, net	(359,000)	69,000	602,000
Prepaid expenses and other current assets	(115,000)	15,000	24,000
Other assets	21,000	(23,000)	359,000
Accounts payable	(45,000)	(20,000)	(885,000)
Accrued liabilities	(43,000)	(62,000)	(1,050,000)

Total adjustments	300,000	261,000	821,000

Net cash provided by (used in) continuing operations	1,140,000	673,000	(246,000)
Net cash provided by (used in) discontinued operations	—	(197,000)	543,000

Net cash provided by operating activities	1,140,000	476,000	297,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(568,000)	(431,000)	(653,000)
Proceeds from disposition of assets	—	911,000	553,000
Proceeds from the sale of short-term investment	—	—	1,160,000

Net cash provided by (used in) investing activities	(568,000)	480,000	1,060,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of Preferred Stock	(600,000)	—	—
Preferred Stock dividends	(110,000)	(478,000)	(479,000)
Preferred Stock redemption/conversion expenses	(86,000)	—	—
Repayments (borrowings) under line of credit agreement	—	—	(614,000)
Proceeds from stock options and other issuances	—	—	34,000

Net cash used in financing activities	(796,000)	(478,000)	(1,059,000)

Net change in cash and cash equivalents	(224,000)	478,000	298,000
Cash and cash equivalents, at beginning of year	782,000	304,000	6,000

Cash and cash equivalents, at end of year	$558,000	$782,000	$304,000

Supplemental cash flow information:
Cash paid for interest expense	$19,000	$2,000	$60,000

Noncash investing and financing activities:
Issuance of promissory notes payable in conjunction with the redemption of Preferred Stock	$200,000	$—	$—

Issuance of Common Stock in lieu of Preferred Stock cash dividends	$70,000	$—	$—

(Cancellation) receipt of secured promissory notes receivable for the issuance of Common Stock	$—	$(126,000)	$126,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

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

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Cascade Health Information Software, Inc. (“Cascade”) prior to the sale of certain assets and the operations of Cascade on May 31, 2002 at which time Cascade was presented as discontinued operations (see Note 2). All intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the Company’s financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.

SHORT-TERM INVESTMENT

The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 mandates that a determination be made of the appropriate classification for debt and equity securities with readily determinable fair value at the time of purchase and a reevaluation of such designation as of each balance sheet date. The Company considered its short-term investment that was sold during 2001, which consisted of unregistered common stock of a publicly traded company acquired in a legal settlement effective March 31, 2000, as “available for sale”. A valuation reserve of $866,000 was established for the difference between the cost basis of this short-term investment of approximately $1,736,000 and its fair market value of $870,000 as of December 31, 2000. On April 2, 2001, the Company sold this short-term investment for approximately $1,160,000, net of commission expense of $10,000, resulting in a realized loss of approximately $576,000, which is presented as the loss on sale of short-term investment in the accompanying consolidated statement of operations for the year ended December 31, 2001. The valuation reserve of $866,000 that was established for this short-term investment as of December 31, 2000 was reversed at the time of the sale resulting in a net increase in stockholders’ equity of approximately $290,000 during 2001 due to this sale.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection. The provisions for doubtful accounts were $3,000, $15,000 and $0 in 2003, 2002 and 2001, respectively. Charges for bad debts were $14,000, $26,000 and $466,000 in 2003, 2002 and 2001, respectively.

REVENUE AND COST RECOGNITION

Service revenue related to Cascade prior to the sale of Cascade includes system implementation, software support and software maintenance fees. Cascade’s implementation fee revenue was recognized on the basis of hours worked by each implementation person times the contracted hourly billing rate applicable to each such implementation person. Software support and maintenance revenue was typically billed in advance on either a quarterly or annual basis, but was recognized as revenue monthly on a straight-line basis over the applicable quarterly or annual service period. Software license fee revenue was recognized in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, the Company recognized software license fee revenue when: (1) a software license agreement existed; (2) delivery and installation had occurred; (3) the fee was fixed or determinable; and (4) collectibility was probable. Transcription service fee revenue is recognized as the related transcription work is performed on the basis of the number of lines transcribed times the contracted billing rate per line transcribed. Implementation fees related to transcription services are recognized on the basis of hours worked by each implementation person times the contracted hourly billing rate applicable to each such implementation person. All service-related costs were expensed as incurred for Cascade and are expensed as incurred for the continuing operations.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost, less accumulated depreciation. Charges for depreciation of capital assets are computed using the straight-line method over their estimated useful lives, which range from three to six years, and are included in direct costs and general and administrative expenses in the accompanying consolidated statements of operations.

Effective April 1, 2002, the Company changed the estimated useful life of its proprietary T2K transcription system from four to six years to reflect the success of the Company’s on-going software maintenance and enhancement efforts, which are expensed as incurred, in extending the useful life of the system. This change reduced amortization expense by approximately $17,000 per month, or $204,000 (approximately $0.03 per share) in 2003 and $153,000 (approximately $0.03 per share) in 2002. In addition, during the first quarter of 2002, the Company wrote off fully depreciated computer equipment of $1,783,000 and furniture and fixtures of $162,000 that were no longer in productive use.

All costs in the software development process that are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are considered for capitalization. The Company’s policy is to amortize these costs using the straight-line method over the remaining estimated economic life of the product, not to exceed five years. No software development costs were capitalized for the continuing operations in 2002 or 2001, but $17,000 was capitalized in 2003.

OTHER ASSETS

Other assets consist primarily of deposits for rented facilities.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of this Statement goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than be amortized like intangible assets with finite useful lives, which are amortized over their useful lives. The Company has no goodwill or intangible assets subject to the provisions of SFAS No. 142 as of December 31, 2003 and 2002.

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

FAIR VALUE OF DEBT

In accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the fair value of short-term debt, which totaled $200,000 as of December 31, 2003, is estimated to approximate its carrying value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The Company had no short-term debt at December 31, 2002 and no long-term debt at December 31, 2003 and 2002.

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

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Deferred tax assets and liabilities, if any, are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts and for operating loss and tax credit carry-forwards.

NET INCOME (LOSS) PER SHARE

The Company follows SFAS No. 128, “Earnings per Share.” That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company’s stock options are potentially dilutive securities. The diluted net income per share was reported for the years ended December 31, 2003 and 2002. All potentially dilutive securities were antidilutive and therefore are not included in diluted net loss per share calculations in 2001.

COMPREHENSIVE LOSS

The Company accounts for comprehensive loss under the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive loss and its components in a full set of general purpose financial statements. The Company has chosen to disclose comprehensive loss, which consists of a reversal of a valuation reserve on a short-term investment, in the consolidated statements of stockholders’ equity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 149 (“SFAS 149”), regarding “An Amendment of Statement 133 on Derivative Instruments and Hedging Activities” in April 2003 and SFAS 150 regarding “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in May 2003 and revised SFAS 132 regarding “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106” in December 2003 (collectively, the “Statements”). The provisions of the Statements, which are currently not applicable to the Company, became, or will become, effective in whole or in part at various times in 2003 and thereafter. The Statements will be considered and adopted, where and when applicable, by the Company at the appropriate future point in time. None of the Statements had an effect on the results of operations or financial position of the Company reported in the accompanying consolidated financial statements.

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

3. NON-RECURRING ITEM

The Company incurred a loss of $576,000 in 2001 on the sale of common stock of another company that was received by the Company in a legal settlement during 2000, but bore resale restrictions until its sale in 2001. See also Note 2 regarding Discontinued Operations and Note 11 regarding the gains on sales of assets.

4. BORROWING ARRANGEMENTS

On March 25, 2002, the Company signed a one-year promissory note due March 31, 2003 that established a $1.5 million line of credit (the “LOC”) with Bank of America, N.A. (“B of A”). Borrowings under this LOC bear interest at B of A’s prime rate less one-half percent (3.5% at December 31, 2003). On March 21, 2003, the Company extended the maturity date of the LOC to March 31, 2004. Repayment of borrowings, if any, under the LOC are personally guaranteed by the Company’s Chief Executive Officer and one of its Directors (the “Guarantors”). On July 23, 2003 the independent members of the board of directors authorized the payment of an annual facility fee to the Guarantors in an amount equal to 1% of the LOC facility (or $15,000 in aggregate). In addition, quarterly usage fees are payable to the Guarantors at the rate of 2% per annum on average daily borrowings under the LOC during the quarter. No such usage fees were payable to the Guarantors during 2003. There was no balance outstanding under the LOC as of December 31, 2003 and December 31, 2002. The entire $1.5 million LOC is available for borrowing at December 31, 2003. The Company expects to renew the LOC agreement upon expiration of the extended promissory note.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Future minimum annual rental obligations under non-cancelable operating leases as of December 31, 2003 are as follows:

2004 (net of sublease income of $54,000)	$250,000
2005 (net of sublease income of $18,000)	265,000
2006	288,000
2007	190,000
2008	12,000

Total rental obligation	$1,005,000

Rental expense was $226,000, $248,000 and $301,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

In May 2003, a company threatened Transcend with a demand for binding arbitration related to a dispute between that company and Transcend regarding the level of fees payable under a cross-marketing agreement that provides for binding arbitration of disputes. The threatened binding arbitration process has not been initiated at this time and it is uncertain when, if ever, the threatened binding arbitration process will be initiated. While Transcend believes that it has meritorious defenses against the claims of the other party in the dispute, there can be no assurance that the results of this threatened binding arbitration will not have a material adverse effect on Transcend’s results of operations and financial condition.

6. RETIREMENT PLAN

The Company maintains a 401(k) retirement plan that covers substantially all eligible employees. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. The Company matches employee contributions on a discretionary basis as determined by the Company’s Board of Directors. There have been no Company matching contributions for 2003, 2002 and 2001.

7. TRANSACTIONS WITH RELATED PARTIES

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

In 2003, the Company’s Chief Executive Officer and one of its Directors received $15,000 in aggregate for personally guaranteeing the repayment of borrowings, if any, under the Company’s line of credit. See Note 4.

The Company’s Chief Executive Officer and two of its Directors received an aggregate of 836,687 shares of the 2,903,422 shares of common stock issued in the stockholder-approved conversion of the Company’s preferred stock and in lieu of cash at the preferred stock dividend payment dates of February 15 and May 15, 2003. See Note 8.

8. STOCKHOLDERS’ EQUITY

On June 25, 2003, The stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation that authorized the Company to increase the number of authorized shares of common stock, par value $0.05, from 6,000,000 shares to 15,000,000 shares and to decrease the number of authorized shares of preferred stock, par value $0.01, from 21,000,000 shares to 2,000,000 shares.

The Company issued 2,860,000 shares of its unregistered common stock to the holders of its Series A and B Convertible Preferred Stock in a stockholder-approved transaction to convert most of its outstanding preferred stock to common stock at $2.00 per share on June 25, 2003. The Company redeemed the remaining outstanding shares of its preferred stock on July 1, 2003 in a stockholder-approved transaction for $600,000 in cash and two short-term promissory notes payable of $100,000 each. In addition, the Company issued 31,050 and 12,372 shares of its unregistered common stock at $1.50 and $2.00 per share, respectively, to certain holders of its Series A Convertible Preferred Stock who elected to receive their quarterly preferred stock dividends in common stock in lieu of cash at the preferred stock dividend payment dates of February 15 and May 15, 2003. The 2,903,422 shares of common stock that were issued in the preferred stock conversion and in lieu of preferred stock dividends were registered for potential resale by certain shareholders of the Company in a registration statement that was declared effective by the Securities and Exchange Commission on October 1, 2003. The Company did not and will not receive any proceeds from the sale of the registered shares by the selling shareholders.

The Company had 7,316,565 shares of common stock and no shares of preferred stock outstanding as of December 31, 2003.

9. STOCK OPTIONS

The Company has established stock option plans for its key employees, Directors and key consultants, two of which plans have been approved by its stockholders and a third plan was adopted by the Company’s Board of Directors on December 9, 2003, subject to the approval of the stockholders at their next annual meeting (the “Plans”). The Plans provide for the issuance of incentive stock options and non-statutory options, and the third plan also provides for the grant of restricted stock awards, none of which awards have been granted as of December 31, 2003. Under the Plans, options are granted for the purchase of the Company’s common stock at the approximate fair value, as defined in the option agreement, on the date of grant.

The following is a summary of stock option transactions:

	NUMBER OF OPTIONS	AVERAGE PRICE PER SHARE	WEIGHTED AVERAGE PRICE PER SHARE
Outstanding at 12/31/2000	355,000	$1.34 to $27.50	$3.55
Granted	162,000	$1.10 to $2.50	$1.63
Forfeited	(99,000)	$1.34 to $27.50	$4.65
Exercised	(10,000)	$1.72	$1.72

Outstanding at 12/31/2001	408,000	$1.10 to $18.13	$2.56
Granted	86,000	$0.74 to $1.25	$0.86
Forfeited	(60,000)	$1.23 to $15.6250	$3.23
Exercised	—	—	$—

Outstanding at 12/31/2002	434,000	$0.74 to $18.13	$2.13
Granted	362,000	$1.45 to $4.15	$3.22
Forfeited	(29,000)	$0.74 to $18.13	$8.02
Exercised	—	—	$—

Outstanding at 12/31/2003	767,000	$0.74 to $6.88	$2.46

Exercisable at 12/31/2003	288,000	$0.74 to $6.88	$1.95

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	667,000	$2.20	56,000
Equity compensation plans not approved by security holders (1)	100,000	$4.15	250,000

Total	767,000	$2.46	306,000

(1)	The Company’s 2003 Stock Incentive Plan was approved by the Company’s Board of Directors on December 9, 2003, subject to the approval of the Company’s stockholders at its next annual meeting.

The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company’s common stock granted during 2003, 2002 and 2001 to employees and Directors of the Company using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	2.55%	2.65%	4.25%
Expected dividend yield	—	—	—
Expected life	Four years	Four years	Four years
Expected volatility	55%	64%	63%

The total fair value of the options granted during the years ended December 31, 2003, 2002 and 2001 was computed to be approximately $537,000, $34,000 and $128,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s reported pro forma net income (loss) for the years ended December 31, 2003, 2002 and 2001 would have been as follows:

	2003	2002	2001
Net income (loss) attributable to common stockholders:
As reported	$840,000	$412,000	($1,067,000)
Pro forma	$744,000	$319,000	($1,184,000)
Basic and diluted net income (loss) per share attributable to common stockholders:
As reported	$0.14	$0.09	($0.24)
Pro forma	$0.12	$0.07	($0.27)

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar prices and grant dates:

	Options Outstanding			Options Exercisable
Actual Range of Exercise Price	Outstanding at December 31, 2003	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2003	Weighted Average Exercise Price
$0.74 - $1.09	70,000	9.0 years	$0.79	20,000	$0.79
$1.10 - $1.50	159,000	7.6 years	$1.29	89,000	$1.29
$1.51 - $2.00	121,000	6.4 years	$1.75	102,000	$1.73
$2.01 - $3.00	203,000	9.1 years	$2.61	46,000	$2.68
$3.01 - $5.00	206,000	9.5 years	$4.06	23,000	$3.54
$5.01 - $6.88	8,000	5.2 years	$6.40	8,000	$6.40

$0.74 - $6.88	767,000	8.4 years	$2.46	288,000	$1.95

10. INCOME TAXES

Since the Company’s taxable income for the year ended December 31, 2003 was offset by available net operating loss carry-forwards and the Company generated a net loss for income tax purposes in the year ended December 31, 2001, no income tax provision has been recorded in 2003, 2002 and 2001. The Company reported an income tax benefit of $116,000 in 2001 due to the elimination of deferred income tax liabilities of $121,000 established in prior years that are no longer required, offset slightly by state income taxes of $5,000.

The tax effects of temporary differences, if any, between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, which give rise to deferred tax assets and liabilities, if any, as of December 31, 2003 and 2002, were as follows:

	As of December 31,
	2003	2002
Deferred tax assets:
Net operating loss carry-forwards	$7,410,000	$7,605,000
Cash-basis deferral	0	20,000
Valuation allowance	(7,410,000)	(7,625,000)

Net deferred tax asset (liability)	$0	$0

At December 31, 2003, the Company had net operating loss carry-forwards of approximately $19,000,000 that may be used to reduce future income taxes. If not utilized these carry-forwards will begin to expire in 2009. The Company has established a valuation allowance of $7,410,000 and $7,625,000 at December 31, 2003 and 2002, respectively, due to the uncertainty regarding the realizability of certain deferred tax assets, including its net operating loss carry-forwards.

Reconciliation of Tax Rates:	2003	2002	2001
Federal	34%	34%	34%
State	5%	5%	5%
Net operating loss carry-forwards	0%	0%	0%
Valuation allowance	(39%)	(39%)	(55%)

Effective tax rate	0%	0%	(16%)

11. DIVESTITURES

The Company received a one-time earn-out payment of $553,000 in December 2001 related to the sale of certain medical transcription services operations and certain contracts in December 1999. This earn-out payment is presented as a gain on sale of assets in the accompanying consolidated statements of operations.

The Company received earn-out payments of $6,000 in 2003 and $9,000 in 2002 of which $6,000 applied to 2001, all related to the sale of its Co-Sourcing and CodeRemote business units (the “Businesses”) to Provider HealthNet Services, Inc. (“PHNS”) pursuant to an Asset Purchase Agreement (the “Agreement”) with PHNS on October 13, 2000 under which the Company received $4.7 million in cash during 2000 with the potential to receive additional consideration payable over the subsequent five years. The amount of future consideration, if any, will be based on a fixed percentage of certain defined future revenue recognized by PHNS from the Businesses.

See Note 2 regarding Discontinued Operations.

12. MAJOR CUSTOMER

No single customer contributed revenue equal to or in excess of 10% of total revenue in 2001 or 2002, but revenue attributable to one customer totaled $1,572,000, or 10.7% of total revenue in 2003.

13. SEGMENT INFORMATION

Subsequent to the sale of certain assets and the operations of Cascade Health Information Software, Inc. (“Cascade”) on May 31, 2002, the Company operates in one, and only one, reportable segment. All information presented in the accompanying consolidated financial statements has been restated to classify Cascade as discontinued operations. The continuing operations of the Company, as presented in the accompanying consolidated financial statements, were devoted exclusively to one reportable segment (medical transcription) in 2003, 2002 and 2001.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003
Revenue	$3,481,000	$3,393,000	$3,754,000	$4,035,000
Gross profit	$1,110,000	$1,072,000	$1,197,000	$1,240,000
Net income attributable to common shareholders (1)	$80,000	$130,000	$280,000	$350,000
Diluted net income per share attributable to common stockholders (1)	$0.02	$0.03	$0.04	$0.05
2002
Revenue	$2,913,000	$2,989,000	$2,988,000	$3,335,000
Gross profit	$783,000	$714,000	$738,000	$1,075,000
Net income (loss) attributable to common shareholders (1)	$(229,000)	$704,000	$(224,000)	$161,000
Diluted net income (loss) per share attributable to common stockholders (1)	$(0.05)	$0.16	$(0.05)	$0.04

(1)	The following unusual items are included in the determination of net income (loss) attributable to common stockholders: (a) gain (loss) on sales of assets of $962,000 in the second quarter of 2002, $(6,000) in the third quarter of 2002, and $(2,000) in the fourth quarter of 2002, related to the Cascade sale on May 31, 2002 (see Note 2); and (b) gain on sale of assets of $3,000 and $6,000 in the fourth quarters of 2002 and 2003, respectively, related to the sales of Co-Sourcing and Code Remote business units during October 2000 (see Note 11).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring response to this item.

ITEM 9A.	CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s principal executive officer and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report, concluded that the Company’s disclosure controls and procedures were effective for this purpose.

Internal control over financial reporting consists of control processes designed to provide assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above.

There were no significant changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosures required herein are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2004 Annual Meeting of Stockholders to be held May 6, 2004.

ITEM 11.	EXECUTIVE COMPENSATION

The disclosures required herein are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2004 Annual Meeting of Stockholders to be held May 6, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The disclosures required herein are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2004 Annual Meeting of Stockholders to be held May 6, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The disclosures required herein are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2004 Annual Meeting of Stockholders to be held May 6, 2004.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The disclosures required herein are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2004 Annual Meeting of Stockholders to be held May 6, 2004.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Annual Report for Transcend Services, Inc.:

1. Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Public Accountants listed below are included in Item 8.

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

Financial Statement Schedules are not required

(b) Reports on Form 8-K

The following report on Form 8-K was furnished to the Securities and Exchange Commission during the three months ended December 31, 2003: Form 8-K, dated October 16, 2003, a press release announcing the Company’s unaudited operating results for the three and nine months ended September 30, 2003 and its unaudited financial condition as of September 30, 2003.

(c) Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (i) a Registration Statement on Form S-3 under the Securities Act of 1933 for the Company, Registration No. 333-19177, filed on January 2, 1997 (referred to as “S-3”); (ii) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-37685, filed on November 8, 1990 (referred to as “1990 S-8”); (iii) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-57072, filed on January 15, 1993 (referred to as “1993 S-8”); (iv) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 333-16213, filed on November 15, 1996 (referred to as “1996 S-8”); (v) the Company’s Annual Report on form 10-K for the year ended May 31, 1993 (referred to as “1993 10-K”); (vi) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (referred to as “6/30/95 10-Q”); (vii) Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (referred to as “9/30/96 10-Q/A No. 1”); (viii) the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (referred to as “12/31/98 10-K”); (ix) the Company’s Current Report on Form 8-K relating to an event which occurred April 28, 1998 (referred to as “4/28/98 8-K”); (x) the Company’s Current Report on Form 8-K/A relating to an event which occurred December 23, 1998 (referred to as “12/23/98 8-K/A”); (xi) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (referred to as “3/31/97 10-Q”); (xii) the Company’s Current Report on Form 8-K filed December 27, 1999 (referred to as “12/27/99 8-K”); (xiii) the Company’s Current Report on Form 8-K filed October 30, 2000 (referred to as “10/30/00 8-K”); (xiv) the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (referred to as “2000 10-K”); (xv) the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (referred to as “2001 10-K”); (xvi) a Registration Statement on Form S-3 under the Securities Act of 1933 for the Company, Registration No. 333-106446, filed on June 25, 2003 (referred to as “2003 S-3”).

EXHIBIT NO.		DESCRIPTION

*2.1	–	Merger Agreement dated April 16, 1997 for acquisition of DocuMedX (3/31/97 10-Q, Exhibit 2.6)

*2.2	–	Purchase and Sale agreement dated March 16, 1998 with CORE, INC. for the sale of the net assets of Transcend Case Management, Inc. (12/31/98 10-K)

*2.3	–	Merger and Reorganization Agreement dated April 28, 1998 for acquisition of Health Care Information Systems, Inc. (4/28/98 8-K, Exhibit 2(a))

*2.4	–	Assignment and Assumption agreement dated December 23, 1998 with TCM Services, Inc. (12/23/98 8-K/A, Exhibit 2(a))

*2.5	–	Asset Purchase Agreement dated December 9, 1999 with Medquist Transcriptions, Ltd. for the sale of net assets and contracts of Transcend Services, Inc. (12/27/99 8-K, Exhibit 2(a))

*2.6	–	Asset Purchase Agreement dated December 16, 1999 with Medquist Transcriptions, Ltd. for the sale of net assets and contracts of Transcend Services, Inc. (12/27/99 8-K, Exhibit 2(d))

*2.7	–	Asset Purchase Agreement dated October 13, 2000 with Provider HealthNet Services, Inc. (10/30/00 8-K, Exhibit 2.7)

*3.1	–	Certificate of Incorporation (2003 S-3, Exhibit 4.1)

*3.2	–	Restated Bylaws (1993 10-K, Exhibit 3(a))

*4.1	–	1990 Employee Stock Purchase Plan (1990 S-8, Exhibit 4)

*4.2	–	1992 Stock Option Plan, as amended (1993 S-8, Exhibit 4(a))

*4.3	–	1992 Stock Option Plan, as Amended and Restated (1996 S-8, Exhibit 4.1)

*4.9	–	Warrant to Purchase Common Stock Granted to Silicon Valley Bank (9/30/96 10-Q/A No. 1, Exhibit 4.4)

*4.10	–	Silicon Valley Bank Antidilution Agreement (9/30/96 10-Q/A No. 1, Exhibit 4.5)

*4.11	–	Silicon Valley Registration Rights Agreement (9/30/96 10-Q/ No. 1, Exhibit 4.6)

EXHIBIT NO.		DESCRIPTION

*4.15	–	2001 Stock Option Plan (2001 10-K)

*10.3	–	Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, as Amended and Restated (1996 S-8, Exhibit 4.2)

*10.9	–	Form of indemnification agreement (1993 10-K, Exhibit 10(a))

*10.10	–	Letter Agreement dated December 5, 1996 by and between the Company and VHA, Inc. (S-3, Exhibit 10.1)

*10.11	–	Services Agreement dated December 5, 1996 by and between the Company and VHA, Inc. (S-3, Exhibit 10.2)

14.1	–	Transcend Services, Inc. Code of Business Conduct and Ethics Policy

21.1	–	Subsidiaries of the Registrant

23.1	–	Consent of Miller Ray & Houser LLP

**31.1	–	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

**31.2	–	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

**32.1	–	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	–	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transcend Service, Inc.

By:	/s/ Larry G. Gerdes

Larry G. Gerdes
Chief Executive Officer
(Principal Executive Officer)

Dated: February 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry G. Gerdes	Director and Chief Executive Officer	February 12, 2004

Larry G. Gerdes	(Principal Executive Officer)

/s/ Joseph G. Bleser	Chief Financial Officer	February 12, 2004

Joseph G. Bleser	(Principal Financial Officer)

/s/ Jeanne N. Bateman	Controller and Chief Accounting Officer	February 12, 2004

Jeanne N. Bateman	(Principal Accounting Officer)

/s/ Joseph P. Clayton	Director	February 12, 2004

Joseph P. Clayton

/s/ James D. Edwards	Director	February 12, 2004

James D. Edwards

/s/ Walter S. Huff, Jr.	Director	February 12, 2004

Walter S. Huff, Jr.

/s/ Charles E. Thoele	Director	February 12, 2004

Charles E. Thoele