Form 10-Q
period 2004-03-31
TRANSCEND SERVICES INC
filed 2004-04-30
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at April 22, 2004
Common Stock, $.05 par value	7,327,565 Shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$566,000	$558,000
Accounts receivable, net of allowance for doubtful accounts of $12,000 at March 31, 2004 and $39,000 at December 31, 2003, respectively	1,352,000	1,306,000
Prepaid expenses and other current assets	150,000	216,000

Total current assets	2,068,000	2,080,000

Property and equipment:
Computer equipment	2,056,000	1,971,000
Software development	1,957,000	1,826,000
Furniture and fixtures	170,000	170,000

Property and equipment	4,183,000	3,967,000
Accumulated depreciation	(2,914,000)	(2,749,000)

Property and equipment, net	1,269,000	1,218,000

Other assets	48,000	48,000

Total assets	$3,385,000	$3,346,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Promissory notes payable	$100,000	$200,000
Accounts payable	147,000	109,000
Accrued compensation and benefits	500,000	486,000
Other accrued liabilities	121,000	111,000

Total current liabilities	868,000	906,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.05 par value; 15,000,000 shares authorized; 7,328,000 and 7,317,000 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	365,000	364,000
Additional paid-in capital	27,071,000	27,058,000
Accumulated deficit	(24,919,000)	(24,982,000)

Total stockholders’ equity	2,517,000	2,440,000

Total liabilities and stockholders’ equity	$3,385,000	$3,346,000

The accompanying notes are an integral part of these consolidated balance sheets.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	3/31/04	3/31/03
Revenue	$3,867,000	$3,481,000
Direct costs	2,839,000	2,371,000

Gross profit	1,028,000	1,110,000

Operating expenses:
Sales and marketing	248,000	202,000
Research and development	105,000	111,000
General and administrative	604,000	599,000

Total operating expenses	957,000	912,000

Operating income	71,000	198,000
Interest income (expense), net	(8,000)	1,000

Net income	63,000	199,000
Dividends on preferred stock	0	(119,000)

Net income attributable to common stockholders	$63,000	$80,000

Basic earnings per share:
Net earnings per share attributable to common stockholders	$0.01	$0.02

Weighted average shares outstanding	7,324,000	4,427,000

Diluted earnings per share
Net earnings per share attributable to common stockholders	$0.01	$0.02

Weighted average shares outstanding	7,667,000	4,486,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income attributable to common stockholders	$63,000	$80,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,000	165,000
Preferred stock dividends	0	119,000
Changes in assets and liabilities:
Accounts receivable, net	(46,000)	(17,000)
Prepaid expenses and other current assets	66,000	(111,000)
Note receivable and other assets	0	5,000
Accounts payable	38,000	37,000
Accrued liabilities	24,000	47,000

Total adjustments	265,000	245,000

Net cash provided by operating activities	328,000	325,000

Cash flows from investing activities:
Capital expenditures	(234,000)	(129,000)

Net cash used in investing activities	(234,000)	(129,000)

Cash flows from financing activities:
Payment of promissory note payable	(100,000)	0
Preferred stock dividends	0	(73,000)
Proceeds from issuances of common stock	14,000	0

Net cash used in financing activities	(86,000)	(73,000)

Net increase in cash and cash equivalents	8,000	123,000
Cash and cash equivalents, at beginning of period	558,000	782,000

Cash and cash equivalents, at end of period	$566,000	$905,000

Supplemental cash flow information:
Cash paid for interest expense	$3,000	$0

Noncash financing activities:
Issuance of common stock in lieu of preferred stock cash dividends	$0	$46,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004 and 2003

(Unaudited)

(1) The accompanying consolidated financial statements are unaudited and have been prepared by management of Transcend Services, Inc. (the “Company” or “Transcend”) in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2003. Footnote disclosure that substantially duplicates the disclosure contained in that document has been omitted.

(2) Revenue attributable to one customer totaled $457,000, or 12% and $398,000, or 11% of total revenue for the three months ended March 31, 2004 and 2003, respectively. Additionally, one other customer contributed revenue totaling $386,000, or 11% of total revenue for the three months ended March 31, 2003.

(3) The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts and for operating loss and tax credit carryforwards. Since the Company’s taxable income for the three months ended March 31, 2004 and 2003 were offset by available net operating loss carryforwards, no income tax provisions have been recorded for these periods.

(4) The Company accounts for comprehensive income (loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income. The Company’s comprehensive income was equivalent to its net income attributable to common stockholders for the three months ended March 31, 2004 and 2003.

(5) On March 8, 2004, the Company replaced its existing $1.5 million line of credit (“LOC”) with a $1 million LOC that has a maturity date of April 30, 2005. Borrowings, if any, under the new LOC shall bear interest at the lender’s prime rate and shall be secured by the Company’s accounts receivable.

(6) On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.”, was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL has subsequently added Transcend’s insurance carriers as defendants to the lawsuit.

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

(7) On February 18, 2003, the Company issued 31,050 shares of its unregistered common stock at $1.50 per share to certain holders of its Series A Convertible Preferred Stock who elected to receive their quarterly preferred stock dividends in shares of the Company’s common stock in lieu of cash at the preferred stock dividend payment date of February 15, 2003. All outstanding shares of the Company’s preferred stock were either converted into 2,860,000 shares of common stock or redeemed on June 25, 2003 and July 1, 2003, respectively, in transactions that were approved by the Company’s stockholders.

(8) On March 31, 2004, the Financial Accounting Standards Board (“FASB”) published an exposure draft regarding “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95” (the “Exposure Draft”). If the provisions of the Exposure Draft become generally accepted accounting principles as presently proposed, such provisions would affect the way that the Company presently accounts for stock-based compensation plans and would result in increased compensation expense of a presently indeterminable amount being included in the Company’s results of operations after the effective date of such provisions.

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue increased $386,000, or 11%, to $3.9 million for the three months ended March 31, 2004, compared to revenue of $3.5 million for the three months ended March 31, 2003. The net increase in revenue is primarily attributable to: (1) transcription revenue of $1,149,000 from new transcription customers; (2) a decrease of $418,000 in transcription revenue from customers that terminated contracts since March 31, 2003; (3) a decrease in transcription revenue of $336,000 from existing customers; and (4) a decrease of $9,000 in other revenue.

Direct costs increased $468,000, or 20%, to $2.8 million for the three months ended March 31, 2004, compared to direct costs of $2.4 million for the three months ended March 31, 2003. Direct costs include costs attributable to compensation for transcriptionists, recruiting of transcriptionists, production management, customer service, technical support for production operations, implementation of transcription services and depreciation and amortization related to production operations. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. The per-line pay rates are higher for transcription work on the Company’s transcription platform than for transcription and editing work on a third-party’s voice recognition platform, used for approximately 8% and 2% of the Company’s revenue for the three months ended March 31, 2004 and 2003, respectively. All direct costs referred to above other than compensation for transcriptionists are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. Compensation for transcriptionists increased $331,000 due to the overall increase in revenue of $386,000 referred to above. The remaining net increase in direct costs of $137,000 was attributable to a net increase in production infrastructure costs to support the higher level of revenue. Production management accounted for $122,000 of the $137,000 change in production infrastructure costs due primarily to the addition of quality control and documentation personnel to support the higher level of production activity and revenue. No single other production infrastructure cost varied significantly between the first quarters of 2004 and 2003.

Gross profit decreased $82,000, or 7%, to $1 million for the three months ended March 31, 2004, compared to gross profit of $1.1 million for the three months ended March 31, 2003. Gross profit as a percentage of revenue decreased to 26.6% in the first quarter of

2004 compared to 31.9% in the first quarter of 2003. This decrease of 5.3% in gross profit as a percentage of revenue between the periods is primarily due to: (i) an increase in production infrastructure costs, in particular in the production management area as discussed above, in anticipation of a projected revenue level that was not achieved in the first quarter of 2004, which accounted for 2.3% of the 5.3% unfavorable variance; (ii) as discussed above, an increase in the revenue generated on a third-party’s voice recognition platform, which yields lower gross profits as a percentage of revenue than revenue generated on the Company’s transcription platform, which accounted for 1.5% of the 5.3% unfavorable variance; and (iii) competitive pricing pressure on new and existing transcription work performed on the Company’s transcription platform and the loss of transcription work performed on the Company’s transcription platform due to either (a) the termination of customer contracts or (b) the transfer of the transcription work to a third party’s voice recognition platform, which accounted for 1.5% of the 5.3% unfavorable variance.

Sales and marketing expenses increased $46,000, or 23%, to $248,000 in the first quarter of 2004, compared to sales and marketing expenses of $202,000 in the first quarter of 2003. Sales and marketing expenses as a percentage of revenue were 6% for both periods. The increase in sales and marketing expense is primarily due to an increase in the size of the sales force that resulted in higher levels of salaries, commissions on new sales and travel expenses. Partially offsetting these increases in direct sales expenses were lower marketing expenses in the first quarter of 2004.

Research and development expenses decreased $6,000, or 5%, to $105,000 in the first quarter of 2004, compared to research and development expenses of $111,000 in the first quarter of 2003, but remained at 3% of revenue for both periods. During the first quarter of 2004, the Company capitalized internal software development costs of $33,000 related to the development of a speech recognition technology platform. Offsetting this reduction of costs was the reassignment of technology resources from other areas to work on technology development projects.

General and administrative expenses increased $5,000, or 1%, to $604,000 in the first quarter of 2004, compared to general and administrative expenses of $599,000 in the first quarter of 2003. This net increase was primarily due to an increase of $17,000 in state franchise taxes and business licenses in the first quarter of 2004, as the Company’s operations have expanded to 48 states. Additionally, insurance expense increased $12,000 and rent expense increased $7,000 in the first quarter of 2004. These increases were substantially offset by a reduction in bad debt expense of $33,000 in the first quarter of 2004 compared to the first quarter of 2003.

The Company reported net interest expense of $8,000 in the first quarter of 2004, which was comprised primarily of amortization expense of $5,000 for a line of credit facility fee paid to the Company’s Chief Executive Officer and one of its Directors as guarantors. In addition, during the first quarter of 2004 the Company incurred $1,000 of interest expense on a promissory note payable due on April 1, 2004 related to the preferred stock redemption. For the first quarter of 2003, the Company reported net interest income of $1,000 that was earned primarily on the investment of cash in overnight money market funds.

Liquidity and Capital Resources

The Company’s current financial condition has been significantly influenced by four factors: (1) profitable and positive cash flow operations for 2003 and the first quarter of 2004; (2) the redemption of a portion of its preferred stock for $600,000 cash on July 1, 2003; (3) the conversion of the remaining shares of preferred stock into common stock on June 25, 2003, thereby eliminating quarterly cash dividend payments of approximately $120,000 after May 15, 2003; and (4) the payment of a promissory note payable of $100,000 on January 1, 2004 related to the 2003 preferred stock redemption. As of March 31, 2004, the Company had cash and cash equivalents of $566,000, working capital of $1,200,000, no debt and full availability of its $1 million line of credit, which expires on April 30, 2005.

Net cash provided by operating activities totaled $328,000 for the three months ended March 31, 2004, due primarily to profitable operations and noncash depreciation and amortization expenses.

Net cash used in investing activities of the Company was comprised of capital expenditures of $234,000, primarily for computer hardware and software upgrades and enhancements.

Net cash used in financing activities of the Company during the first three months of 2004 consisted of the $100,000 payment of a promissory note payable on January 1, 2004, partially offset by the issuance of common stock as a result of stock option exercises. The second $100,000 promissory note payable related to the 2003 preferred stock redemption was paid on April 1, 2004.

Aside from cash available under its $1 million line of credit referred to above, during the fourth quarter of 2004 and 2005 inclusive,

the Company has potential cash resources of an undetermined amount of earn-out payments, if any, payable by Provider HealthNet Services, Inc. (“PHNS”) based on a fixed percentage of certain defined future revenue recognized by PHNS from the Co-Sourcing and CodeRemote businesses sold to PHNS by Transcend in October 2000.

The Company is a defendant in one lawsuit and has been threatened regarding a separate dispute that is subject to binding arbitration. See Note 6 to the Consolidated Financial Statements included with this report and “Legal Proceedings”.

Absent a material adverse outcome from either or both the lawsuit and threatened binding arbitration discussed above, the Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit and potential cash from the PHNS earn-out agreement, if any, should be sufficient to finance operations and make capital investments in the normal and ordinary course of its business during 2004 and for the foreseeable future.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of March 31, 2004.

Item 4.	Controls and Procedures

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

Internal control over financial reporting consists of control processes designed to provide assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.”, was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL has subsequently added Transcend’s insurance carriers as defendants to the lawsuit.

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

(a) Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (i) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 33-57072, filed on January 15, 1993 (referred to as “1993 S-8”); (ii) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 333-16213, filed on November 15, 1996 (referred to as “1996 S-8”); (iii) the Company’s Annual Report on form 10-K for the year ended May 31, 1993 (referred to as “1993 10-K”); (iv) the Company’s Current Report on Form 8-K filed October 30, 2000 (referred to as “10/30/00 8-K”); (v) the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (referred to as “2001 10-K”); or (vi) a Registration Statement on Form S-3 under the Securities Act of 1933 for the Company, Registration No. 333-106446, filed on June 25, 2003 (referred to as “2003 S-3”).

EXHIBIT NO.		DESCRIPTION

*2.1	–	Asset Purchase Agreement dated October 13, 2000 with Provider HealthNet Services, Inc. (10/30/00 8-K, Exhibit 2.7)

*3.1	–	Certificate of Incorporation (2003 S-3, Exhibit 4.1)

*3.2	–	Restated Bylaws (1993 10-K, Exhibit 3(a))

*4.1	–	1992 Stock Option Plan, as amended (1993 S-8, Exhibit 4(a))

*4.2	–	1992 Stock Option Plan, as Amended and Restated (1996 S-8, Exhibit 4.1)

*4.3	–	2001 Stock Option Plan (2001 10-K, Exhibit 4.15)

4.4	–	Business Loan Agreement and Promissory Note dated March 8, 2004 for line of credit with Bank of America, N.A.

*10.1	–	Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, as Amended and Restated (1996 S-8, Exhibit 4.2)

*10.2	–	Form of indemnification agreement (1993 10-K, Exhibit 10(a))

**31.1	–	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

**31.2	–	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

**32.1	–	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	–	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

(b) Reports on Form 8-K:

The following report on Form 8-K was filed during the three months ended March 31, 2004:

(1) Form 8-K, dated and filed January 21, 2004, a press release announcing the Company’s unaudited operating results for the three months and year ended December 31, 2003 and its unaudited financial condition as of December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRANSCEND SERVICES, INC.

April 30, 2004	By:	/s/ Larry G. Gerdes

Larry G. Gerdes, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Joseph G. Bleser

Joseph G. Bleser, Chief Financial Officer (Principal Financial Officer)