Form 10-Q
period 2004-06-30
TRANSCEND SERVICES INC
filed 2004-07-29
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at July 27, 2004
Common Stock, $.05 par value	7,328,315 Shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$564,000	$558,000
Accounts receivable, net of allowance for doubtful accounts of $12,000 at June 30, 2004 and $39,000 at December 31, 2003, respectively	1,182,000	1,306,000
Prepaid expenses and other current assets	211,000	216,000

Total current assets	1,957,000	2,080,000

Property and equipment:
Computer equipment	2,165,000	1,971,000
Software development	2,081,000	1,826,000
Furniture and fixtures	192,000	170,000

Property and equipment	4,438,000	3,967,000
Accumulated depreciation	(3,106,000)	(2,749,000)

Property and equipment, net	1,332,000	1,218,000

Other assets	48,000	48,000

Total assets	$3,337,000	$3,346,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Promissory notes payable	$—	$200,000
Accounts payable	136,000	109,000
Accrued compensation and benefits	442,000	486,000
Other accrued liabilities	148,000	111,000

Total current liabilities	726,000	906,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.05 par value; 15,000,000 shares authorized; 7,328,000 and 4413 and 7,317,000 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	365,000	364,000
Additional paid-in capital	27,072,000	27,058,000
Accumulated deficit	(24,826,000)	(24,982,000)

Total stockholders’ equity	2,611,000	2,440,000

Total liabilities and stockholders’ equity	$3,337,000	$3,346,000

The accompanying notes are an integral part of these consolidated balance sheets.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	6/30/04	6/30/03	6/30/04	6/30/03
Revenue	$3,761,000	$3,393,000	$7,628,000	$6,874,000
Direct costs	2,654,000	2,321,000	5,493,000	4,692,000

Gross profit	1,107,000	1,072,000	2,135,000	2,182,000

Operating expenses:
Sales and marketing	279,000	206,000	527,000	408,000
Research and development	78,000	112,000	183,000	223,000
General and administrative	648,000	562,000	1,252,000	1,161,000

Total operating expenses	1,005,000	880,000	1,962,000	1,792,000

Operating income	102,000	192,000	173,000	390,000

Interest income (expense), net	(7,000)	(1,000)	(15,000)	0

Income before income tax	95,000	191,000	158,000	390,000
Income tax provision	(2,000)	0	(2,000)	0

Net income	93,000	191,000	156,000	390,000
Dividends on preferred stock	—	(61,000)	—	(180,000)

Net income attributable to common stockholders	$93,000	$130,000	$156,000	$210,000

Basic earnings per share:
Net earnings per share attributable to common stockholders	$0.01	$0.03	$0.02	$0.05

Weighted average shares outstanding	7,328,000	4,634,000	7,326,000	4,531,000

Diluted earnings per share:
Net earnings per share attributable to common stockholders	$0.01	$0.03	$0.02	$0.05

Weighted average shares outstanding	7,580,000	4,815,000	7,638,000	4,658,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income attributable to common stockholders	$156,000	$210,000

Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	375,000	328,000
Preferred stock dividends	—	180,000
Changes in assets and liabilities:
Accounts receivable, net	124,000	28,000
Prepaid expenses and other current assets	5,000	(202,000)
Note receivable and other assets	—	17,000
Accounts payable	27,000	(27,000)
Accrued liabilities	(7,000)	(6,000)

Total adjustments	524,000	318,000

Net cash provided by operating activities	680,000	528,000

Cash flows from investing activities:
Capital expenditures	(394,000)	(212,000)
Capitalized software development costs	(95,000)	—

Net cash used in investing activities	(489,000)	(212,000)

Cash flows from financing activities:
Payment of promissory notes payable	(200,000)	—
Preferred stock dividends	—	(110,000)
Preferred stock redemption/conversion expenses	—	(28,000)
Proceeds from issuances of common stock	15,000	—

Net cash used in financing activities	(185,000)	(138,000)

Net increase in cash and cash equivalents	6,000	178,000
Cash and cash equivalents, at beginning of period	558,000	782,000

Cash and cash equivalents, at end of period	$564,000	$960,000

Supplemental cash flow information:
Cash paid for interest expense	$18,000	$—

Noncash financing activities:
Issuances of common stock in lieu of preferred stock cash dividends	$—	$70,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004 and 2003

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

(2) Revenue attributable to one customer totaled $464,000, or 12% and $921,000, or 12% of total revenue for the three and six months ended June 30, 2004, respectively, and $372,000, or 11% and $770,000, or 11% of total revenue for the three and six months ended June 30, 2003, respectively. Additionally, one other customer contributed revenue totaling $372,000, or 11% and $758,000, or 11% of total revenue for the three and six months ended June 30, 2003, respectively.

(3) The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts and for operating loss and tax credit carryforwards. Certain state income tax credit carryforwards had been exhausted by 2004. The Company’s taxable income for the three and six months ended June 30, 2003 was offset by available net operating loss carryforwards; therefore no income tax provisions were recorded for those periods. The income tax provisions recorded for the three and six months ended June 30, 2004 are attributable to the expiration of certain state income tax credit carryforwards.

(4) The Company accounts for comprehensive income (loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income. The Company’s comprehensive income was equivalent to its net income attributable to common stockholders for the three and six months ended June 30, 2004 and 2003.

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

(7) The Company issued 31,050 and 12,372 shares of its unregistered common stock at $1.50 and $2.00 per share, respectively, to certain holders of its Series A Convertible Preferred Stock who elected to receive their quarterly preferred stock dividends in shares of the Company’s common stock in lieu of cash at the preferred stock dividend payment dates of February 15 and May 15, 2003. All outstanding shares of the Company’s preferred stock were either converted into 2,860,000 shares of common stock or redeemed on June 25, 2003 and July 1, 2003, respectively, in transactions that were approved by the Company’s stockholders.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are competitive pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for the Company’s products and services, business conditions in the integrated health care delivery network market, general economic conditions, and the risk factors detailed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and as such speak only as of the date made.

Results of Operations

Transcend Services, Inc. (the “Company”) utilizes its web-based voice and data distribution technology and home-based medical language specialists to convert physicians’ voice recordings into electronic medical record documents.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenue increased $368,000, or 11%, to $3.8 million for the three months ended June 30, 2004, compared to revenue of $3.4 million for the three months ended June 30, 2003. The net increase in revenue is primarily attributable to: (1) transcription revenue of $1,145,000 from new transcription customers; (2) a decrease of $634,000 in transcription revenue from customers that terminated contracts since June 30, 2003; (3) a decrease in transcription revenue of $145,000 from existing customers; and (4) an increase of $2,000 in other revenue.

Direct costs increased $333,000, or 14%, to $2.7 million for the three months ended June 30, 2004, compared to direct costs of $2.3 million for the three months ended June 30, 2003. Direct costs include costs attributable to compensation for transcriptionists, recruiting of transcriptionists, production management, customer service, technical support for production operations, implementation of transcription services and depreciation and amortization related to production operations. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. The per-line pay rates are higher for transcription work on the Company’s transcription platform than for transcription and editing work on a third-party’s voice recognition platform, used for approximately 10% and 3% of the Company’s revenue for the three months ended June 30, 2004 and 2003, respectively. All direct costs referred to above other than compensation for transcriptionists are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. Compensation for transcriptionists increased $248,000 due to the overall increase in revenue of $368,000 referred to above. The remaining net increase in direct costs of $85,000 was attributable to a net increase in production infrastructure costs to support the higher level of revenue. Production management, the largest component of production infrastructure costs, increased $105,000 due primarily to the addition of quality control and documentation personnel to support the higher level of production activity and revenue. The remaining production infrastructure costs decreased $20,000 between the second quarters of 2004 and 2003.

Gross profit increased $35,000, or 3%, to $1.1 million for the three months ended June 30, 2004, compared to gross profit of $1.1 million for the three months ended June 30, 2003. Gross profit as a percentage of revenue decreased to 29.4% in the second quarter of 2004 compared to 31.6% in the second quarter of 2003. This decrease of 2.2 percentage points in gross profit between the periods is primarily due to: (i) an increase in production infrastructure costs, in particular in the production management area as discussed above, in anticipation of a projected revenue level that was not achieved in the second quarter of 2004, which accounted for 1.1 percentage points of the 2.2 percentage point unfavorable variance, and (ii) competitive pricing pressure on new and existing transcription work and the loss of transcription work performed on the

Company’s transcription platform due to either (a) the termination of customer contracts or (b) the transfer of the transcription work to a third party’s voice recognition platform, which accounted for the remaining 1.1 percentage points of the 2.2 percentage point unfavorable variance, despite a reduction in transcriptionist compensation to help contain costs.

Sales and marketing expenses increased $73,000, or 35%, to $279,000 in the second quarter of 2004, compared to sales and marketing expenses of $206,000 in the second quarter of 2003. Sales and marketing expenses as a percentage of revenue for the second quarter of 2004 were 7% compared to 6% in the second quarter of 2003. The increase in sales and marketing expense is primarily due to the increase in the size of the sales force that resulted in higher salaries, commissions on new sales and travel expenses. Partially offsetting these increases in direct sales expenses were lower marketing expenses in the second quarter of 2004.

Research and development expenses decreased $34,000, or 30%, to $78,000 in the second quarter of 2004, compared to research and development expenses of $112,000 in the second quarter of 2003. Research and development expenses as a percentage of revenue for the second quarter of 2004 were 2% compared to 3% in the second quarter 2003. During the second quarter of 2004, the Company capitalized internal software development costs of $58,000 related to the enhancement of its web-based voice and data distribution technology platform. Partially offsetting this reduction of costs was the reassignment of technology resources from other areas to work on technology development projects.

During the second quarter of 2004 the Company capitalized $62,000 of salary expense (including the $58,000 referred to above) related to the development of a speech recognition technology platform, enhancements to the Company’s billing system and development of interfaces for the Company’s enterprise transcription platform to various medical records systems.

General and administrative expenses increased $86,000, or 15%, to $648,000 in the second quarter of 2004, compared to general and administrative expenses of $562,000 in the second quarter of 2003. General and administrative expenses as a percentage of revenue were 17% for both the second quarter of 2004 and 2003. This net increase was primarily due to increases in state franchise business taxes, as the Company’s operations have expanded to 48 states, regulatory reporting expenses and rent expense.

The Company reported net interest expense of $7,000 in the second quarter of 2004, which was comprised primarily of interest on sales tax returns. For the second quarter of 2003, the Company reported net interest expense of $1,000.

The Company reported an income tax provision of $2,000 in the second quarter of 2004 due to the expiration of certain state income tax credit carryforwards in 2004 and no income tax provision in the second quarter of 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenue increased $754,000, or 11%, to $7.6 million for the six months ended June 30, 2004, compared to revenue of $6.9 million for the six months ended June 30, 2003. The net increase in revenue is primarily attributable to: (1) transcription revenue of $2,051,000 from new transcription customers; (2) a decrease of $1,170,000 in transcription revenue from customers that terminated contracts since June 30, 2003; (3) a decrease in transcription revenue of $123,000 from existing customers; and (4) a decrease of $4,000 in other revenue.

Direct costs increased $801,000 or 17%, to $5.5 million for the six months ended June 30, 2004, compared to direct costs of $4.7 million for the six months ended June 30, 2003. Direct costs include costs attributable to compensation for transcriptionists, recruiting of transcriptionists, production management, customer service, technical support for production operations, implementation of transcription services and depreciation and amortization related to production operations. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. The per-line pay rates are higher for transcription work on the Company’s transcription platform than for transcription and editing work on a third-party’s voice recognition platform, used for approximately 9% and 2% of the Company’s revenue for the six months ended June 30, 2004 and 2003, respectively. All direct costs referred to above other than compensation for transcriptionists are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. Compensation for transcriptionists increased $593,000 due to the overall increase in revenue of $754,000 referred to above. The remaining net increase in direct costs of $208,000 was attributable to a net increase in production infrastructure costs to support the higher level of revenue. Production management, the largest component of production infrastructure costs, increased $218,000 due primarily to the addition of quality control and documentation personnel to support the higher level of production activity and revenue. The remaining production infrastructure costs decreased $10,000 between the second quarters of 2004 and 2003.

Gross profit decreased $47,000, or 2%, to $2.1 million for the six months ended June 30, 2004, compared to gross profit of $2.2 million for the six months ended June 30, 2003. Gross profit as a percentage of revenue decreased to 28.0% in the first half of 2004 compared to 31.7% in the first half of 2003. This decrease of 3.7 percentage points in gross profit between the periods is primarily due to: (i) an increase in production infrastructure costs, in particular in the production management area as discussed above, in anticipation of a projected revenue level that was not achieved in the first half of 2004, which accounted for 1.7 percentage points of the 3.7 percentage point unfavorable variance, and (ii) competitive pricing pressure on new and existing transcription work and the loss of transcription work performed on the Company’s transcription platform due to either (a) the termination of customer contracts or (b) the transfer of the transcription work to a third party’s voice recognition platform, which accounted for 2.0 percentage points of the 3.7 percentage point unfavorable variance, despite a reduction in transcriptionist compensation to help contain costs.

Sales and marketing expenses increased $119,000, or 29%, to $527,000 for the six months ended June 30, 2004, compared to sales and marketing expenses of $408,000 for the six months ended June 30, 2003. Sales and marketing expenses as a percentage of revenue for the first six months of 2004 were 7% compared to 6% for the first six months of 2003. The increase in sales and marketing expense is primarily due to an increase in the size of the sales force that resulted in higher levels of salaries, commissions on new sales and travel expenses. Partially offsetting these increases in direct sales expenses were lower marketing expenses in the first half of 2004.

Research and development expenses decreased $40,000, or 18%, to $183,000 for the six months ended June 30, 2004, compared to research and development expenses of $223,000 for the six months ended June 30, 2003. Research and development expenses as a percentage of revenue for the first six months of 2004 were 2% compared to 3% for the first half of 2003. During the first half of 2004, the Company capitalized internal software development costs of $86,000 related to the enhancement of its web-based voice and data distribution technology platform. Partially offsetting this reduction of costs was the reassignment of technology resources from other areas to work on technology development projects.

During the first half of 2004 the Company capitalized $95,000 of salary expense (including the $86,000 referred to above) related to the development of a speech recognition technology platform, enhancements to the Company’s billing system and development of interfaces for the Company’s enterprise transcription platform to various medical records systems.

General and administrative expenses increased $91,000, or 8%, to $1.3 million for the six months ended June 30, 2004, compared to general and administrative expenses of $1.2 million for the six months ended June 30, 2003. General and administrative expenses as a percentage of revenue were 16% for the first half of 2004 compared to 17% for the first half of 2003. This net increase was primarily due to an increase in state franchise business taxes, as the Company’s operations have expanded to 48 states. Additionally, regulatory reporting expenses and rent expenses increased in the first half of 2004.

The Company reported net interest expense of $15,000 for the six months ended June 30, 2004, primarily due to $5,200 of interest on sales tax returns, amortization expense of $6,000 for line of credit facility fees and interest of $1,000 on the short-term note payable related to the 2003 preferred stock redemption that was paid in full April 1, 2004. The Company had no net interest expense in the first half of 2003.

The Company reported an income tax provision of $2,000 in the six months ended June 30, 2004 due to the expiration of certain state income tax credit carryforwards in 2004 and no income tax provision in the six months ended June 30, 2003.

Liquidity and Capital Resources

The Company’s current financial condition has been significantly influenced by four factors: (1) profitable and positive cash flow operations for 2003 and the first half of 2004; (2) the redemption of a portion of its preferred stock for $600,000 cash on July 1, 2003; (3) the conversion of the remaining shares of preferred stock into common stock on June 25, 2003, thereby eliminating quarterly cash dividend payments of approximately $120,000 after May 15, 2003; and (4) the payment of two promissory notes payable of $100,000 each on January 1 and April 1, 2004 related to the 2003 preferred stock redemption. As of June 30, 2004, the Company had cash and cash equivalents of $564,000, working capital of $1.2 million, no debt and full availability of its $1 million line of credit, which expires on April 30, 2005.

Net cash provided by operating activities totaled $680,000 for the six months ended June 30, 2004, due primarily to profitable operations and noncash depreciation and amortization expenses.

Net cash used in investing activities for the six months ended June 30, 2004, was comprised of capitalized software development costs and capital expenditures of $489,000, primarily for computer hardware and software upgrades and enhancements.

Net cash used in financing activities during the first half of 2004 consisted of $200,000 of payments to satisfy promissory notes payable, partially offset by the issuances of common stock as a result of stock option exercises.

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

The Company is a defendant in one lawsuit. See Note 6 to the Consolidated Financial Statements included with this report and “Legal Proceedings”.

Absent a material adverse outcome from the lawsuit, the Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit and potential cash from the PHNS earn-out agreement, if any, should be sufficient to finance operations and make capital investments in the normal and ordinary course of its business during 2004 and for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of June 30, 2004.

Item 4. Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s principal executive officer and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report, have concluded that the Company’s disclosure controls and procedures were effective for this purpose.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 6, 2004. The stockholders voted on the following four proposals and the results of the voting are presented below.

1. To elect a Board of Directors consisting of five members to hold office until the next annual meeting of stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Withheld
Joseph P. Clayton	7,085,441	9,983
James D. Edwards	7,085,161	10,263
Larry G. Gerdes	7,055,301	40,123
Walter S. Huff, Jr.	7,081,501	13,923
Charles E. Thoele	7,077,541	17,883

2. To approve the 2003 Stock Incentive Plan. The stockholders approved said plan with 4,369,191 votes FOR, 100,331 votes AGAINST, 9,787 ABSTAINING and 2,616,115 BROKER NON-VOTES.

3. To approve the 2004 Employee Stock Purchase Plan. The stockholders approved said plan with 4,438,757 votes FOR, 30,105 votes AGAINST, 10,447 ABSTAINING and 2,616,115 BROKER NON-VOTES.

4. To ratify the appointment of Miller Ray & Houser LLP as independent public accountants to audit the accounts of the Company for the year ending December 31, 2004. The stockholders ratified said appointment with 7,075,517 votes FOR, 9,000 votes AGAINST and 10,907 ABSTAINING.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (i) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 333-16213, filed on November 15, 1996 (referred to as “1996 S-8”); (ii) the Company’s Annual Report on form 10-K for the year ended May 31, 1993 (referred to as “1993 10-K”); (iii) the Company’s Current Report on Form 8-K filed October 30, 2000 (referred to as “10/30/00 8-K”); (iv) the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (referred to as “2001 10-K”); (v) a Registration Statement on Form S-3 under the Securities Act of 1933 for the Company, Registration No. 333-106446, filed on June 25, 2003 (referred to as “2003 S-3”); or (vi) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (referred to as “3/31/04 10-Q”).

EXHIBIT NO.		DESCRIPTION
*2.1	–	Asset Purchase Agreement dated October 13, 2000 with Provider HealthNet Services, Inc. (10/30/00 8-K, Exhibit 2.7)

*3.1	–	Certificate of Incorporation (2003 S-3, Exhibit 4.1)

*3.2	–	Restated Bylaws (1993 10-K, Exhibit 3(a))

*4.1	–	1992 Stock Option Plan, as Amended and Restated (1996 S-8, Exhibit 4.1)

*4.2	–	2001 Stock Option Plan (2001 10-K, Exhibit 4.15)

4.3	–	2003 Stock Incentive Plan

4.4	–	2004 Employee Stock Purchase Plan

EXHIBIT NO.		DESCRIPTION
*4.5	–	Business Loan Agreement and Promissory Note dated March 8, 2004 for line of credit with Bank of America, N.A. (3/31/04 10-Q, Exhibit 4.4)

31.1	–	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	–	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

**32.1	–	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	–	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

(b) Reports on Form 8-K:

The following report on Form 8-K was filed during the three months ended June 30, 2004:

(1) Form 8-K, dated and filed April 15, 2004, including a press release announcing the Company’s unaudited operating results for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRANSCEND SERVICES, INC.

July 29, 2004	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph G. Bleser
Joseph G. Bleser,
Chief Financial Officer
(Principal Financial Officer)