Form 10-Q
period 2004-09-30
TRANSCEND SERVICES INC
filed 2004-10-28
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at October 26, 2004
Common Stock, $.05 par value	7,330,565 Shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$563,000	$558,000
Accounts receivable, net of allowance for doubtful accounts of $12,000 at September 30, 2004 and $39,000 at December 31, 2003, respectively	1,292,000	1,306,000
Prepaid expenses and other current assets	202,000	216,000

Total current assets	2,057,000	2,080,000

Property and equipment:
Computer equipment	2,301,000	1,971,000
Software development	2,158,000	1,826,000
Furniture and fixtures	211,000	170,000

Property and equipment	4,670,000	3,967,000
Accumulated depreciation	(3,266,000)	(2,749,000)

Property and equipment, net	1,404,000	1,218,000

Other assets	48,000	48,000

Total assets	$3,509,000	$3,346,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Promissory notes payable	$—	$200,000
Accounts payable	138,000	109,000
Accrued compensation and benefits	438,000	486,000
Other accrued liabilities	284,000	111,000

Total current liabilities	860,000	906,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value; 2,000,000 shares authorized; none outstanding	—	—
Common stock, $.05 par value; 15,000,000 shares authorized; 7,331,000 and 7,317,000 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	367,000	364,000
Additional paid-in capital	27,069,000	27,058,000
Accumulated deficit	(24,787,000)	(24,982,000)

Total stockholders’ equity	2,649,000	2,440,000

Total liabilities and stockholders’ equity	$3,509,000	$3,346,000

The accompanying notes are an integral part of these consolidated balance sheets.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	9/30/04	9/30/03	9/30/04	9/30/03
Revenue	$3,668,000	$3,754,000	$11,296,000	$10,628,000
Direct costs	2,638,000	2,557,000	8,131,000	7,249,000

Gross profit	1,030,000	1,197,000	3,165,000	3,379,000

Operating expenses:
Sales and marketing	275,000	212,000	802,000	620,000
Research and development	71,000	122,000	254,000	345,000
General and administrative	641,000	579,000	1,893,000	1,740,000

Total operating expenses	987,000	913,000	2,949,000	2,705,000

Operating income	43,000	284,000	216,000	674,000

Interest expense, net	(3,000)	(4,000)	(18,000)	(4,000)

Income before income tax provision	40,000	280,000	198,000	670,000
Income tax provision	(1,000)	0	(3,000)	0

Net income	39,000	280,000	195,000	670,000
Dividends on preferred stock	—	—	—	(180,000)

Net income attributable to common stockholders	$39,000	$280,000	$195,000	$490,000

Basic earnings per share:
Net earnings per share attributable to common stockholders	$0.01	$0.04	$0.03	$0.09

Weighted average shares outstanding	7,331,000	7,317,000	7,327,000	5,463,000

Diluted earnings per share:
Net earnings per share attributable to common stockholders	$0.01	$0.04	$0.03	$0.09

Weighted average shares outstanding	7,551,000	7,523,000	7,614,000	5,618,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income attributable to common stockholders	$195,000	$490,000

Adjustments to reconcile net income attributable to common stockholders to net cash provided by operating activities:
Depreciation and amortization	570,000	489,000
Preferred stock dividends	—	180,000
Changes in assets and liabilities:
Accounts receivable, net	14,000	(137,000)
Prepaid expenses and other current assets	14,000	(212,000)
Note receivable and other assets	—	22,000
Accounts payable	29,000	16,000
Accrued liabilities	125,000	(5,000)

Total adjustments	752,000	353,000

Net cash provided by operating activities	947,000	843,000

Cash flows from investing activities:
Capital expenditures	(594,000)	(413,000)
Capitalized software development costs	(162,000)	—

Net cash used in investing activities	(756,000)	(413,000)

Cash flows from financing activities:
Payment of promissory notes payable	(200,000)	—
Redemption of preferred stock	—	(600,000)
Preferred stock dividends	—	(110,000)
Preferred stock redemption/conversion expenses		(72,000)
Proceeds from issuances of common stock	14,000	—

Net cash used in financing activities	(186,000)	(782,000)

Net increase (decrease) in cash and cash equivalents	5,000	(352,000)
Cash and cash equivalents, at beginning of period	558,000	782,000

Cash and cash equivalents, at end of period	$563,000	$430,000

Supplemental cash flow information:
Cash paid for interest expense	$19,000	$15,000

Noncash financing activities:
Issuance of promissory notes payable in conjunction with the redemption of preferred stock	$—	$200,000

Issuances of common stock in lieu of preferred stock cash dividends	$—	$70,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003

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

(2) Revenue attributable to one customer totaled $472,000, or 13% and $1,393,000, or 12% of total revenue for the three and nine months ended September 30, 2004, respectively, and $380,000, or 10% and $1,150,000, or 11% of total revenue for the three and nine months ended September 30, 2003, respectively. Additionally, one other customer contributed revenue totaling $371,000, or 10% and $1,129,000, or 11% of total revenue for the three and nine months ended September 30, 2003, respectively.

(3) The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts and for operating loss and tax credit carryforwards. Certain state income tax credit carryforwards had been exhausted by 2004. The Company’s taxable income for the three and nine months ended September 30, 2003 was offset by available net operating loss carryforwards; therefore no income tax provisions were recorded for those periods. The income tax provisions recorded for the three and nine months ended September 30, 2004 are attributable to the expiration of certain state income tax credit carryforwards.

(4) The Company accounts for comprehensive income (loss) under the provisions of SFAS No. 130, Reporting Comprehensive Income. The Company’s comprehensive income was equivalent to its net income attributable to common stockholders for the three and nine months ended September 30, 2004 and 2003.

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

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of potential liability, if any, with respect to these actions will not materially affect the Company’s results of operations and financial condition.

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

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue decreased $86,000, or 2%, to $3.7 million for the three months ended September 30, 2004, compared to revenue of $3.8 million for the three months ended September 30, 2003. The net decrease in revenue is primarily attributable to: (1) transcription revenue of $693,000 from new transcription customers; (2) a decrease of $607,000 in transcription revenue from customers that terminated contracts since September 30, 2003; (3) a decrease in transcription revenue of $182,000 from existing customers; and (4) an increase of $10,000 in other revenue.

Direct costs increased $81,000, or 3%, to $2,638,000 for the three months ended September 30, 2004, compared to direct costs of $2,557,000 for the three months ended September 30, 2003. Direct costs include costs attributable to compensation for transcriptionists, recruiting of transcriptionists, production management, customer service, technical support for production operations, implementation of transcription services and depreciation and amortization related to production operations. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. The per-line pay rates are higher for transcription work on the Company’s transcription platform than for transcription and editing work on a third-party’s voice recognition platform, used for approximately 10% and 5% of the Company’s revenue for the three months ended September 30, 2004 and 2003, respectively. All direct costs referred to above other than compensation for transcriptionists are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. Compensation for transcriptionists decreased $21,000 due to the overall decrease in revenue of $86,000 referred to above. The remaining net increase in direct costs of $102,000 was attributable to a net increase in production infrastructure costs to support a higher level of revenue that was not achieved. Production management, the largest component of production infrastructure costs, increased $76,000 due primarily to the addition of quality control and documentation personnel to support a higher level of production activity and revenue that was not achieved. The remaining production infrastructure costs increased $26,000 between the third quarters of 2004 and 2003.

Gross profit decreased $167,000, or 14%, to $1 million for the three months ended September 30, 2004, compared to gross profit of $1.2 million for the three months ended September 30, 2003. Gross profit as a percentage of revenue decreased to 28.1% in the third quarter of 2004 compared to 31.9% in the third quarter of 2003. This decrease of 3.8 percentage points is primarily due to: (i) an increase in production infrastructure costs, in particular in the production management area as discussed above, in anticipation of a projected revenue level that was not achieved in the third quarter of 2004, which accounted for 3.5 percentage points of the 3.8 percentage point unfavorable variance, and (ii) the incremental training costs associated with the anticipated use of the speech recognition platform. In addition, a higher mix of transcription work being performed on a third party’s voice recognition platform resulted in lower margins in the third quarter of 2004 compared to the third quarter of 2003.

Sales and marketing expenses increased $63,000, or 30%, to $275,000 in the third quarter of 2004, compared to sales and marketing expenses of $212,000 in the third quarter of 2003. Sales and marketing expenses as a percentage of revenue for the third quarter of 2004 were 7% compared to 6% in the third quarter of 2003. The increase in sales and marketing expense is primarily due to the increase in the size of the sales force that resulted in higher salaries, commissions on new sales and travel expenses. Partially offsetting these increases in direct sales expenses were lower marketing expenses in the third quarter of 2004.

Research and development expenses decreased $51,000, or 42%, to $71,000 in the third quarter of 2004, compared to research and development expenses of $122,000 in the third quarter of 2003. Research and development expenses as a percentage of revenue for the third quarter of 2004 were 2% compared to 3% for the third quarter of 2003. During the third quarter of 2004, the Company capitalized internal software development costs of $57,000 related to its speech recognition technology platform. Partially offsetting this reduction of costs was the reassignment of technology resources from other areas to work on technology development projects.

During the third quarter of 2004, the Company capitalized $67,000 of salary expense (including the $57,000 referred to above) related to the development of a speech recognition technology platform and the development of interfaces for the Company’s enterprise transcription platform to various medical records systems.

General and administrative expenses increased $62,000, or 11%, to $641,000 in the third quarter of 2004, compared to general and administrative expenses of $579,000 in the third quarter of 2003. General and administrative expenses as a percentage of revenue for the third quarter of 2004 were 17% compared to 15% for the third quarter of 2003. This net increase was primarily due to an unexpected state business and occupation tax assessment of $50,000 and regulatory reporting expenses.

The Company reported net interest expense of $3,000 in the third quarter of 2004, comprised primarily of the amortization expense related to the line of credit facility fees. For the third quarter of 2003, the Company reported net interest expense of $4,000.

The Company reported an income tax provision of $1,000 in the third quarter of 2004 due to the expiration of certain state income tax credit carryforwards in 2004 and no income tax provision in the third quarter of 2003, since the Company has net operating loss carryforwards of approximately $19 million.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue increased $668,000, or 6%, to $11.3 million for the nine months ended September 30, 2004, compared to revenue of $10.6 million for the nine months ended September 30, 2003. The net increase in revenue is primarily attributable to: (1) transcription revenue of $1,738,000 from new transcription customers; (2) a decrease of $1,777,000 in transcription revenue from customers that terminated contracts since September 30, 2003; (3) an increase in transcription revenue of $701,000 from existing customers; and (4) an increase of $6,000 in other revenue.

Direct costs increased $882,000, or 12%, to $8.1 million for the nine months ended September 30, 2004, compared to direct costs of $7.3 million for the nine months ended September 30, 2003. Direct costs include costs attributable to compensation for transcriptionists, recruiting of transcriptionists, production management, customer service, technical support for production operations, implementation of transcription services and depreciation and amortization related to production operations. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. The per-line pay rates are higher for transcription work on the Company’s transcription platform than for transcription and editing work on a third-party’s voice recognition platform, used for approximately 10% and 3% of the Company’s revenue for the nine months ended September 30, 2004 and 2003, respectively. All direct costs referred to above other than compensation for transcriptionists are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. Compensation for transcriptionists increased $573,000 due to the overall increase in revenue of $668,000 referred to above. The remaining net increase in direct costs of $309,000 was attributable to a net increase in production infrastructure costs to support a higher level of revenue, some of which was not achieved. Production management, the largest component of production infrastructure costs, increased $294,000 due primarily to the addition of quality control and documentation personnel to support a higher level of production activity and revenue, some of which was not achieved. The remaining production infrastructure costs increased $15,000 between the second quarters of 2004 and 2003.

Gross profit decreased $214,000, or 6%, to $3.2 million for the nine months ended September 30, 2004, compared to gross profit of $3.4 million for the nine months ended September 30, 2003. Gross profit as a percentage of revenue decreased to 28.0% in the first nine months of 2004 compared to 31.8% in the first nine months of 2003. This decrease of 3.8 percentage points is primarily due to: (i) an increase in production infrastructure costs, in particular in the production management area as discussed above, in anticipation of a projected revenue level that was not achieved in the first nine months of 2004, which accounted for 2.3 percentage points of the 3.8 percentage point unfavorable variance, and (ii) the incremental training costs associated with the anticipated use of the speech recognition platform. In addition, a higher mix of transcription work being performed on a third party’s voice recognition platform resulted in lower margins in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Sales and marketing expenses increased $182,000, or 29%, to $802,000 for the nine months ended September 30, 2004, compared to sales and marketing expenses of $620,000 for the nine months ended September 30, 2003. Sales and marketing expenses as a percentage of revenue for the first nine months of 2004 were 7% compared to 6% for the first nine months of 2003. The increase in sales and marketing expense is primarily due to an increase in the size of the sales force that resulted in higher levels of salaries, commissions on new sales and travel expenses. Partially offsetting these increases in direct sales expenses were lower marketing expenses in the first nine months of 2004.

Research and development expenses decreased $91,000, or 26%, to $254,000 for the nine months ended September 30, 2004, compared to research and development expenses of $345,000 for the nine months ended September 30, 2003. Research and development expenses as a percentage of revenue for the first nine months of 2004 were 2% compared to 3% for the first nine months of 2003. During the first nine months of 2004, the Company capitalized internal software development costs of $120,000 related to the development of a speech recognition technology platform and enhancements to the Company’s billing system. In addition, the Company reduced its consulting fees related to the development and enhancements of the speech recognition and web-based platforms in the nine months ended September 30, 2004. Partially offsetting these reductions of costs were the reassignment of technology resources from other areas to work on technology development projects.

During the first nine months of 2004, the Company capitalized $162,000 of salary expense (including the $120,000 referred to above) related to the development of a speech recognition technology platform, enhancements to the Company’s billing system and data distribution technology platform and development of interfaces for the Company’s enterprise transcription platform to various medical records systems.

General and administrative expenses increased $153,000, or 9%, to $1.9 million for the nine months ended September 30, 2004, compared to general and administrative expenses of $1.7 million for the nine months ended September 30, 2003. General and administrative expenses as a percentage of revenue were 17% for the first nine months of 2004 compared to 16% for the first nine months of 2003. This net increase was primarily due to a state business and occupation tax assessment of $83,000 and increases in state franchise business taxes, as the Company’s operations have expanded to 48 states. In addition, regulatory reporting expenses and rent expenses increased in the nine months ended September 30, 2004.

The Company reported net interest expense of $18,000 for the nine months ended September 30, 2004, primarily due to $5,000 of interest on sales tax returns, amortization expense of $8,000 for line of credit facility fees and interest of $1,000 on the short-term note payable related to the 2003 preferred stock redemption that was paid in full on April 1, 2004. The Company reported net interest expense of $4,000 that related to the amortization expense for the line of credit facility fees for the nine months ended September 30, 2003.

The Company reported an income tax provision of $3,000 in the nine months ended September 30, 2004 due to the expiration of certain state income tax credit carryforwards in 2004 and no income tax provision in the six months ended September 30, 2003, since the Company has net operating loss carryforwards of approximately $19 million.

Liquidity and Capital Resources

The Company’s current financial condition has been significantly influenced by four factors: (1) profitable and positive cash flow operations for 2003 and the first nine months of 2004; (2) the redemption of a portion of its preferred stock for $600,000 cash on

July 1, 2003; (3) the conversion of the remaining shares of preferred stock into common stock on June 25, 2003, thereby eliminating quarterly cash dividend payments of approximately $120,000 after May 15, 2003; and (4) the payment of two promissory notes payable of $100,000 each on January 1 and April 1, 2004 related to the 2003 preferred stock redemption. As of September 30, 2004, the Company had cash and cash equivalents of $563,000, working capital of $1.2 million, no debt and full availability of its $1 million line of credit, which expires on April 30, 2005.

Net cash provided by operating activities totaled $947,000 for the nine months ended September 30, 2004, due primarily to profitable operations and noncash depreciation and amortization expenses.

Net cash used in investing activities totaled $756,000 for the nine months ended September 30, 2004, and was comprised primarily of the acquisition of computer hardware and software upgrades and the development of a speech recognition platform. Subsequent to quarter-end, the Company made a partial payment of $225,000 to the developer of its speech recognition tool.

Net cash used in financing activities during the first nine months of 2004 consisted of $200,000 to pay off promissory notes payable on January 1 and April 1, 2004, partially offset by the issuances of common stock as a result of stock option exercises.

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

The Company is a defendant in one lawsuit and subject to other legal proceedings and claims that arise in the ordinary course of business. See Note 6 to the Consolidated Financial Statements included with this report and “Legal Proceedings”.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of September 30, 2004.

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

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is subject to other legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of potential liability, if any, with respect to these actions will not materially affect the Company’s results of operations and financial condition.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denoted by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, either (i) a Registration Statement on Form S-8 under the Securities Act of 1933 for the Company, Registration No. 333-16213, filed on November 15, 1996 (referred to as “1996 S-8”); (ii) the Company’s Annual Report on form 10-K for the year ended May 31, 1993 (referred to as “1993 10-K”); (iii) the Company’s Current Report on Form 8-K filed October 30, 2000 (referred to as “10/30/00 8-K”); (iv) the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (referred to as “2001 10-K”); (v) a Registration Statement on Form S-3 under the Securities Act of 1933 for the Company, Registration No. 333-106446, filed on June 25, 2003 (referred to as “2003 S-3”); (vi) the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (referred to as “3/31/04 10-Q”); or (vii) the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (referred to as “6/30/04 10-Q”).

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

TRANSCEND SERVICES, INC.

October 28, 2004	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Joseph G. Bleser
Joseph G. Bleser,
Chief Financial Officer
(Principal Financial Officer)