Form 10-K
period 2004-12-31
TRANSCEND SERVICES INC
filed 2005-03-09
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-18217

TRANSCEND SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0378756
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

945 East Paces Ferry Road, N.E., Suite 1475, Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (404) 364-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.05 par value

(Title of class)

Not Applicable

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $17,417,671 as of June 30, 2004.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,430,053 shares of Common Stock, $0.05 par value, as of February 28, 2005.

Documents incorporated by reference: Portions of the registrant’s proxy statement filed in connection with the 2005 Annual Meeting of Stockholders to be held on May 4, 2005, are incorporated by reference herein in response to Part III of this report.

PART I

ITEM 1. BUSINESS

Transcend Services, Inc. (“Transcend”, “we”, “our”, “us” or the “Company”) provides medical transcription services to the healthcare industry. Transcription services encompass receiving, typing or editing, formatting and distributing electronic copies of physician-dictated medical documents.

We create text files from voice files without regard to how the dictation was captured. Voice recordings can be captured on either our proprietary systems or on other popular third-party systems. Starting in mid-December 2004, some of the voice files are processed through our BeyondTXT speech recognition tool, translated into text, and then edited; the remaining voice files are typed, i.e. transcribed, in our traditional manner. We plan to gradually increase the number of voice files processed through BeyondTXT with the objective of processing the majority of the voice files through BeyondTXT by the end of 2005.

Portions of the BeyondTXT technology were provided to us by MultiModal Technologies, Inc. (“M*Modal”) under a one-year, non-exclusive license that is renewable for up to six successive one-year periods. The proprietary M*Modal technology consists of a natural language understanding processor, a conversational speech recognition engine and editing tools, all of which were designed to work in concert with each other to continually learn and translate voice records into editable, structured clinical documentation with improving levels of accuracy over time. We branded this technology “BeyondTXT”, and integrated it into our web-enabled voice and data distribution technology. We expect BeyondTXT to enhance our productivity, to effectively address the short supply of qualified medical language specialists in the marketplace by enhancing their productivity and to improve our financial performance.

Our mission is to become the preeminent supplier of dictation and transcription services to the healthcare market. Our state-of-the-art Web-based voice, speech recognition, typing and formatting tools and data distribution technology provide an efficient and secure editing and typing platform for our home-based medical language specialists, who document patient care by converting physicians’ voice recordings into electronic medical record documents. We have invested significant time and financial and intellectual capital in designing and managing a production environment that ensures the timely, accurate and secure creation and distribution of electronic medical documents, which form the foundation for the patient medical record. We believe this tested and proven infrastructure helps us differentiate ourselves from the vast majority of transcription companies.

Our proven production technology helps us to ensure the timely, accurate and secure creation and distribution of electronic medical documents. Based upon comprehensive, written annual surveys from our customers, we believe that our services can be differentiated from that of our competitors by fast, predictable turnaround times; by quality and accuracy; by distribution methodology and flexibility; and perhaps most important, by the breadth and depth of our service offerings. We can create customized transcription services that fit any customer’s needs, from the large in-house department that needs a new data center, to the department that desires a complete outsourcing solution, to project-based overflow work.

The market for our medical transcription services is sizable. According to a report on the transcription services industry prepared by the Medical Transcription Industry Alliance in January 2002, the total annual market potential for outsourced medical transcription services is estimated to be approximately $6 billion. While competition is significant with over 1,000 transcription services companies nationally, we believe that we are one of only a handful of companies that operates on a single, Internet-based technology and uses only US-based medical language specialists.

Our customers include hospitals, hospital systems, multi-specialty clinics and physician group practices in the United States.

Government regulation, managed care and labor resource constraints are shaping new opportunities for us and other healthcare service providers. Breakthroughs in telecommunications technologies and the growing acceptance of the Internet are enabling home-based professionals to provide more and more services to meet the needs of healthcare. New applications, such as speech recognition and digital imaging, are also emerging, allowing for increased productivity, capacity and quality. In addition, legal requirements have increased the importance of the security and confidentiality of patient medical records at all levels of the healthcare industry. Demand for documentation of clinician decisions has increased, raising demand for the types of transcription services offered by us. Further, the security and confidentiality requirements of the Health Insurance Portability and Accountability Act (“HIPAA”) has provided us with an opportunity to differentiate Transcend, in particular from foreign competitors and those unable to invest in the time and technologies necessary to ensure HIPAA compliance. As a result of these factors and trends, specialized healthcare service companies, like Transcend, are leveraging technology to increase their value to healthcare providers.

We provide our services from professional transcriptionists located solely within the United States.

INDUSTRY OVERVIEW

The healthcare industry continues to undergo rapid change. Government regulation and managed care have increased the focus on quality of care, quality of data, billing compliance and patient privacy. Healthcare providers continue to come under increased scrutiny from regulators and third-party payers. Reimbursement pressures from managed-care growth have fueled industry consolidation and the formation of various types of healthcare provider groups, from integrated delivery networks to managed service organizations. Documentation requirements have significantly increased, resulting in an increase in the need for dictation and transcription of medical notes. As a result of breakthroughs in technology, telecommunications, the growing acceptance of the Internet, and new applications (such as speech recognition tools and digital imaging systems), healthcare providers are relying on new technologies and outsourcing to help them stay competitive. The ability to process transcription services off-site allows for faster turnaround times, increased availability of scarce skilled professionals, improved quality and lower costs.

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

In 1998, we sold the net assets of Transcend Case Management, Inc., our wholly owned subsidiary, to TCM Services, Inc., a wholly owned subsidiary of CORE, Inc. (“CORE”), a publicly traded company. On December 23, 1998, we re-acquired TCM from CORE and filed an arbitration claim against CORE after learning of CORE’s intent to discontinue the business. In February 2000, an arbitrator ruled that CORE breached its purchase contract with us and ordered CORE to compensate us for damages. We ceased TCM’s operations effective December 31, 1999.

In 1998, we completed the acquisition of Health Care Information Systems, Inc. (“HCIS”). The acquisition was accounted for under the pooling of interests method of accounting. We merged HCIS into a wholly owned subsidiary, Cascade Health Information Software, Inc. (“Cascade”), the product name formerly used by HCIS, which is widely recognized in the industry.

In 1999, our Board of Directors approved management’s plan to restructure our business to focus on medical transcription using our Internet-based transcription technology. In 1999, we sold certain transcription operations and certain transcription contracts that did not operate using our Internet-based transcription technology. In 2000, we sold our CodeRemote business, which provided remote coding services, and our Co-Sourcing business, which provided on-site management of hospital medical records operations, to Provider HealthNet Services, Inc.

In May 2002, we sold certain assets and the operations of Cascade to QuadraMed Corporation (“QuadraMed”) for $911,000 in cash and the assumption of certain liabilities by QuadraMed, which resulted in a gain on the sale of assets of $954,000. The strategic sale refocused us on our core recurring revenue transcription services business. As a result of the sale of Cascade, we now operate in one, and only one, reportable business segment as a provider of medical transcription services to the healthcare industry.

In mid-December 2004, we introduced our BeyondTXT speech recognition tool, which is provided to us by M*Modal under a one-year, non-exclusive license that is renewable for up to six successive one-year periods. We plan to increase gradually the number of voice files processed through BeyondTXT with the objective of processing the majority of the voice files through BeyondTXT by the end of 2005.

On January 31, 2005, we acquired Medical Dictation, Inc. (“MDI”), a Florida-based medical transcription service company. See Note 14 of the Notes to Consolidated Financial Statements. This acquisition provides an additional avenue of growth for us. MDI’s current level of revenue will add over 35% new revenue to our projected 2005 revenue prior to the acquisition.

BUSINESS STRATEGY

Transcend’s sole focus is providing medical transcription services to the healthcare industry. Our strategy is to succeed in the marketplace by: (1) increasing our penetration in the market; (2) maintaining and enhancing customer satisfaction; (3) sustaining technological leadership; (4) attracting and retaining talented medical language specialists (transcriptionists and editors); (5) managing internal growth effectively; (6) increasing our visibility; and (7) helping the market to understand how our offerings are different and superior.

Increase Market Penetration

We believe that our tested and proven infrastructure will allow us to serve substantially more customers without a significant increase in fixed costs. While continuing to focus on day-to-day customer satisfaction, we intend to add new accounts to our existing customer base so as to utilize efficiently the capacity of the Company’s infrastructure and established customer-oriented support organization.

We have hired and organized an experienced sales team to focus on the initial sale of medical transcription services to new accounts as well as additional sales to existing customers. We have begun marketing initiatives that we believe will improve our visibility and generate sales leads. In addition, our established account management organization will act as one of several lead generation sources for the Company’s sales force.

Maintain and Enhance Customer Satisfaction

We believe that happy customers, who provide sales leads and references, are a significant source of new business. Accordingly, we have an ongoing program to monitor and improve customer satisfaction. This program includes continuous monitoring of transcription production statistics relative to contracted standards, periodic transcription customer surveys and a dedicated customer support organization that maintains regular, oftentimes daily, contact with transcription customers.

In November 2004 we launched a Quality Program that is dealing with improving several processes with the goal of improving our level of service while gaining a higher level of employee and customer involvement in continuous improvement. This effort will continue with extensive training of the management team on the overall quality effort while implementing recommended solutions stemming from activities of several individual quality teams.

Sustain Technological Leadership

We intend to utilize the most effective technologies available to improve the medical transcription process because we believe that the application of advanced technologies will reshape the way patient information is managed across the healthcare delivery system in the future, as well as provide margin expansion through improved business efficiencies. We have converted all of our transcription operations to an Internet-based platform, which provides significant advantages in recruiting, workflow management and production control. We will continue to invest in improving our infrastructure to yield faster turnaround times, better workflow management and increased productivity by evaluating and implementing new technologies, such as speech recognition and natural language processing. We have also made a concerted effort to ensure that our data, and that of our clients, remain confidential and secure.

Attract and Retain Professional Staff

One of our critical success factors is the recruitment and retention of the industry’s best knowledge workers (medical language specialists, application developers and service and sales professionals). We believe that there will be a shortage of qualified professionals in the future, most certainly with medical language specialists, who are already in short supply. The solution to this shortage will be to attract and retain a core group of knowledge workers by offering excellent pay and benefits, stable and caring management, a predictable abundance of work, career development opportunities and, in the case of medical language specialists, the opportunity to work from home. This core group of knowledge workers may support less skilled production employees and may complete documents that have been translated using speech recognition software. We intend to continue to hire domestically and believe that we are one of the few large medical transcription companies that provide entirely U. S. - based transcription services.

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

Increase Company’s Visibility To The Target Market

Our strategy is to increase the distribution of our services and/or to increase our ability to offer services to customers using other transcription platforms.

Tactics that will be used by us to build visibility, generate an understanding of our differentiating features and attract leads include targeted public relations, sales support activities, advertising in industry trade publications, direct mailings, attendance at key industry shows, exploiting our Web presence, building upon existing software, hardware and service vendor relationships to generate leads and/or introductions to prospects, and utilizing customer testimonials to generate new sales leads.

Increase Target Market’s Understanding of Transcend Differentiators

We have designed a proven production technology that helps to ensure the timely, accurate and secure creation and distribution of electronic medical documents. Based upon comprehensive, written annual surveys from our customers, we believe that our services can be differentiated from those of competitors by a number of factors. These factors include: fast, predictable turnaround times; consistently high accuracy and document quality; flexible distribution methodology that delivers documents securely to a variety of end-user sources including HIS systems, faxes, printers and Web-based consoles; and a breadth and depth of offerings which we believe are unmatched in the industry. We can create customized transcription services that fit any customer’s needs, from the large in-house department that needs a new data center, to the department that desires a complete outsourcing solution, to project-based overflow work. Our offerings make use of a range of technologies, including our BeyondTXT speech recognition tool, an advanced typing platform, a secure and reliable data center, and advanced integration and distribution technologies.

SERVICES

Medical Transcription Services. Powered by our web-enabled voice and data distribution technology, Transcend’s home-based medical language specialists convert physicians’ voice recordings into electronic medical record documents. Physicians may dictate from several dictation products on the market (including handheld devices) or any phone (including hospital- or clinic-based transcription stations, an office- or home-based land line, or even a cell phone). The information is securely captured in a digital format in our central voice hub in Atlanta, Georgia. The digital voice files are then compressed, encrypted and stored. Our home-based medical language specialists securely access these files over the Internet, play back the voice recordings using headsets and foot pedals, and either transcribe the recorded voice or edit the document created by our BeyondTXT speech recognition tool to create electronic documents. The completed electronic documents are then returned to the Atlanta hub over the Internet. The documents may then be accessed by remote quality assurance personnel, if necessary, and delivered electronically to the healthcare provider. Typically, documents are produced and delivered within 24 hours of the physicians’ dictation. Documents requiring faster turnaround times, many as quickly as four hours for STAT requests, are priced at a premium. The Company’s transcription operations run around the clock, every day of the year. All of our Medical Language Specialists are based in the United States.

Our transcription services can become the complete, outsourced transcription solution for a customer (using either a full contract management model or a total outsourcing model). As an alternative, customers may choose to use their own in-house transcriptionists and outsource only some percentage of their transcription needs to us (via either overflow support or by allowing their staff to use our platform with our transcriptionists). Through our Web-based network share offering, a client’s medical transcriptionists have access to the same platform that we use in our business every day, so they get all the benefits of a sophisticated system especially designed to support transcription activities, but without the concerns of purchasing, updating and supporting the technology. Because our business depends on tight security and around-the-clock availability, we believe that we have implemented the finest Virtual Private Network and encryption technology, system redundancy and fault tolerance in the industry. But even though we provide and house the technology in our data center, the customer’s data remain theirs and are always under their control, securely partitioned from other organizations’ documents.

Network/Data Center Services. We have expertise in designing, building and managing data centers specifically designed to support transcription services, and offer this expertise on a consulting or package basis as a service to our market.

CUSTOMERS

We currently deliver dictation and transcription services to 61 hospitals and clinics with recurring revenue under long-term contracts or other arrangements. The average level of annual revenue generated by a transcription customer is approximately $250,000, but we had several customers that each contributed annual revenue exceeding $1 million in 2004.

No single customer contributed revenue equal to or in excess of 10% of total revenue in 2002, but revenue attributable to Providence Health System – Washington totaled $1,572,000, or 10.7% of total revenue in 2003, and $2,292,000, or 15.1% of revenue in 2004.

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

COMPETITION

We experience competition from many local, regional and national businesses. The medical transcription services market, which is estimated at over $6 billion in annual expenditures, is highly fragmented with more than 1,000 companies, ranging from sole practitioners to large public companies, in the United States alone. In addition, the medical transcription industry in the United States experiences overseas competition, primarily from India. While the costs for overseas transcription assistance is lower, quality and turnaround time are often unacceptable. With the increasing scrutiny of the security of medical records, overseas transcription is worrisome to many segments of the market, especially hospitals and health systems.

Medical transcription is either done in-house by hospital or clinic personnel or outsourced to local, regional or national vendors. Hospitals and clinics may choose to outsource for many reasons: (1) the shortage of qualified medical transcriptionists; (2) the unique and burdensome management challenges of managing a 24/7 operation that must deliver critical patient care information quickly; and/or (3) the high cost of equipping in-house personnel with the hardware, software and support necessary for their jobs. Successful transcription companies make use of technological advances in Internet access, speech recognition, security, software and hardware that allow remotely located, highly trained personnel to function as well as (or even better than) in-house employees. We believe that the principal historical competitive factors of price and quality (turnaround time and accuracy) are expanding to include other factors such as speech recognition capability, electronic security, hardware redundancy (to protect against data loss) and data integration. In addition, we believe that the ability to recruit, train, and most importantly, manage personnel nationally and internationally, coupled with the use of Internet communications, will lead to further outsourcing, and that only those companies prepared to compete using resources outside the local market will prosper.

We believe that our top five domestic competitors are MedQuist, Inc., Spheris, HealthScribe, Inc., Heartland and CBay Systems, Ltd. Over the past several years, the medical transcription industry has been undergoing consolidation by Spheris and others. Competition for transcription software, which is used by in-house transcription personnel, comes largely from SoftMed Systems, Inc. with their Chartscript product, Dictaphone Corporation with their Enterprise Express Text product, Vianeta Communications, Arrendale Associates, Inc. and other application service providers.

RESEARCH AND DEVELOPMENT

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our research and development activities.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) contains provisions regarding standardization, privacy, security and administrative simplification in the healthcare industry. As a result of regulations that have been proposed and enacted under HIPAA, we have made and will continue to make investments to support customer operations in areas such as:

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

Regulations regarding security and electronic HIPAA signature standards require certain healthcare organizations to implement administrative safeguards, physical safeguards, technical security services and technical security mechanisms with respect to information that is electronically maintained or transmitted in order to protect the confidentiality, integrity and availability of individually identifiable health information.

We have designated our Chief Information Officer as our HIPAA compliance officer and have implemented physical, technical and administrative safeguards related to the access, use and/or disclosure of individually identifiable health information to help ensure the privacy and security of this information as required by HIPAA. We have made and continue to make investments in systems to support customer operations that are regulated by HIPAA.

EMPLOYEES

As of December 31, 2004, we had 335 full-time and 90 part-time employees. These include 322 full-time and 89 part-time employees dedicated to the medical transcription business, and 13 full-time and 1 part-time executive, accounting and administrative employees at our headquarters office in Atlanta, Georgia. We are not currently a party to any collective bargaining agreement, nor are our employees. We have not experienced any strikes or work stoppages, and believe that our relations with our employees are good.

ITEM 2. PROPERTIES.

The Company leases the space for its principal office in Atlanta, Georgia under a lease that expires in October 2007. The Company also leases space in Beaverton, Oregon, which was utilized by its wholly owned subsidiary Cascade Health Information Software, Inc. (“Cascade”), until select assets and the operations of Cascade were sold in May 2002. The Company has sublet the Beaverton, Oregon space through April 30, 2005, at which time the Company will reassume responsibility for the lease through February 2007.

ITEM 3. LEGAL PROCEEDINGS.

On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.” was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL subsequently added Transcend’s insurance carriers as defendants to the lawsuit and later lost a court decision in that regard. OLOL has appealed that ruling and the Company has joined in that appeal.

The Company intends to defend vigorously all claims made by OLOL. The lawsuit is in an early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that their outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material adverse effect on the Company’s results of operations and financial condition.

The Company is involved in a dispute over fees payable to the Company by a third party under an earn-out provision of a prior year asset sale agreement that provides for binding arbitration of disputes. The binding arbitration process has been initiated at the request of the Company. At this time, it is not possible to predict the timing or the outcome of the binding arbitration process.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the Nasdaq SmallCap Market under the symbol “TRCR”. As of January 31, 2005 there were approximately 278 holders of record of the Company’s Common Stock. The table below sets forth for the periods indicated the high and low bid prices per share of the Company’s Common Stock as reported on the Nasdaq SmallCap Market for the periods indicated. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Share of Common Stock
	High	Low
Year Ended December 31, 2004
First Quarter Ended March 31, 2004	$5.25	$3.68
Second Quarter Ended June 30, 2004	$4.55	$2.88
Third Quarter Ended September 30, 2004	$3.33	$2.70
Fourth Quarter Ended December 31, 2004	$3.15	$2.50

Year Ended December 31, 2003
First Quarter Ended March 31, 2003	$2.28	$0.75
Second Quarter Ended June 30, 2003	$3.50	$1.75
Third Quarter Ended September 30, 2003	$3.30	$2.50
Fourth Quarter Ended December 31, 2003	$4.60	$2.60

The Company’s policy is to retain earnings for the expansion and development of the Company’s business. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

See Notes 7 and 8 of Notes to Consolidated Financial Statements for information with respect to the recent issuance of a stock purchase warrant and the Company’s equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the periods indicated, which data has been derived from the Company’s consolidated financial statements. The report of Miller Ray Houser & Stewart, independent public accountants, with respect to such consolidated financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 is included in Item 8. This selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included and incorporated by reference herein.

Selected Financial Data

(in thousands, except per share data)

	2000	2001	2002	2003	2004
Results of Operations: (1) (2)

Revenue	$24,007	$11,817	$12,225	$14,663	$15,197
Income (loss) from operations	$(363)	$(214)	$42	$1,030	$299
Income (loss) before discontinued operations	$(233)	$(139)	$999	$1,020	$277
Income (loss) before discontinued operations per common share	$(0.16)	$(0.14)	$0.11	$0.14	$0.04
Diluted weighted average shares of common stock	4,341	4,404	4,547	6,117	7,631

Financial Position at Year End:
Total assets	$5,679	$3,128	$3,215	$3,346	$3,471
Total debt	$614	$0	$0	$200	$0
Stockholders’ equity	$2,176	$2,009	$2,421	$2,440	$2,729

(1)	The Company has completed several acquisitions and divestitures that could affect the comparability of the information reflected in the table. Revenue attributable to business units that were sold or to customers that were not converted to the Company’s T2K platform totaled $10,341,000 in 2000.

(2)	Certain prior year results related to the operations of First Western Health Corporation, Veritas Health Management, Transcend Case Management and Cascade Health Information Software, Inc. (“Cascade”) have been reclassified to loss from discontinued operations for comparative purposes. See also Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information included in this Annual Report on Form 10-K contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are competitive pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for the Company’s products and services, business conditions in the integrated health care delivery network market, general economic conditions, and the risk factors detailed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and as such speak only as of the date made.

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

Subsequent to December 31, 2004, the Company acquired Medical Dictation, Inc., a Florida-based provider of medical transcription services. See Note 14 of Notes to Consolidated Financial Statements.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue increased $534,000, or 4%, to $15.2 million in 2004, compared to revenue of $14.7 million in 2003. The net increase in revenue is primarily attributable to: (1) transcription revenue of $1,298,000 from new transcription customers; (2) a net decrease of $1,999,000 in transcription revenue from customers that terminated their contracts since 2003; (3) a net increase in transcription revenue of $1,277,000 from existing customers; and (4) a decrease of $42,000 in other revenue.

Direct costs increased $875,000, or 9%, to $10.9 million in 2004, compared to $10.0 million in 2003. Direct costs include costs attributable to compensation for transcriptionists, recruiting of transcriptionists, production management, customer service, technical support for production operations, implementation of transcription services and depreciation and amortization related to production operations. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. The per-line pay rates are higher for transcription work on the Company’s transcription platform than for transcription and editing work on a third-party’s voice recognition platform, used for approximately 10% and 4% of the Company’s revenue for 2004 and 2003, respectively. All direct costs referred to above other than compensation for transcriptionists are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. Compensation for transcriptionists increased $365,000 due to the overall increase in revenue of $534,000 referred to above. The remaining net increase in direct costs of $510,000 was attributable to a net increase in production infrastructure costs to support a higher level of projected revenue, some of which was not achieved. Production management, the largest component of production infrastructure costs, increased $432,000, due primarily to the addition of quality control and documentation personnel to support a higher level of projected production activity and revenue, some of which was not achieved. The remaining production infrastructure costs increased $78,000 between 2004 and 2003.

Gross profit decreased $341,000, or 7%, to $4.3 million in 2004, compared to $4.6 million in 2003. Gross profit as a percentage of revenue decreased to 28.2% in 2004 compared to 31.5% in 2003. This decrease of 3.3 percentage points is primarily due to: (i) an increase in production infrastructure costs, in particular in the production management area as discussed above, in anticipation of a projected revenue level that was not achieved in 2004, which accounted for 2.9 percentage points of the 3.3 percentage point unfavorable variance, and (ii) the incremental training costs associated with the introduction of the speech recognition platform. In addition, a higher mix of transcription work being performed on a third party’s voice recognition platform resulted in lower margins in 2004 compared to 2003.

Sales and marketing expenses increased $223,000, or 26%, to $1.1 million in 2004, compared to $854,000 in 2003. Sales and marketing expenses as a percentage of revenue in 2004 were 7% compared to 6% in 2003. The increase in sales and marketing expense is primarily due to an increase in the size of the sales force that resulted in higher levels of salaries, commissions on new sales and travel expenses. Additionally, in 2004 the Company participated in the AHIMA trade show for the first time. The higher trade show costs were offset by lower marketing collateral expenses in 2004.

Research and development expenses decreased $92,000, or 21%, to $351,000 in 2004, compared to $443,000 in 2003. Research and development expenses as a percentage of revenue in 2004 were 2% compared to 3% in 2003. During 2004, the Company capitalized internal software development costs of $155,000 related to the development of a speech recognition technology platform and enhancements to the Company’s billing system. In addition, the Company reduced its consulting fees related to the development and enhancements of the speech recognition and Web-based platforms in 2004. Partially offsetting these reductions of costs were the reassignment of technology resources from other areas to work on technology development projects. The Company believes that the current size of its research and development staff is sufficient to accomplish its planned research and development activities for the foreseeable future.

During 2004, the Company capitalized $199,000 of salary expense (including the $155,000 referred to above) related to the development of a speech recognition technology platform, enhancements to the Company’s billing system and data distribution technology platform and development of interfaces for the Company’s enterprise transcription platform to various medical records systems.

General and administrative expenses increased $259,000, or 11%, to $2.6 million in 2004, compared to $2.3 million in 2003. General and administrative expenses as a percentage of revenue were 17% in 2004 compared to 16% in 2003. This net increase was primarily due to a state business and occupation tax assessment of $83,000 and increases in state franchise business taxes, as the Company’s operations have expanded to 48 states. In addition, regulatory reporting expenses and rent expenses increased in 2004.

The Company reported net interest expense of $21,000 in 2004, primarily due to $5,000 of interest on sales tax returns, amortization expense of $8,000 for line of credit facility fees and interest of $1,000 on the promissory note payable related to the 2003 preferred stock redemption that was paid in full on April 1, 2004. In 2003, The Company reported net interest expense of $16,000 comprised primarily of $4,000 related to the amortization expense for the line of credit facility and $4,000 related to interest on the short-term promissory notes.

The Company reported an income tax provision of $1,000 in 2004 due to the expiration of certain state income tax credit carryforwards in 2004 and no income tax provision in 2003, since the Company has net operating loss carryforwards of approximately $19 million.

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

Direct costs increased $1,129,000, or 13%, from $8.9 million in 2002 to $10.0 million in 2003. Direct costs consist of transcription compensation, which is a totally variable expense, transcription recruiting, production management, customer service, support, implementation and depreciation and amortization related to the production operation, all of which are semi-variable expenses. Transcription compensation, which comprises 69% of the total direct costs, increased $967,000, or 16%, to handle the increased level of revenue referred to above. In addition, recruiting, production management, customer service and support, all of which are semi-variable production infrastructure expenses, increased $196,000, or 9%, to handle actual and planned transcription service revenue growth. Implementation expense decreased by $150,000 as the Company reduced its reliance upon third-party implementation specialists. Depreciation and amortization expense increased $116,000, or 22%, related to the increased level of capital expenditures for production operations in 2003 and the amount and timing of such capital expenditures in prior years.

Gross profit increased $1,309,000, or 40%, from $3.3 million in 2002 to $4.6 million in 2003. Gross profit as a percentage of revenue increased from approximately 27% in 2002 to approximately 32% in 2003 due to the revenue growth rate exceeding the growth rate of direct costs, as discussed above. Further, the improvement in gross profit is due to the employment of labor-saving tools and techniques by the transcriptionists to enhance their productivity and the control of production infrastructure expenses discussed above.

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

The Company reported no income tax expense in either 2002 or 2003 since it had available net operating loss carryforwards of approximately $19 million as of December 31, 2003.

During the first half of 2003, the Company issued 2,903,422 shares of common stock in the stockholder-approved preferred stock conversion on June 25, 2003 and in lieu of dividends at the preferred stock dividend payment dates of February 15 and May 15, 2003, after which preferred stock dividends were no longer required. Accordingly, dividends on preferred stock decreased from $478,000 in 2002 to $180,000 in 2003. In addition, weighted average common shares outstanding increased significantly from 4.5 million shares in 2002 to 5.9 million and 6.1 million shares on a basic and diluted basis, respectively, in 2003.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating lease obligations discussed below, the Company does not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations as of December 31, 2004:

(in 000’s)	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-term debt obligations	$0	$0	$0	$0	$0
Capital lease obligations	0	0	0	0	0
Operating lease obligations	925	320	586	19	0
Purchase obligations	0	0	0	0	0
Other long-term liabilities	0	0	0	0	0

Total	$925	$320	$586	$19	$0

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current financial condition has been significantly influenced by five factors: (1) profitable and positive cash flow operations for 2003 and 2004; (2) the redemption of a portion of its preferred stock for $600,000 cash on July 1, 2003; (3) the conversion of the remaining shares of preferred stock into common stock on June 25, 2003, thereby eliminating quarterly cash dividend payments of approximately $120,000 after May 15, 2003; (4) the payment of two promissory notes payable of $100,000 each on January 1 and April 1, 2004 related to the 2003 preferred stock redemption; and (5) the partial payment of $225,000 for the externally developed software engine related to the BeyondTXT software. As of December 31, 2004, the Company had cash and cash equivalents of $458,000, working capital of $1.0 million, no debt and full availability of $900,000 of its line of credit. The remaining $100,000 of the line of credit facility has been reserved for a customer standby letter of credit which expires on April 30, 2005.

On January 31, 2005, the Company expanded its existing line of credit from $1.0 million to $1.5 million and extended the maturity date of the line of credit from April 30, 2005 to April 30, 2006 to facilitate funding the cash portion of the purchase price for Medical Dictation, Inc. See Note 3 and Note 14 of Notes to Consolidated Financial Statements.

Net cash provided by operating activities totaled $1.2 million in 2004, due primarily to profitable operations and non cash depreciation and amortization expenses.

Net cash used in investing activities totaled $1.2 million in 2004, and was comprised primarily of the acquisition of computer hardware and software upgrades and the development of the BeyondTXT speech recognition platform. Subsequent to year-end, the Company made the final payment of $75,000 to the developer of its speech recognition tool.

Net cash used in financing activities during the 2004 consisted primarily of $200,000 to pay off promissory notes payable on January 1 and April 1, 2004, partially offset by the issuances of common stock as a result of stock option exercises.

Aside from cash available under its line of credit referred to above, during 2005 inclusive, the Company has potential cash resources of an undetermined amount of earn-out payments, if any, payable by Provider HealthNet Services, Inc. (“PHNS”) based on a fixed percentage of certain defined future revenue recognized by PHNS from the Co-Sourcing and CodeRemote businesses sold to PHNS by Transcend in October 2000. However, the Company is involved in a dispute with PHNS over fees payable to the Company.

In addition, the Company is a defendant in a lawsuit. See Note 4 of the Notes to the Consolidated Financial Statements included with this report and “Legal Proceedings”.

Absent a material adverse outcome from the lawsuit, the Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit and potential cash from the PHNS earn-out agreement, if any, should be sufficient to finance operations, including its newly acquired wholly owned subsidiary, and make capital investments in the normal and ordinary course of its business during 2005 and for the foreseeable future.

IMPACT OF INFLATION

Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part on the Company’s ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company had no material exposure to market risk from derivatives or other financial instruments as of December 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Transcend Services, Inc.:

We have audited the accompanying consolidated balance sheets of Transcend Services, Inc. (a Delaware corporation) and subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiary as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller Ray Houser & Stewart LLP

Atlanta, Georgia

January 21, 2005

(except for Note 14, as to which the

date is February 1, 2005)

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$458,000	$558,000
Accounts receivable, net of allowances for doubtful accounts of $18,000 and $39,000 at December 31, 2004 and 2003, respectively	1,153,000	1,306,000
Prepaid expenses and other current assets	170,000	216,000

Total current assets	1,781,000	2,080,000

Property and equipment:
Computer equipment	2,423,000	1,971,000
Software	2,503,000	1,826,000
Furniture and fixtures	214,000	170,000

Total property and equipment	5,140,000	3,967,000
Accumulated depreciation and amortization	(3,477,000)	(2,749,000)

Property and equipment, net	1,663,000	1,218,000

Other assets	27,000	48,000

Total assets	$3,471,000	$3,346,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Promissory notes payable	$—	$200,000
Accounts payable	79,000	109,000
Accrued compensation and benefits	417,000	486,000
Other accrued liabilities	246,000	111,000

Total current liabilities	742,000	906,000

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred Stock, $.01 par value; 2,000,000 shares authorized and no shares outstanding at December 31, 2004 and December 31, 2003:	—	—
Common Stock, $.05 par value; 15,000,000 shares authorized at December 31, 2004 and 2003; 7,332,000 and 7,317,000 shares issued and outstanding at December 31, 2004 and 2003, respectively	367,000	364,000
Additional paid-in capital	27,067,000	27,058,000
Accumulated deficit	(24,705,000)	(24,982,000)

Total stockholders’ equity	2,729,000	2,440,000

Total liabilities and stockholders’ equity	$3,471,000	$3,346,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Revenue	$15,197,000	$14,663,000	$12,225,000
Direct costs	10,919,000	10,044,000	8,915,000

Gross profit	4,278,000	4,619,000	3,310,000

Operating expenses:
Marketing and sales	1,077,000	854,000	529,000
Research and development	351,000	443,000	332,000
General and administrative	2,551,000	2,292,000	2,407,000

Total operating expenses	3,979,000	3,589,000	3,268,000

Operating income	299,000	1,030,000	42,000

Gains on sales of assets	—	6,000	957,000
Interest expense, net	(21,000)	(16,000)	—

Income before taxes and discontinued operations	278,000	1,020,000	999,000
Income tax provision	(1,000)	—	—

Income before discontinued operations	277,000	1,020,000	999,000
Loss from discontinued operations	—	—	(109,000)

Net income	277,000	1,020,000	890,000
Dividends on preferred stock	—	(180,000)	(478,000)

Net income attributable to common shareholders	$277,000	$840,000	$412,000

Basic earnings (loss) per share:
From continuing operations	$0.04	$0.14	$0.12
From discontinued operations	0.00	0.00	(0.02)

Net earnings per share attributable to common shareholders	$0.04	$0.14	$0.09

Weighted average shares outstanding	7,328,000	5,935,000	4,513,000

Diluted earnings (loss) per share:
From continuing operations	$0.04	$0.14	$0.11
From discontinued operations	0.00	0.00	(0.02)

Net earnings per share attributable to common shareholders	$0.04	$0.14	$0.09

Weighted average shares outstanding	7,631,000	6,117,000	4,547,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2001	$2,000	$1,000	$225,000	$28,141,000	$(126,000)	$(26,234,000)	$2,009,000

Net income attributable to common stockholders	—	—	—	—	—	412,000	412,000
Issuance of Common Stock in private placement	—	—	(5,000)	(121,000)	126,000	—	—

Balance, December 31, 2002	2,000	1,000	220,000	28,020,000	—	(25,822,000)	2,421,000

Net income attributable to common stockholders	—	—	—	—	—	840,000	840,000
Conversion and redemption of Preferred Stock	(2,000)	(1,000)	144,000	(962,000)	—	—	(821,000)

Balance, December 31, 2003	—	—	364,000	27,058,000	—	(24,982,000)	2,440,000

Net income attributable to common stockholders	—	—	—	—	—	277,000	277,000
Issuance of Common Stock, net	—	—	3,000	9,000	—	—	12,000

Balance, December 31, 2004	$—	$—	$367,000	$27,067,000	$—	$(24,705,000)	$2,729,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to common stockholders	$277,000	$840,000	$412,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	793,000	667,000	652,000
Loss related to discontinued operations	—	—	109,000
Gains on sales of assets	—	(6,000)	(957,000)
Preferred Stock dividends	—	180,000	478,000
Changes in assets and liabilities:
Accounts receivable, net	153,000	(359,000)	69,000
Prepaid expenses and other current assets	46,000	(115,000)	15,000
Other assets	21,000	21,000	(23,000)
Accounts payable	(30,000)	(45,000)	(20,000)
Accrued liabilities	(13,000)	(43,000)	(62,000)

Total adjustments	970,000	300,000	261,000

Net cash provided by continuing operations	1,247,000	1,140,000	673,000
Net cash used in discontinued operations	—	—	(197,000)

Net cash provided by operating activities	1,247,000	1,140,000	476,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(1,159,000)	(568,000)	(431,000)
Proceeds from disposition of assets	—	—	911,000

Net cash provided by (used in) investing activities	(1,159,000)	(568,000)	480,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options and other issuances	12,000	—	—
Payment of promissory notes	(200,000)	—	—
Redemption of Preferred Stock	—	(600,000)	—
Preferred Stock dividends	—	(110,000)	(478,000)
Preferred Stock redemption/conversion expenses	—	(86,000)	—

Net cash used in financing activities	(188,000)	(796,000)	(478,000)

Net change in cash and cash equivalents	(100,000)	(224,000)	478,000
Cash and cash equivalents, at beginning of year	558,000	782,000	304,000

Cash and cash equivalents at end of year	$458,000	$558,000	$782,000

Supplemental cash flow information:
Cash paid for interest expense	$21,000	$19,000	$2,000

Cash paid for income taxes	$4,400	$—	$—

Non cash investing and financing activities:
Issuance of promissory notes payable in conjunction with the redemption of Preferred Stock	$—	$200,000	$—

Issuance of Common Stock in lieu of Preferred Stock cash dividends	$—	$70,000	$—

Cancellation of secured promissory notes receivable for the issuance of Common Stock	$—	$—	$(126,000)

Non cash capital expenditures	$75,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

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

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. Charges for bad debts were $-0-, $14,000 and $26,000 in 2004, 2003 and 2002, respectively.

REVENUE AND COST RECOGNITION

Transcription service fee revenue is recognized as the related transcription work is performed on the basis of the number of lines transcribed times the contracted billing rate per line transcribed. Implementation fees related to transcription services are recognized on the basis of hours worked by each implementation person times the contracted hourly billing rate applicable to each such implementation person. All service-related costs are expensed as incurred. WebConsole user fees and interface maintenance fees are recognized monthly on a straight-line basis over the applicable service period.

Service revenue related to Cascade prior to the sale of certain assets of Cascade includes system implementation, software support and software maintenance fees. Cascade’s implementation fee revenue was recognized on the basis of hours worked by each implementation person times the contracted hourly billing rate applicable to each such implementation person. All service-related costs were expensed as incurred. Software support and maintenance revenue was recognized as revenue monthly on a straight-line basis over the applicable service period. Software license fee revenue was recognized in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Software Revenue Recognition with Respect to Certain Transactions and Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Accordingly, the Company recognized software license fee revenue when: (1) a software license agreement existed; (2) delivery and installation had occurred; (3) the fee was fixed or determinable; and (4) collectibility was probable.

PROPERTY AND EQUIPMENT

Property, equipment and software are stated at cost, less accumulated depreciation or amortization. Charges for depreciation and amortization of capital assets are computed using the straight-line method over their estimated useful lives, which range from three to seven years, and are included in direct costs and general and administrative expenses in the accompanying consolidated statements of operations. Depreciation and amortization expense totaled $793,000, $667,000, and $652,000 in 2004, 2003, and 2002, respectively.

Effective April 1, 2002, the Company changed the estimated useful life of its proprietary T2K transcription system from four to six years to reflect the success of the Company’s ongoing software maintenance efforts, which are expensed as incurred, in extending the useful life of the system. This change increased amortization expense by approximately $178,000 ($0.02 per share) in 2004 and reduced amortization expense by $204,000 ($0.03 per share) and $153,000 ($0.03 per share) in 2003 and 2002, respectively. The T2K transcription system will be fully amortized by December 31, 2005.

All costs in the software development process that are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are considered for capitalization. The Company’s policy is to amortize these costs using the straight-line method over the remaining estimated economic life of the product, not to exceed seven years. No software development costs were capitalized for the continuing operations in 2002, but $17,000 was capitalized in 2003 and $499,000 was capitalized in 2004, of which $199,000 related to internally developed software and $300,000 related to a license fee for externally developed software.

OTHER ASSETS

Other assets consist primarily of deposits for rented facilities.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of this Statement goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. The Company has no goodwill or intangible assets subject to the provisions of SFAS No. 142 as of December 31, 2004 and 2003. On January 31, 2005 the Company purchased Medical Dictation, Inc. Part of the purchase price for Medical Dictation, Inc. will be attributed to goodwill and other intangible assets (see Note 14).

IMPAIRMENT

The Company accounts for long-lived assets such as property and equipment and purchased intangible assets with finite lives under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that such long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. In management’s opinion, the long-lived assets are appropriately valued in the accompanying balance sheets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the fair value of short-term debt, which totaled $200,000 as of December 31, 2003, was estimated to approximate its carrying value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The Company had no short-term debt at December 31, 2004 and no long-term debt at December 31, 2004 and 2003. The Company’s other financial instruments approximate fair value due to the short-term nature of those assets and liabilities.

STOCK-BASED COMPENSATION

In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company measures stock-based compensation expense as the excess of the market price on date of grant over the amount of the grant. Since the Company grants all stock-based compensation at the market price on the date of grant, no compensation expense is recognized. As permitted, the Company has elected to adopt only the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation (see Note 8 and “Recent Accounting Pronouncements” below).

If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s reported and pro forma net income for the years ended December 31, 2004, 2003 and 2002 would have been as follows:

	2004	2003	2002
Net income attributable to common stockholders:
As reported	$277,000	$840,000	$412,000
Pro forma	$46,000	$744,000	$319,000
Basic and diluted net income per share attributable to common stockholders:
As reported	$0.04	$0.14	$0.09
Pro forma	$0.01	$0.12	$0.07

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Deferred tax assets and liabilities, if any, are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts and for operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

NET EARNINGS PER SHARE

The Company follows SFAS No. 128, “Earnings per Share.” That statement requires the disclosure of basic net earnings (loss) per share and diluted net earnings (loss) per share. Basic net earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company’s stock options and warrant to purchase common stock are potentially dilutive securities. The diluted net income per share was reported for the years ended December 31, 2004, 2003 and 2002.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations is shown below:

	Year Ended December 31,
	2004	2003	2002
Numerator:
Net income from continuing operations	$277,000	$1,020,000	$521,000

Denominator:
Weighted average shares outstanding	7,328,000	5,935,000	4,513,000

Denominator for basic calculation	7,328,000	5,935,000	4,513,000
Effect of diltuive securities:
Common stock options	275,000	182,000	34,000
Common stock warrant	28,000	—	—

Denominator for diluted calculation	7,631,000	6,117,000	4,547,000

Basic earning per share	$0.04	$0.17	$0.12

Diluted earnings per share	$0.04	$0.17	$0.11

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December, 2004 the Financial Accounting Standards Board (“FASB”) published Statement of Financial Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). The provisions of SFAS 123R become generally accepted accounting principles beginning with the first interim or annual period after June 15, 2005. Such provisions will affect the way that the Company accounts for stock-based compensation plans and will result in increased compensation expense of a presently indeterminable amount being included in the Company’s results of operations after the effective date of such provisions.

2. DISCONTINUED OPERATIONS

On May 31, 2002, the Company sold certain assets and the operations of Cascade to QuadraMed Corporation for $911,000 in cash and the assumption of certain liabilities, which resulted in a gain on the sale of assets of $954,000. All information presented in the accompanying consolidated financial statements has been restated to classify Cascade as discontinued operations. As a result of the sale of Cascade, the Company now operates in one, and only one, reportable business segment as a provider of medical transcription services. See Note 12. The operating results for Cascade for the five months ended May 31, 2002 were revenue of $641,000 and net loss of $109,000.

3. BORROWING ARRANGEMENTS

On March 25, 2002, the Company signed a one-year promissory note due March 31, 2003 that established a $1.5 million line of credit (the “LOC”) with Bank of America, N.A. (“B of A”). Borrowings under this LOC bore interest at B of A’s prime rate less one-half percent. On March 21, 2003, the Company extended the maturity date of the LOC to March 31, 2004. Repayment of borrowings, if any, under the LOC were personally guaranteed by the Company’s Chief Executive Officer and one of its Directors (the “Guarantors”). On July 23, 2003 the independent members of the board of directors authorized the payment of an annual facility fee to the Guarantors in an amount equal to 1% of the LOC facility (or $15,000 in aggregate). In addition, quarterly usage fees were payable to the Guarantors at the rate of 2% per annum on average daily borrowings under the LOC during the quarter. No such usage fees were payable to the Guarantors during 2003. On March 8, 2004, the Company replaced its existing $1.5 million LOC with a $1 million LOC that had a maturity date of April 30, 2005. Borrowings, if any, under the new LOC shall bear interest at the lender’s prime rate (5.25% at December 31, 2004) and shall be secured by the Company’s accounts receivable. Of the $1.0 million LOC, $100,000 is reserved for a standby letter of credit for a customer and is unavailable for borrowing. There was no balance outstanding under the LOC as of December 31, 2004 and December 31, 2003 other than the letter of credit. During 2004 the weighted average borrowings under the line of credit were $30,000 at a weighted average interest rate of 4.9%. At December 31, 2004, $900,000 is available for borrowing. On January 31, 2005 the Company expanded its line of credit from $1.0 million to $1.5 million and extended the maturity date to April 30, 2006. The line of credit is still secured by the Company’s accounts receivable. See Note 14.

4. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Future minimum annual rental obligations under non-cancelable operating leases as of December 31, 2004 are as follows:

2005 (net of sublease income of $18,000)	$320,000
2006	346,000
2007	240,000
2008	15,000
Thereafter	4,000

Total rental obligation	$925,000

Rental expense was $301,000, $226,000 and $248,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Litigation

On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.”, was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL subsequently added Transcend’s insurance carriers as defendants to the lawsuit and later lost a court decision in that regard. OLOL has appealed that ruling and the Company has joined in that appeal.

The Company intends to defend vigorously all claims made by OLOL. The lawsuit is in an early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that their outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material adverse effect on the Company’s results of operations and financial condition.

The Company is involved in a dispute over fees payable to the Company by a third party under an earn-out provision of a prior year asset sale agreement that provides for binding arbitration of disputes. The binding arbitration process has been initiated at the request of the Company. At this time, it is not possible to predict the timing or the outcome of the binding arbitration process.

5. RETIREMENT PLAN

The Company maintains a 401(k) retirement plan that covers substantially all eligible employees. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. The Company matches employee contributions on a discretionary basis as determined by the Company’s Board of Directors. There have been no Company matching contributions for 2004, 2003 and 2002.

6. TRANSACTIONS WITH RELATED PARTIES

On December 28, 2001, the Company sold 100,000 shares of its unregistered common stock (the “Stock”) on a contingent basis to certain of the Company’s officers at the market value of $126,000 as determined by the closing price reported on the Nasdaq SmallCap Market on that date. The issuance of the Stock was made in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. As consideration for the sale, the officers issued interest bearing, secured promissory notes in the aggregate amount of $126,000 payable to the Company on January 15, 2003 (the “Notes”). The Notes were secured by the Stock. The sale was contingent upon the Company’s stock trading at or above $4.00 per share for ten consecutive days during 2002. Since the Company’s stock did not trade at or above the required price in 2002, the officers surrendered the Stock to the Company for cancellation and retirement and the Notes were cancelled on December 30, 2002.

In 2003, the Company’s Chief Executive Officer and one of its Directors received $15,000 in aggregate for personally guaranteeing the repayment of borrowings, if any, under the Company’s line of credit. See Note 3.

The Company’s Chief Executive Officer and two of its Directors received an aggregate of 836,687 shares of the 2,903,422 shares of common stock issued in the stockholder-approved conversion of the Company’s preferred stock and in lieu of cash at the preferred stock dividend payment dates of February 15 and May 15, 2003. See Note 7.

There were no transactions with related parties during 2004.

7. STOCKHOLDERS’ EQUITY

On June 25, 2003, The stockholders of the Company approved an amendment to the Company’s Certificate of Incorporation that authorized the Company to increase the number of authorized shares of common stock, par value $0.05, from 6,000,000 shares to 15,000,000 shares, and to decrease the number of authorized shares of preferred stock, par value $0.01, from 21,000,000 shares to 2,000,000 shares.

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

On October 27, 2004, the Company issued a warrant to purchase 100,000 shares of its unregistered common stock to a strategic business partner, who is an unrelated third party. The issuance of this warrant was made in reliance on the exemption from registration provided in section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The warrant is exercisable at any time before October 27, 2007 at $2.55 per share, which was the closing price of the Company’s common stock on the Nasdaq SmallCap Market on the date of issuance. The difference between the exercise price of the warrant and its fair value determined using the Black-Scholes pricing model will be recorded as compensation over the shorter of the period that the warrant is outstanding or the three-year exercise period of the warrant. The holder of the warrant has piggyback registration rights.

The Company had 7,331,902 shares of common stock and no shares of preferred stock outstanding as of December 31, 2004.

8. STOCK OPTION AND STOCK PURCHASE PLANS

The Company has three stockholder-approved stock option plans for its key employees, directors and key consultants (the “Plans”). The Plans provide for the grant of incentive stock options, nonstatutory stock options and restricted stock awards. The options to purchase shares of the Company’s common stock are granted at fair market value, as defined in the option agreement, on the date of grant. No restricted stock awards have been granted under the Plans as of December 31, 2004.

The following is a summary of stock option transactions:

	NUMBER OF SHARES SUBJECT TO STOCK OPTIONS	AVERAGE PRICE PER SHARE	WEIGHTED AVERAGE PRICE PER SHARE
Outstanding at 12/31/2001	408,200	$1.10 to $18.13	$2.56
Granted	86,000	$0.74 to $1.25	$0.86
Forfeited	(60,000)	$1.23 to $15.63	$3.23
Exercised	—	—	$—

Outstanding at 12/31/2002	434,200	$0.74 to $18.13	$2.13
Granted	362,200	$1.45 to $4.15	$3.22
Forfeited	(29,200)	$0.74 to $18.13	$8.02
Exercised	—	—	$—

Outstanding at 12/31/2003	767,200	$0.74 to $6.88	$2.46
Granted	178,500	$2.75 to $4.98	$3.10
Forfeited	(10,500)	$0.74 to $1.78	$1.08
Exercised	(14,000)	$0.79 to $2.13	$1.25

Outstanding at 12/31/2004	921,200	$0.74 to $6.88	$2.62

Exercisable at 12/31/2004	529,800	$0.74 to $6.88	$2.39

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	921,200	$2.62	119,300
Equity compensation plans not approved by security holders (1)	100,000	$2.55	0

Total	1,021,200	$2.61	119,300

(1)	See Note 7.

The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company’s common stock granted during 2004, 2003 and 2002 to employees, directors and a key consultant of the Company using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	3.25%	2.55%	2.65%
Expected dividend yield	—	—	—
Expected life	Four years	Four years	Four years
Expected volatility	47%	55%	64%

The total fair value of the options granted during the years ended December 31, 2004, 2003 and 2002 was computed to be approximately $222,000, $537,000 and $34,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s reported and pro forma net income for the years ended December 31, 2004, 2003 and 2002 would have been as follows:

	2004	2003	2002
Net income attributable to common stockholders:
As reported	$277,000	$840,000	$412,000
Pro forma	$46,000	$744,000	$319,000
Basic and diluted net income per share attributable to common stockholders:
As reported	$0.04	$0.14	$0.09
Pro forma	$0.01	$0.12	$0.07

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar prices and grant dates:

	Options Outstanding			Options Exercisable
Actual Range of Exercise Price	Outstanding at December 31, 2004	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2004	Weighted Average Exercise Price
$0.74 - $1.09	63,000	7.9 years	$0.79	35,250	$0.79
$1.10 - $1.50	143,750	6.6 years	$1.29	117,125	$1.29
$1.51 - $2.00	120,250	5.4 years	$1.74	110,500	$1.74
$2.01 - $3.00	271,200	8.5 years	$2.66	118,800	$2.69
$3.01 - $5.00	315,500	8.8 years	$3.79	140,625	$3.74
$5.01 - $6.88	7,500	4.2 years	$6.40	7,500	$6.40

$0.74 - $6.88	921,200	7.8 years	$2.62	529,800	$2.39

On May 6, 2004, the stockholders of the Company approved an employee stock purchase plan (the “ESPP”) that commenced on July 1, 2004. The ESPP permits eligible employees to purchase up to 250 shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock per share at either the beginning or end of the offering period during a calendar quarter through payroll deductions of up to 10% of a participant’s compensation each pay period during the quarter. A total of 500,000 shares of the Company’s common stock were initially reserved for issuance under the ESPP. The Company issued 1,337 shares of its common stock at $2.63 per share during 2004.

9. INCOME TAXES

Since substantially all of the Company’s taxable income for the years ended December 31, 2004, 2003 and 2002 were offset by available net operating loss (“NOL”) carryforwards, no income tax provision was recorded in 2003 or 2002, but a provision for income taxes totaling $1,000 was required in 2004 for state taxable income, for which no NOL carryforwards were available.

At December 31, 2004 and 2003, the Company had net operating loss carryforwards of approximately $18,890,000 and $19,000,000, respectively, that may be used to reduce future income taxes. If not utilized, these carryforwards will begin to expire in 2009. The Company has established a valuation allowance of $7,367,000 and $7,410,000 at December 31, 2004 and 2003, respectively, due to the uncertainty regarding the realizability of its net operating loss carryforwards.

	2004	2003	2002
Reconciliation of Tax Rates:
Federal	34%	34%	34%
State	5%	5%	5%
Net operating loss carryforwards	0%	0%	0%
Valuation allowance	(39)%	(39)%	(39)%

Effective tax rate.	0%	0%	0%

10. DIVESTITURES

The Company sold its Co-Sourcing and CodeRemote business units (the “Businesses”) to Provider HealthNet Services, Inc. (“PHNS”) pursuant to an Asset Purchase Agreement (the “Agreement”) with PHNS on October 13, 2000 under which the Company received $4.7 million in cash during 2000 with the potential to receive additional consideration payable over the subsequent five years. The amount of future consideration, if any, is based on a fixed percentage of certain defined future revenue recognized by PHNS from the Businesses. The Company received no earn-out payment in 2004, $6,000 in 2003 and $9,000 in 2002 (of which $6,000 applied to 2001). The Company and PHNS are currently in a dispute regarding the earn-out calculation. See Note 2 regarding Discontinued Operations and Note 4 regarding litigation.

11. MAJOR CUSTOMER

Revenue attributable to one customer totaled $2,292,000, or 15.1% of total revenue in 2004 and $1,572,000, or 10.7% of total revenue in 2003. No single customer contributed revenue equal to or in excess of 10% of total revenue in 2002.

12. SEGMENT INFORMATION

Subsequent to the sale of certain assets and the operations of Cascade Health Information Software, Inc. (“Cascade”) on May 31, 2002, the Company operates in one, and only one, reportable segment. All information presented in the accompanying consolidated financial statements has been restated to classify Cascade as discontinued operations. The continuing operations of the Company, as presented in the accompanying consolidated financial statements, were devoted exclusively to one reportable segment (medical transcription) in 2004, 2003 and 2002.

13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenue	$3,867,000	$3,761,000	$3,668,000	$3,901,000
Gross Profit	$1,028,000	$1,107,000	$1,030,000	$1,113,000
Net income attributable to common shareholders	$63,000	$93,000	$39,000	$82,000
Diluted net earnings per share attributable to common shareholders	$0.01	$0.01	$0.01	$0.01

2003
Revenue	$3,481,000	$3,393,000	$3,754,000	$4,035,000
Gross Profit	$1,110,000	$1,072,000	$1,197,000	$1,240,000
Net income attributable to common shareholders	$80,000	$130,000	$280,000	$350,000
Diluted net earnings per share attributable to common shareholders	$0.02	$0.03	$0.04	$0.05

14. SUBSEQUENT TRANSACTIONS

On January 31, 2005, the Company acquired Medical Dictation, Inc. (“MDI”), a $6.3 million revenue Florida-based medical transcription service company. The Company paid $4.8 million for all of the stock of MDI. Total consideration consisted of $1.0 million paid at closing, 96,775 shares of Transcend Services, Inc. common stock valued at approximately $300,000 and a 5% promissory note of $3.5 million payable in equal annual installments of principal plus accrued interest on each of the first three anniversary dates after closing.

On January 31, 2005, the Company expanded its existing line of credit from $1.0 million to $1.5 million and extended the maturity date of the line of credit from April 30, 2005 to April 30, 2006 to facilitate funding the cash portion of the purchase price for MDI.

The required audited financial statements and pro forma financial information will be filed with the Securities and Exchange Commission no later than April 16, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring response to this item.

ITEM 9A. CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s principal executive officer and principal financial officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report, concluded that the Company’s disclosure controls and procedures were effective for this purpose.

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. There were no significant changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders to be held May 4, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders to be held May 4, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders to be held May 4, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders to be held May 4, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The disclosures required herein are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2005 Annual Meeting of Stockholders to be held May 4, 2005.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report for Transcend Services, Inc.:

1. Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Public Accountants listed below are included in Item 8.

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

(b) Exhibits

The following exhibits are filed with or incorporated by reference into this report, as noted.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Merger and Reorganization Agreement dated April 28, 1998 for acquisition of Health Care Information Systems, Inc.	8-K	000-18217	2(a)	June 15, 1998

2.2	Asset Purchase Agreement dated October 13, 2000 with Provider HealthNet Services, Inc.	8-K	000-18217	2.7	October 30, 2000

2.3	Stock Purchase Agreement dated January 31, 2005 between Transcend Services, Inc. and Susan McGrogan, with respect to the purchase and sale of the capital stock of Medical Dictation, Inc.

3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	10-K	000-18217	3(a)	August 27, 1993

4.1	Stock Purchase Warrant granted to Premier Holding of Illinois dated October 27, 2004

4.2	Amendment No. 1 dated January 31, 2005 to Business Loan Agreement and Promissory Note between Bank of America, N.A. and Transcend Services, Inc.

4.3	Promissory Note Payable dated January 31, 2005 for $3,500,000 in favor of Susan McGrogan

10.1	1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.1	November 15, 1996

10.2	Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.2	November 15, 1996

10.3	2001 Stock Option Plan	10-K	000-18217	4.1	March 6, 2002

10.4	2003 Stock Incentive Plan	10-Q	000-18217	4.3	July 29, 2004

10.5	2004 Employee Stock Purchase Plan	10-Q	000-18217	4.4	July 29, 2004

10.6	Clinical Documentation Solution Agreement between Transcend Services, Inc and MultiModal Technologies, Inc. effective September 28, 2004 (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24(b)(2), and accordingly, those portions have been omitted from this exhibit and filed separately with the Commission.)

10.7	2005 Executive Compensation Plan

14.1	Transcend Services, Inc. Code of Business Conduct and Ethics Policy	10-K	000-18217	14.1	February 12, 2004

21.1	Subsidiaries of the Registrant

23.1	Consent of Miller Ray Houser & Stewart LLP

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
*31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

(c) No financial statement schedules are required to be filed with this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transcend Service, Inc.

By:	/s/ Larry G. Gerdes
Larry G. Gerdes
Chief Executive Officer
(Principal Executive Officer)

Dated: March 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Larry G. Gerdes	Director and Chief Executive Officer (Principal Executive Officer)	March 9, 2005
Larry G. Gerdes

/s/ Joseph G. Bleser	Chief Financial Officer (Principal Financial Officer)	March 9, 2005
Joseph G. Bleser

/s/ Jeanne N. Bateman	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 9, 2005
Jeanne N. Bateman

/s/ Joseph P. Clayton	Director	March 9, 2005
Joseph P. Clayton

/s/ James D. Edwards	Director	March 9, 2005
James D. Edwards

/s/ Walter S. Huff, Jr.	Director	March 9, 2005
Walter S. Huff, Jr.

/s/ Charles E. Thoele	Director	March 9, 2005
Charles E. Thoele