Form 10-Q
period 2005-03-31
TRANSCEND SERVICES INC
filed 2005-04-28
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at April 21, 2005
Common Stock, $.05 par value	7,457,164 Shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$931,000	$458,000
Accounts receivable, net of allowance for doubtful accounts of $18,000 at both March 31, 2005 and December 31, 2004	2,539,000	1,153,000
Prepaid expenses and other current assets	207,000	170,000

Total current assets	$3,677,000	$1,781,000

Property and equipment:
Computer equipment	3,076,000	2,423,000
Software	2,573,000	2,503,000
Furniture and fixtures	242,000	214,000

Total property and equipment	5,891,000	5,140,000
Accumulated depreciation and amortization	(3,874,000)	(3,477,000)

Property and equipment, net	2,017,000	1,663,000

Intangible assets
Goodwill	3,442,000	—
Other intangible assets	550,000	—
Accumulated amortization	(18,000)	—

Intangible assets, net	3,974,000	—

Other assets	178,000	27,000

Total assets	$9,846,000	$3,471,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$1,492,000	$—
Promissory notes payable - short term	1,292,000	—
Accounts payable	333,000	79,000
Accrued compensation and benefits	702,000	417,000
Other accrued laibilities	645,000	246,000

Total current liabilities	4,464,000	742,000

Promissory note payable - long term	2,333,000	—

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; 2,000,000 shares authorized and no shares outstanding at March 31, 2005 and December 31, 2004	—	—
Common Stock, $.05 par value; 15,000,000 shares authorized at March 31, 2005 and December 31, 2004; 7,435,053 and 7,317,000 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	372,000	367,000
Additional paid-in capital	27,370,000	27,067,000
Accumulated deficit	(24,693,000)	(24,705,000)

Total stockholder’s equity	3,049,000	2,729,000

Total liabilities and stockholders’ equity	$9,846,000	$3,471,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenue	$5,319,000	$3,867,000
Direct Costs	4,062,000	2,839,000

Gross Profit	1,257,000	1,028,000

Operating expenses:
Sales and marketing	254,000	248,000
Research and development	123,000	105,000
General and administrative	824,000	604,000

	1,201,000	957,000

Operating income	56,000	71,000

Interest income (expense), net	(43,000)	(8,000)

Income before income taxes	13,000	63,000
Income tax provision	(1,000)	—

Net income	$12,000	$63,000

Basic earnings per share:
Net earnings per share	$0.00	$0.01

Weighted average shares outstanding	7,401,000	7,324,000

Diluted earnings per share:
Net earnings per share	$0.00	$0.01

Weighted average shares outstanding	7,634,000	7,667,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$12,000	$63,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208,000	183,000
Non-cash revenue	(25,000)	0
Changes in assets and liabilities:
Accounts receivable, net	(203,000)	(46,000)
Prepaid expenses and other current assets	(29,000)	66,000
Other assets	(151,000)	0
Accounts payable	214,000	38,000
Accrued liabilities	88,000	24,000

Total adjustments	102,000	265,000

Net cash provided by operating activities	114,000	328,000

Cash flows from investing activities
Capital expenditures, net	(305,000)	(234,000)
Purchase of business, net of cash acquired	(986,000)	0

Net cash used in investing activities	(1,291,000)	(234,000)

Cash flows from financing activities
Proceeds from the exercise of stock options and other issuances	8,000	14,000
Proceeds from (payment of) promissory notes	150,000	(100,000)
Borrowings on line of credit	1,492,000	0

Net cash provided by (used in) financing activities	1,650,000	(86,000)

Net increase in cash and cash equivalents	473,000	8,000
Cash and cash equivalents, at beginning of period	458,000	558,000

Cash and cash equivalents at end of period	$931,000	$566,000

Supplemental cash flow information:
Cash paid for interest expense	$11,000	$3,000

Cash paid for income taxes	$1,000	$0

Non-cash investing and financing activities:
Promissory note in connection with the acquisition of MDI	$3,500,000	$0
Common stock issued in connection with the acquisition of MDI	300,000	0
Accrued transaction costs associated with the acquisition of MDI	252,000	0

	$4,052,000	$0

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005 and 2004

(Unaudited)

(1) The accompanying consolidated financial statements are unaudited and have been prepared by management of Transcend Services, Inc. (the “Company” or “Transcend”) in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004. Footnote disclosure that substantially duplicates the disclosure contained in that document has been omitted.

(2) Transcend acquired Medical Dictation, Inc. (“MDI”) on January 31, 2005 in a stock purchase transaction accounted for as a purchase. MDI is a Florida-based medical transcription service company. Transcend paid $4.8 million, consisting of a $3.5 million promissory note, $1.0 million in cash and $300,000 of Transcend common stock, and incurred acquisition-related costs of approximately $400,000. The consideration exchanged exceeded the value of the net tangible assets acquired by approximately $3.9 million, which was allocated as follows:

$50,000 to covenant-not-to-compete to be amortized over a period of five years;

$500,000 to customer relationships to be amortized over a period of five years; and

$3.4 million to goodwill.

All goodwill and other intangible asset amortization related to the acquisition of MDI are expected to be deductible for tax purposes. Transcend has included the results of operations of the acquired assets in its financial statements from the date of acquisition. (See Note 4.)

The following unaudited proforma consolidated financial information for the three-month periods ended March 31, 2005 and March 31, 2004 assumes the acquisition of MDI had occurred at the beginning of each period presented:

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenue	$5,940,000	$5,496,000
Net income	52,000	304,000
Net income per share (diluted)	$0.01	$0.04

(3) Revenue attributable to one customer totaled $708,000, or 13% of total revenue for the three months ended March 31, 2005, and $457,000, or 12% of total revenue for the three months ended March 31, 2004. In addition, the Company provided medical transcription services for the three month period ended March 31, 2005 to individual customers of MDI that are members of a group of medical care facilities. Revenue attributable to members of this group comprised 18% of the Company’s total revenue for the three months ended March 31, 2005.

(4) The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of this Statement, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. The Company had no goodwill or intangible assets subject to the provisions of SFAS No. 142 as of December 31, 2004. On January 31, 2005, the Company purchased Medical Dictation, Inc. Part of the purchase price for Medical Dictation, Inc. was attributed to goodwill and other intangible assets. (See Note 2.)

	March 31, 2005
	Gross Assets	Accumulated Amortization	Net Assets
Goodwill	$3,442,000		$3,442,000
Customer relationships	500,000	$17,000	483,000
Non-compete agreements	50,000	1,000	49,000

	$3,992,000	$18,000	$3,974,000

(5) On January 31, 2005, the Company expanded its existing line of credit from $1.0 million to $1.5 million and extended the maturity of this line of credit from April 30, 2005 to April 30, 2006. On March 1, 2005, the Company expanded its existing line of credit from $1.5 million to $2.0 million on substantially the same terms and conditions as the previous line of credit with the exception of a requirement to maintain a specified minimum quarter-end balance of cash ($650,000 as of March 31, 2005). Borrowings under the new LOC shall bear interest at the lender’s prime rate (5.75% at March 31, 2005) and shall be secured by the Company’s accounts receivable.

(6) On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.”, was filed in the 19th Judicial District Court, Parish of East, State of

Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL subsequently added Transcend’s insurance carriers as defendants to the lawsuit and later lost a court decision and related appeal in that regard.

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

(7) In December 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). The provisions of SFAS 123R become generally accepted accounting principles at the beginning of the first fiscal year that commences after June 15, 2005. Such provisions will affect the way that the Company accounts for stock-based compensation plans and will result in increased compensation expense of a presently indeterminable amount being included in the Company’s results of operations after the effective date of such provisions.

(8) On April 6, 2005, the Company fulfilled the prerequisites for receiving the proceeds under a Promissory Note dated March 1, 2005 payable to the Development Corporation of Abilene, Inc. (“DCOA”) in the principal amount of $1,000,000 (the “Promissory Note”). Transcend received $850,000 under the Promissory Note on April 7, 2005 and was pre-funded $150,000 under the Promissory Note on March 31, 2005.

The Promissory Note relates to the Agreement for Financial Assistance by and between DCOA and Transcend effective as of March 1, 2005 (the “Agreement”) that was approved by DCOA on March 4, 2005. Under the terms of the Agreement, DCOA shall provide up to $2 million of interest-free, secured loans to Transcend (the “Loans”). In return, Transcend shall establish and operate a medical transcription training center and regional office in Abilene, Texas (the “Facility”). In addition, Transcend shall recruit, hire and train in the Facility up to 208 medical transcription professionals, the majority of whom shall be recruited from Abilene or the area surrounding Abilene, as defined in the Agreement. DCOA shall offer the Loans to Transcend in two increments of $1 million each in return for Transcend recruiting, hiring and training up to 104 medical transcription professionals for each Loan. The Promissory Note is the first such Loan.

Transcend and DCOA intend for the Promissory Note to be paid by Transcend using job creation/retention incentive payments provided to Transcend by DCOA based upon job creation incentives, as defined in the Agreement, that are earned by Transcend as provided in the Agreement. The Promissory Note is secured by a $150,000 letter of credit from a bank and certain furniture and equipment (the “Collateral”). The Collateral shall be released as the principal balance of the Promissory Note is reduced by job creation incentives that are earned by Transcend. Principal reductions of the Promissory Note shall be effected through earned job creation incentives, not cash, as follows: (1) $25,000 per month for the first six months of the Agreement provided that 15 employees are hired by Transcend during that period; and (2) the straight-line amortization of job creation incentives earned by Transcend on or before March 31, 2010 over 20 quarters through March 31, 2012. The principal balance of the Promissory Note, if any, remaining on March 31, 2012 is payable in cash by Transcend unless said balance is forgiven by DCOA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are competitive pricing pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for the Company’s products and services, business conditions in the integrated health care delivery network market, the effect of future acquisitions, if any, and the risk factors detailed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission.

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

During the quarter ended March 31, 2005, Transcend completed two significant transactions that were described in the Notes to Consolidated Financial Statements: (1) The acquisition of Medical Dictation, Inc.; and (2) the agreement with the Development Corporation of Abilene Inc. These transactions had an effect on the Company’s financial statements for the first quarter of 2005 and are expected to have an effect on future periods.

Revenue increased $1,452,000, or 38%, to $5.3 million for the three months ended March 31, 2005, compared to revenue of $3.9 million for the three months ended March 31, 2004. The net increase in revenue is primarily attributable to: (1) an increase in revenue of $1,417,000 attributable to the acquisition of Medical Dictation, Inc. (“MDI”) on January 31, 2005; (2) transcription revenue of $460,000 from new transcription customers; (3) a decrease of $615,000 in transcription revenue from customers that terminated contracts since March 31, 2004; (4) an increase in transcription revenue of $156,000 from existing customers; and (5) an increase of $34,000 in other revenue.

Direct costs increased $1,223,000, or 43%, to $4.1 million for the three months ended March 31, 2005, compared to direct costs of $2.8 million for the three months ended March 31, 2004. Direct costs include costs attributable to compensation for transcriptionists, recruiting of transcriptionists, production management, customer service, technical support for production operations, implementation of transcription services and depreciation and amortization related to production operations. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. The per-line pay rates are higher for transcription work on the Company’s transcription platform than for transcription and editing work on a third-party’s voice recognition platform, used for approximately 8% of the Company’s revenue for each of the three months ended March 31, 2005 and 2004. All direct costs referred to above other than compensation for transcriptionists are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. Compensation for transcriptionists increased $1,112,000 due to the overall increase in revenue of $1,452,000 referred to above. The remaining net increase in direct costs of $111,000 was attributable to a net increase in non-MDI production infrastructure costs to support a higher level of revenue that was not achieved. The production infrastructure costs increased due primarily to additional recruiting costs, higher implementation expense and the addition of quality control and documentation personnel.

Gross profit increased $229,000, or 22%, to $1.3 million for the three months ended March 31, 2005, compared to gross profit of $1.0 million for the three months ended March 31, 2004. Gross profit as a percentage of revenue decreased to 23.6% in the first quarter of 2005 compared to 26.6% in the first quarter of 2004. This decrease of 3.0 percentage points is primarily due to the addition of MDI, which historically has had lower gross margins as percentages of revenue, due to the pricing of its contracts and delivery methods. Additionally, the increase in production infrastructure costs discussed above in anticipation of a projected revenue level that was not achieved in the first quarter of 2005 contributed to the gross margin decline.

Sales and marketing expenses increased $6,000, or 2%, to $254,000 in the first quarter of 2005, compared to sales and marketing expenses of $248,000 in the first quarter of 2004. Sales and marketing expenses as a percentage of revenue for the first quarter of 2005 were 5% compared to 6% in the first quarter of 2004. The net increase in sales and marketing expense is primarily due to the addition of MDI offset by lower sales compensation costs due to a change in mix of the sales force compared to first quarter 2004.

Research and development expenses increased $18,000, or 17%, to $123,000 in the first quarter of 2005, compared to research and development expenses of $105,000 in the first quarter of 2004. Research and development expenses as a percentage of revenue for the first quarter of 2005 were 2% compared to 3% for the first quarter of 2004. The increase in research and development costs is primarily attributable to the addition of MDI. During the first quarter of 2005, the Company capitalized internal software development costs of $51,000 primarily related to enhancements of its speech recognition technology platform and billing system that partially offset this increase in costs.

During the first quarter of 2005, the Company capitalized $66,000 of compensation expense (including the $51,000 referred to above) related to the development of enhancements to its speech recognition technology platform and billing system.

General and administrative expenses increased $220,000, or 36%, to $824,000 in the first quarter of 2005, compared to general and administrative expenses of $604,000 in the first quarter of 2004. General and administrative expenses as a percentage of revenue for the first quarter of 2005 were 15% compared to 16% for the first quarter of 2004. The net increase was primarily due to the addition of MDI, and higher legal, consulting, auditing and printing expenses related to MDI integration activities, Sarbanes-Oxley compliance work and various SEC filings.

The Company reported net interest expense of $43,000 in the first quarter of 2005, comprised primarily of interest on the borrowings associated with the acquisition of MDI. For the first quarter of 2004, the Company reported net interest expense of $8,000.

The Company reported an income tax provision of $1,000 in the first quarter of 2005 due to the expiration of certain state income tax credit carryforwards in 2004 and no income tax provision in the first quarter of 2004, since the Company has net operating loss carryforwards of approximately $18.9 million.

Liquidity and Capital Resources

The Company’s current financial condition has been significantly influenced by three factors: (1) profitable and positive cash flow operations for 2004 and the first quarter of 2005; (2) receipt of $150,000 related to the interest-free economic development loan to establish a training facility in Abilene, Texas and hire medical language specialists in Abilene; and (3) borrowings to fund the acquisition of MDI. As of March 31, 2005, the Company had cash and cash equivalents of $931,000, a working capital deficit of $787,000 and availability of approximately $500,000 on its $2.0 million line of credit, which expires on April 30, 2006.

Net cash provided by operating activities totaled $114, 000 for the three months ended March 31, 2005, due primarily to profitable operations and noncash depreciation and amortization expenses.

Net cash used in investing activities totaled $1,291,000 for the three months ended March 31, 2005, and was comprised primarily of the acquisition of MDI, computer hardware and software upgrades and the development of enhancements to the speech recognition platform and billing system.

Net cash provided by financing activities during the first quarter of 2005 consisted primarily of $1,492,000 borrowings under the line of credit, of which $1,000,000 related to the acquisition of MDI, and the receipt of the initial $150,000 portion of the economic development loan to establish a training facility in Abilene, Texas and hire medical language specialists in Abilene. The remaining $850,000 of the economic development loan was funded in early April 2005.

Aside from cash available under the unused portion of its $2.0 million line of credit referred to above, the Company has potential cash resources of an undetermined amount of earn-out payments, if any, payable by Provider HealthNet Services, Inc. (“PHNS”), based on a fixed percentage of certain defined future revenue recognized by PHNS from the Co-Sourcing and CodeRemote businesses sold to PHNS by Transcend in October 2000. However, the Company is involved in a dispute with PHNS over fees payable to the Company.

The Company is a defendant in a lawsuit that is discussed in Note 6 to the Consolidated Financial Statements included with this report.

Absent a material adverse outcome from the lawsuit, the Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit and potential cash from the PHNS earn-out agreement, if any, should be sufficient to finance operations and make capital investments in the normal and ordinary course of its business during 2005 and for the foreseeable future. However, the Company would probably require additional financing of an undetermined type and amount from an undetermined source to fund future acquisitions if such opportunities became available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of March 31, 2005.

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

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. During the quarter, the Company acquired MDI and has applied the Company’s internal control over financial reporting to MDI. There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated October 13, 2000 with Provider HealthNet Services, Inc.	8-K	0-18217	2.7	October 30, 2000

2.2	Stock Purchase Agreement dated January 31, 2005 between Transcend Services, Inc. and Susan McGrogan, with respect to the purchase and sale of the capital stock of Medical Dictation, Inc.	10-K	0-18217	2.3	March 9, 2005

3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	10-K	0-18217	3 (a)	August 27, 1993

4.1	Amendment No. 2 dated March 1, 2005 to Business Loan Agreement and Promissory Note between Bank of America, N.A. and Transcend Services, Inc.

10.1	Agreement for Financial Assistance dated March 1, 2005 between the Development Corporation of Abilene, Inc. and Transcend Services, Inc.

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

April 28, 2005	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark D. Meersman
Mark D. Meersman,
Chief Financial Officer
(Principal Financial Officer)