Form 10-Q
period 2005-06-30
TRANSCEND SERVICES INC
filed 2005-07-28
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes   ☐  No   ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at July 19, 2005
Common Stock, $.05 par value	7,672,163 Shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$664,000	$458,000
Accounts receivable, net of allowance for doubtful accounts of $18,000 at both June 30, 2005 and December 31, 2004	2,908,000	1,153,000
Prepaid expenses and other current assets	257,000	170,000

Total current assets	3,829,000	1,781,000

Property and equipment:
Computer equipment	3,484,000	2,423,000
Software	2,622,000	2,503,000
Furniture and fixtures	242,000	214,000

Total property and equipment	6,348,000	5,140,000
Accumulated depreciation and amortization	(4,095,000)	(3,477,000)

Property and equipment, net	2,253,000	1,663,000

Intangible assets
Goodwill	3,446,000	—
Other intangible assets	550,000	—
Accumulated amortization	(46,000)	—

Intangible assets, net	3,950,000	—

Other assets	173,000	27,000

Total assets	$10,205,000	$3,471,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$1,381,000	$—
Promissory note payable – short term	1,167,000	—
Accounts payable	391,000	79,000
Accrued compensation and benefits	745,000	417,000
Other accrued liabilities	406,000	246,000

Total current liabilities	4,090,000	742,000

Promissory notes payable – long term	3,183,000	—

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; 2,000,000 shares authorized and no shares outstanding at June 30, 2005 and December 31, 2004	—	—
Common Stock, $.05 par value; 15,000,000 shares authorized at June 30, 2005 and December 31, 2004; 7,627,000 and 7,332,000 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	381,000	367,000
Additional paid-in capital	27,486,000	27,067,000
Accumulated deficit	(24,935,000)	(24,705,000)

Total stockholder’s equity	2,932,000	2,729,000

Total liabilities and stockholders’ equity	$10,205,000	$3,471,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue	$6,540,000	$3,761,000	$11,859,000	$7,628,000
Direct costs	5,332,000	2,654,000	9,394,000	5,493,000

Gross profit	1,208,000	1,107,000	2,465,000	2,135,000

Operating expenses:
Sales and marketing	323,000	279,000	577,000	527,000
Research and development	97,000	78,000	220,000	183,000
General and administrative	964,000	648,000	1,788,000	1,252,000

	1,384,000	1,005,000	2,585,000	1,962,000

Operating income (loss)	(176,000)	102,000	(120,000)	173,000
Interest and other income (expense), net	(65,000)	(7,000)	(108,000)	(15,000)

Income (loss) before income taxes	(241,000)	95,000	(228,000)	158,000
Income tax provision	(1,000)	(2,000)	(2,000)	(2,000)

Net (loss) income	$(242,000)	$93,000	$(230,000)	$156,000

Basic earnings (loss) per share:
Net earnings (loss) per share	$(0.03)	$0.01	$(0.03)	$0.02

Weighted average shares outstanding	7,512,000	7,328,000	7,457,000	7,326,000

Diluted earnings (loss) per share:
Net earnings (loss) per share	$(0.03)	$0.01	$(0.03)	$0.02

Weighted average shares outstanding	7,512,000	7,580,000	7,457,000	7,638,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(230,000)	$156,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	457,000	375,000
Non-cash revenue	(150,000)	—
Changes in assets and liabilities:
Accounts receivable, net	(572,000)	124,000
Prepaid expenses and other current assets	(79,000)	5,000
Other assets	(146,000)	—
Accounts payable	272,000	27,000
Accrued liabilities	72,000	(7,000)

Total adjustments	(146,000)	524,000

Net cash (used in) provided by operating activities	(376,000)	680,000

Cash flows from investing activities:
Capital expenditures, net	(651,000)	(394,000)
Capitalized software development costs	(111,000)	(95,000)
Purchase of business, net of cash acquired	(1,170,000)	—

Net cash used in investing activities	(1,932,000)	(489,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options	133,000	15,000
Proceeds from (payment of) promissory notes	1,000,000	(200,000)
Borrowings under line of credit	1,381,000	—

Net cash provided by (used in) financing activities	2,514,000	(185,000)

Net increase in cash and cash equivalents	206,000	6,000
Cash and cash equivalents, at beginning of period	458,000	558,000

Cash and cash equivalents at end of period	$664,000	$564,000

Supplemental cash flow information:
Cash paid for interest expense	$25,000	$18,000

Cash paid for income taxes	$2,000	$2,000

Non-cash investing and financing activities:
Promissory note in connection with the acquisition of MDI	$3,500,000	$—
Common stock issued in conection with the acquisition of MDI	300,000	—
Accrued transaction costs associated with the acquisition of MDI	72,000	—

	$3,872,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2004

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

$50,000 to covenants-not-to-compete to be amortized over a period of five years;

$500,000 to customer relationships to be amortized over a period of five years; and

$3.4 million to goodwill.

All goodwill and other intangible asset amortization related to the acquisition of MDI are expected to be deductible for tax purposes. Transcend has included the results of operations of the acquired assets in its financial statements from the date of acquisition. (See Note 4.)

The following unaudited proforma consolidated financial information for the three- and six-month periods ended June 30, 2005 and 2004 assumes the acquisition of MDI had occurred at the beginning of each period presented:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenue	$6,540,000	$5,332,000	$12,480,000	$10,828,000
Net (loss) income	(242,000)	229,000	(190,000)	533,000
Net income (loss) per share (diluted)	$(0.03)	$0.03	$(0.03)	$0.07

(3) Revenue attributable to one customer totaled $732,000, or 11%, and $1,438,000, or 12%, of total revenue for the three and six months ended June 30, 2005, respectively, and $464,000 and $921,000, or 12% of total revenue for both the three and six months ended June 30, 2004, respectively. In addition, the Company provided medical transcription services for the three and six months ended June 30, 2005 to individual customers of MDI that are members of a group of medical care facilities. Revenue attributable to members of this group comprised 24% and 25% of the Company’s total revenue for the three and six months ended June 30, 2005, respectively.

(4) The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of this Statement, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. The Company had no goodwill or intangible assets subject to the provisions of SFAS No. 142 as of December 31, 2004. On January 31, 2005, the Company purchased MDI. Part of the purchase price for MDI was attributed to goodwill and other intangible assets. (See Note 2.)

	June 30, 2005
	Gross Assets	Accumulated Amortization	Net Assets
Goodwill	$3,446,000		$3,446,000
Customer relationships	500,000	$42,000	$458,000
Non-compete agreements	50,000	4,000	$46,000

	$3,996,000	$46,000	$3,950,000

(5) On January 31, 2005, the Company expanded its existing line of credit from $1.0 million to $1.5 million and extended the maturity of this line of credit from April 30, 2005 to April 30, 2006. On March 1, 2005, the Company expanded its existing line of credit from $1.5 million to $2.0 million on substantially the same terms and conditions as the previous line of credit with the exception of a requirement to maintain a specified minimum quarter-end balance of cash ($650,000 as of June 30, 2005). Borrowings under the new LOC shall bear interest at the lender’s prime rate (6.25% at June 30, 2005) and shall be secured by the Company’s accounts receivable.

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

The Company is involved in a dispute over fees payable to the Company by a third party under an earn-out provision of a prior year asset sale agreement that provides for binding arbitration of disputes. The binding arbitration process has been initiated at the request of the Company and there is a hearing scheduled during October 2005. At this time, it is not possible to predict the outcome of the binding arbitration process.

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

Transcend and DCOA intend for the Promissory Note to be paid by Transcend using job creation/retention incentive payments provided to Transcend by DCOA based upon job creation incentives, as defined in the Agreement, that are earned by Transcend as provided in the Agreement. The Promissory Note is secured by a $150,000 letter of credit from a bank and certain furniture and equipment (the “Collateral”). The Collateral shall be released as the principal balance of the Promissory Note is reduced by job creation incentives that are earned by Transcend. Principal reductions of the Promissory Note shall be effected through earned job creation incentives, not cash, as follows: (1) $25,000 per month for the first six months of the Agreement provided that 15 employees are hired by Transcend during that period; and (2) the straight-line amortization of job creation incentives earned by Transcend on or before March 31, 2010 over 20 quarters through March 31, 2012. As of June 30, 2005. Transcend earned principal reduction credits of $25,000 and $125,000 on an accelerated basis in the three months ended March 31, 2005 and June 30, 2005, respectively. The principal balance of the Promissory Note, if any, remaining on March 31, 2012 is payable in cash by Transcend unless said balance is forgiven by DCOA.

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

During the first quarter ended March 31, 2005, Transcend completed two significant transactions that were described in the Notes to Consolidated Financial Statements: (1) the acquisition of Medical Dictation, Inc. (‘MDI”); and (2) the agreement with the Development Corporation of Abilene Inc. These transactions have had an effect on the Company’s financial statements for the second quarter of 2005 as well as the six months ended June 30, 2005 and are expected to have an effect on future periods.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue increased $2,779,000, or 74%, to $6.5 million for the three months ended June 30, 2005, compared to revenue of $3.8 million for the three months ended June 30, 2004. The net increase in revenue is primarily attributable to: (1) an increase in revenue of $2,294,000 attributable to the acquisition of MDI on January 31, 2005; (2) transcription revenue of $600,000 from new transcription customers; (3) a decrease of $603,000 in transcription revenue from customers that terminated contracts since June 30, 2004; (4) an increase in transcription revenue of $351,000 from existing customers; and (5) an increase of $137,000 in other revenue, including $125,000 of earned job creation incentives related to the Abilene training center.

Direct costs increased $2,678,000, or 101%, to $5.3 million for the three months ended June 30, 2005, compared to direct costs of $2.7 million for the three months ended June 30, 2004. Direct costs include costs attributable to compensation for transcriptionists, recruiting of transcriptionists, production management, customer service, technical support for production operations, implementation of transcription services and depreciation and amortization related to production operations. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. The per-line pay rates are higher for transcription work on the Company’s transcription platform than for transcription and editing work on a third-party’s voice recognition platform, used for approximately 7% and 10% of the Company’s revenue for the three months ended June 30, 2005 and 2004, respectively. All direct costs referred to above other than compensation for transcriptionists are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. Compensation for transcriptionists increased $2,421,000 due to the overall increase in revenue of $2,779,000 referred to above, most of which relates to the acquisition of MDI. The remaining net increase in direct costs of $257,000 was attributable to a net increase in non-MDI production infrastructure costs to support a higher level of revenue that was not achieved. The production infrastructure costs increased due primarily to additional recruiting and training costs, higher implementation expense and higher compensation costs related to a reorganization that will ultimately help us more efficiently provide a higher level of customer service.

Gross profit increased $101,000, or 9%, to $1.2 million for the three months ended June 30, 2005, compared to gross profit of $1.1 million for the three months ended June 30, 2004. Gross profit as a percentage of revenue decreased to 18.5% in the second quarter of 2005 compared to 29.4% in the second quarter of 2004. This decrease of 10.9 percentage points is primarily due to the addition of

MDI, which historically has had lower gross margins as percentages of revenue, due to the pricing of its contracts and delivery methods. The decrease is also due to competitive pricing pressure from both new and existing customers, compensation expenses related to a reorganization and the increase in production infrastructure costs discussed above in anticipation of a projected revenue level that was not achieved in the second quarter of 2005.

Sales and marketing expenses increased $44,000, or 16%, to $323,000 in the second quarter of 2005, compared to sales and marketing expenses of $279,000 in the second quarter of 2004. Sales and marketing expenses as a percentage of revenue for the second quarter of 2005 were 5% compared to 7% in the second quarter of 2004. The net increase in sales and marketing expense is primarily due to the addition of MDI.

Research and development expenses increased $19,000, or 24%, to $97,000 in the second quarter of 2005, compared to research and development expenses of $78,000 in the second quarter of 2004. Research and development expenses as a percentage of revenue for the second quarter of 2005 were 1% compared to 2% for the second quarter of 2004. The increase in research and development expenses is primarily attributable to the addition of staff.

The Company capitalized internal software development costs of $45,000 and $62,000 for the three months ended June 30, 2005 and 2004, respectively, primarily related to enhancements of its speech recognition technology platform and billing system.

General and administrative expenses increased $316,000, or 49%, to $964,000 in the second quarter of 2005, compared to general and administrative expenses of $648,000 in the second quarter of 2004. General and administrative expenses as a percentage of revenue for the second quarter of 2005 were 15% compared to 17% for the second quarter of 2004. The net increase was primarily due to the addition of MDI, compensation expenses related to a reorganization, the cost of the Company’s performance improvement program introduced in December 2004 and increased rent, audit and legal expenses.

The Company reported net interest and other expense of $65,000 in the second quarter of 2005, comprised primarily of interest on the borrowings associated with the acquisition of MDI. For the second quarter of 2004, the Company reported net interest expense of $7,000.

The Company reported an income tax provision of $1,000 and 2,000 in the second quarters of 2005 and 2004, respectively, due to the expiration of certain state income tax credit carryforwards in 2004. The Company has net operating loss carryforwards of approximately $18.9 million.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue increased $4,231,000, or 55%, to $11.9 million for the six months ended June 30, 2005, compared to revenue of $7.6 million for the six months ended June 30, 2004. The net increase in revenue is primarily attributable to: (1) an increase in revenue of $3,711,000 attributable to the acquisition of MDI on January 31, 2005; (2) transcription revenue of $844,000 from new transcription customers; (3) a decrease of $1,218,000 in transcription revenue from customers that terminated contracts since June 30, 2004; (4) an increase in transcription revenue of $722,000 from existing customers; and (5) an increase of $171,000 in other revenue, including $150,000 of earned job creation incentives related to the Abilene training facility.

Direct costs increased $3,901,000, or 71%, to $9.4 million for the six months ended June 30, 2005, compared to direct costs of $5.5 million for the six months ended June 30, 2004. Direct costs include costs attributable to compensation for transcriptionists, recruiting of transcriptionists, production management, customer service, technical support for production operations, implementation of transcription services and depreciation and amortization related to production operations. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. The per-line pay rates are higher for transcription work on the Company’s transcription platform than for transcription and editing work on a third-party’s voice recognition platform, used for approximately 7% and 9% of the Company’s revenue for the six months ended June 30, 2005 and 2004, respectively. All direct costs referred to above other than compensation for transcriptionists are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. Compensation for transcriptionists increased $3,533,000 due to the overall increase in revenue of $4,231,000 referred to above, most of which relates to the acquisition of MDI. The remaining net increase in direct costs of $368,000 was attributable to a net increase in non-MDI production infrastructure costs to support a higher level of revenue that was not achieved. The production infrastructure costs increased due primarily to additional recruiting and training costs, higher implementation expense and higher compensation costs related to a reorganization that will ultimately help us more efficiently provide a higher level of customer service.

Gross profit increased $330,000, or 15%, to $2.5 million for the six months ended June 30, 2005, compared to gross profit of $2.1 million for the six months ended June 30, 2004. Gross profit as a percentage of revenue decreased to 20.8% in the six months ended June 30, 2005 compared to 28.0% in the six months ended June 30, 2004. This decrease of 7.2 percentage points is primarily due to the addition of MDI, which historically has had lower gross margins as percentages of revenue, due to the pricing of its contracts and delivery methods. Additionally, the increase in production infrastructure costs discussed above in anticipation of a projected revenue level that was not achieved in the second quarter of 2005 contributed to the gross margin decline as well as competitive pricing pressure from both new and existing customers.

Sales and marketing expenses increased $50,000, or 9%, to $577,000 for the six months ended June 30, 2005, compared to sales and marketing expenses of $527,000 for the six months ended June 30, 2004. Sales and marketing expenses as a percentage of revenue for the six months ended June 30, 2005 were 5% compared to 7% for the six months ended June 30, 2004. The net increase in sales and marketing expenses is primarily due to the addition of MDI.

Research and development expenses increased $37,000, or 20%, to $220,000 for the six months ended June 30, 2005, compared to research and development expenses of $183,000 for the six months ended June 30, 2004. Research and development expenses as a percentage of revenue for both the six months ended June 30, 2005 and 2004 were 2%. The increase in research and development expenses is primarily attributable to the addition of MDI.

During the six months ended June 30, 2005 and 2004, the Company capitalized $111,000 and $95,000, respectively, of compensation expense related to the development of enhancements to its speech recognition technology platform and billing system.

General and administrative expenses increased $536,000, or 43%, to $1.8 million during the six months ended June 30, 2005, compared to general and administrative expenses of $1.3 million for the six months ended June 30, 2004. General and administrative expenses as a percentage of revenue for the six months ended June 30, 2005 were 15% compared to 16% for the six months ended June 30, 2004. The net increase was primarily due to the addition of MDI, the cost of the Company’s performance improvement program introduced in December 2004, compensation expenses related to a reorganization and increased rent, audit and legal expenses.

The Company reported net interest and other expense of $108,000 during the first six months of 2005, comprised primarily of interest on the borrowings associated with the acquisition of MDI. For the first six months of 2004, the Company reported net interest expense of $15,000.

The Company reported an income tax provision of $2,000 during each of the six months ended June 30, 2005 and 2004 due to the expiration of certain state income tax credit carryforwards in 2004. The Company has net operating loss carryforwards of approximately $18.9 million.

Liquidity and Capital Resources

The Company’s current financial condition has been significantly influenced by three factors: (1) the acquisition of MDI; (2) receipt of $1,000,000 related to the interest-free economic development loan to establish a training facility in Abilene, Texas and hire medical language specialists in Abilene; and (3) unprofitable and cash flow negative operations in the first half of 2005. As of June 30, 2005, the Company had cash and cash equivalents of $664,000, a working capital deficit of $261,000 and availability of approximately $619,000 on its $2.0 million line of credit, which expires on April 30, 2006. See Note 5 and Note 8 to the Consolidated Financial Statements.

Net cash used in operating activities totaled $376,000 for the six months ended June 30, 2005, due primarily to the second quarter net loss and an increase in accounts receivable.

Net cash used in investing activities totaled $1,932,000 for the six months ended June 30, 2005, and was comprised primarily of the acquisition of MDI, computer hardware purchases and the development of enhancements to the speech recognition platform and billing system.

Net cash provided by financing activities during the first six months of 2005 consisted primarily of $1,381,000 in borrowings under the line of credit, of which $1,000,000 related to the acquisition of MDI, and the receipt of the $1,000,000 economic development loan to establish a training facility in Abilene, Texas and hire medical language specialists in Abilene.

Aside from cash available under the unused portion of its $2.0 million line of credit referred to above, the Company has potential cash resources of an undetermined amount of earn-out payments, if any, payable by Provider HealthNet Services, Inc. (“PHNS”), based on a fixed percentage of certain defined future revenue recognized by PHNS from the Co-Sourcing and CodeRemote businesses sold to PHNS by Transcend in October 2000. However, the Company is involved in a dispute with PHNS over fees payable to the Company, and is scheduled to participate in a binding arbitration proceeding in October 2005.

The Company is a defendant in a lawsuit that is discussed in Note 6 to the Consolidated Financial Statements included with this report.

Absent a material adverse outcome from the lawsuit, the Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit and potential cash from the PHNS earn-out agreement, if any, should be sufficient to finance operations and make capital investments in the normal and ordinary course of its business during 2005 and for the foreseeable future. However, the Company would likely require additional financing of an undetermined type and amount from an undetermined source to fund future acquisitions if such opportunities became available.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of June 30, 2005.

Item 4. Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s principal executive officer and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report (June 30, 2005), have concluded that the Company’s disclosure controls and procedures were effective for this purpose.

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. During 2005, the Company acquired MDI and has applied the Company’s internal control over financial reporting to MDI. There were no changes in the Company’s internal control over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in a dispute over fees payable to the Company by a third party under an earn-out provision of a prior year asset sale agreement that provides for binding arbitration of disputes. The binding arbitration process has been initiated at the request of the Company and there is a hearing scheduled during October 2005. At this time, it is not possible to predict the outcome of the binding arbitration process.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 4, 2005. The stockholders voted on the following three proposals and the results of the voting are presented below.

1. To elect a Board of Directors consisting of five members to hold office until the next annual meeting of stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Withheld
Joseph P. Clayton	6,999,597	15,962
James D. Edwards	7,005,162	10,397
Larry G. Gerdes	7,005,722	9,837
Walter S. Huff, Jr.	7,005,722	9,837
Charles E. Thoele	7,005,722	9,837

2. To approve the 2005 Stock Incentive Plan. The stockholders approved said plan with 4,786,540 votes FOR, 145,909 votes AGAINST, 50,151 ABSTAINING and 2,032,959 BROKER NON-VOTES.

3. To ratify the appointment of Miller Ray Houser & Stewart LLP as independent public accountants to audit the accounts of the Company for the year ending December 31, 2005. The stockholders ratified said appointment with 6,947,031 votes FOR, 23,010 votes AGAINST and 45,518 ABSTAINING.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit Number		Incorporation by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated October 13, 2000 with Provider HealthNet Services, Inc.	8-K	0-18217	2.7	October 30, 2000

2.2	Stock Purchase Agreement dated January 31, 2005 between Transcend Services, Inc. and Susan McGrogan, with respect to the purchase and sale of the capital stock of Medical Dictation, Inc.	10-K	0-18217	2.3	March 9, 2005

3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	10-K	0-18217	3(a)	August 27, 1993

4.1	Promissory Note dated as of March 1, 2005 between Transcend Services, Inc. and the Development Corporation of Abilene, Inc.

Exhibit Number		Incorporation by Reference
	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1	Transcend Services, Inc. 2005 Stock Incentive Plan

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 28, 2005

TRANSCEND SERVICES, INC.

By:   /s/ Larry G. Gerdes

Larry G. Gerdes,

President and Chief Executive Officer

(Principal Executive Officer)

By:   /s/ Mark D. Meersman

Mark D. Meersman,

Chief Financial Officer

(Principal Financial Officer)