Form 10-Q
period 2005-09-30
TRANSCEND SERVICES INC
filed 2005-10-26
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at October 19, 2005
Common Stock, $.05 par value	7,746,293

PART I. FINANCIAL INFORMATION

It em 1. Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$702,000	$458,000
Accounts receivable, net of allowance for doubtful accounts of $18,000 at both September 30, 2005 and December 31, 2004	2,885,000	1,153,000
Prepaid expenses and other current assets	452,000	170,000

Total current assets	4,039,000	1,781,000

Property and equipment:
Computer equipment	3,131,000	2,423,000
Software	2,676,000	2,503,000
Furniture and fixtures	285,000	214,000

Total property and equipment	6,092,000	5,140,000
Accumulated depreciation and amortization	(4,285,000)	(3,477,000)

Property and equipment, net	1,807,000	1,663,000

Intangible assets
Goodwill	3,599,000	—
Other intangible assets	550,000	—
Accumulated amortization	(73,000)	—

Intangible assets, net	4,076,000	—

Other assets	184,000	27,000

Total assets	$10,106,000	$3,471,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$1,639,000	$—
Promissory note payable - short term	1,067,000	—
Accounts payable	194,000	79,000
Accrued compensation and benefits	614,000	417,000
Other accrued liabilities	653,000	246,000

Total current liabilities	4,167,000	742,000

Other long-term liability	39,000	—
Promissory notes payable - long term	3,183,000	—

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; 2,000,000 shares authorized and no shares outstanding at September 30, 2005 and December 31, 2004	—	—
Common Stock, $.05 par value; 15,000,000 shares authorized at September 30, 2005 and December 31, 2004; 7,744,000 and 7,332,000 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	387,000	367,000
Additional paid-in capital	27,783,000	27,067,000
Accumulated deficit	(25,453,000)	(24,705,000)

Total stockholders’ equity	2,717,000	2,729,000

Total liabilities and stockholders’ equity	$10,106,000	$3,471,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenue	$6,654,000	$3,668,000	$18,513,000	$11,296,000
Direct costs	5,742,000	2,638,000	15,136,000	8,131,000

Gross profit	912,000	1,030,000	3,377,000	3,165,000

Operating expenses:
Sales and marketing	220,000	275,000	797,000	802,000
Research and development	98,000	71,000	318,000	254,000
General and administrative	1,038,000	641,000	2,826,000	1,893,000

	1,356,000	987,000	3,941,000	2,949,000

Operating (loss) income	(444,000)	43,000	(564,000)	216,000

Interest and other (expense) income, net	(73,000)	(3,000)	(181,000)	(18,000)

Net (loss) income before income taxes	(517,000)	40,000	(745,000)	198,000
Income tax provision	(1,000)	(1,000)	(3,000)	(3,000)

Net (loss) income	$(518,000)	$39,000	$(748,000)	$195,000

Basic (loss) earnings per share:
Net earnings (loss) per share	$(0.07)	$0.01	$(0.10)	$0.03

Weighted average shares outstanding	7,704,000	7,331,000	7,540,000	7,327,000

Diluted (loss) earnings per share:
Net earnings (loss) per share	$(0.07)	$0.01	$(0.10)	$0.03

Weighted average shares outstanding	7,704,000	7,551,000	7,540,000	7,614,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(748,000)	$195,000

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	674,000	570,000
Non-cash revenue	(150,000)	—
Changes in assets and liabilities:
Accounts receivable, net	(552,000)	14,000
Prepaid expenses and other current assets	(271,000)	14,000
Other assets	(157,000)	—
Accounts payable	75,000	29,000
Accrued liabilities	188,000	125,000
Other long-term liability	39,000	—

Total adjustments	(154,000)	752,000

Net cash (used in) provided by operating activities	(902,000)	947,000

Cash flows from investing activities:
Capital expenditures, net	(611,000)	(594,000)
Proceeds from disposition of assets in a sale and leaseback	278,000	—
Capitalized software development costs	(172,000)	(162,000)
Purchase of business, net of cash acquired	(1,324,000)	—

Net cash used in investing activities	(1,829,000)	(756,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options and other issuances	336,000	14,000
Proceeds from (payment of) promissory notes	1,000,000	(200,000)
Borrowings under line of credit	1,639,000	—

Net cash provided by (used in) financing activities	2,975,000	(186,000)

Net increase in cash and cash equivalents	244,000	5,000
Cash and cash equivalents, at beginning of period	458,000	558,000

Cash and cash equivalents at end of period	$702,000	$563,000

Supplemental cash flow information:
Cash paid for interest expense	$49,000	$19,000

Cash paid for income taxes	$3,000	$3,000

Non-cash investing and financing activities:
Promissory note in connection with the acquisition of MDI	$3,500,000	$—
Common stock issued in conection with the acquisition of MDI	300,000	—
Accrued transaction costs associated with the acquisition of MDI	72,000	—

	$3,872,000	$—

Non-cash investing and investing activities:
Issuance of unregistered stock in connection with reduction of debt	$100,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2004

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

(2) Transcend acquired Medical Dictation, Inc. (“MDI”) on January 31, 2005 in a stock purchase transaction accounted for as a purchase. MDI is a Florida-based medical transcription service company. Transcend paid $4.8 million, consisting of a $3.5 million promissory note, $1.0 million in cash and $300,000 of Transcend common stock, and incurred acquisition-related costs of approximately $400,000. The consideration exchanged exceeded the value of the net tangible assets acquired by approximately $4.1 million, which was allocated as follows:

$50,000 to covenants-not-to-compete to be amortized over a period of five years;

$500,000 to customer relationships to be amortized over a period of five years; and

$3.6 million to goodwill.

All goodwill and other intangible asset amortization related to the acquisition of MDI are expected to be deductible for income tax purposes. Transcend has included the results of operations of the acquired company in its financial statements from the date of acquisition. (See Note 4.) On August 15, 2005, the holder of the promissory note originating in the MDI transaction reduced the principle amount of the promissory note by $100,000 in consideration for 35,971 unregistered shares of Transcend’s common stock issued at a fair market value per share of $2.78. In addition the holder has the option to reduce the note further by $100,000 in unregistered stock on February 15, 2006, August 15, 2006 and February 15, 2007.

The following unaudited proforma consolidated financial information for the three-and nine-month periods ended September 30, 2005 and 2004 assumes the acquisition of MDI had occurred at the beginning of each period presented:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenue	$6,654,000	$5,191,000	$19,134,000	$16,019,000
Net (loss) income	(518,000)	106,000	(708,000)	639,000
Net (loss) income per share (diluted)	$(0.07)	$0.01	$(0.09)	$0.08

(3) Revenue attributable to one customer totaled $744,000 and $2,182,000, or 11% and 12% of total revenue, for the three and nine months ended September 30, 2005, respectively, and $472,000 and $1,393,000, or 13% and 12% of total revenue, for the three and nine months ended September 30, 2004, respectively. In addition, the Company provided medical transcription services for the three and nine months ended September 30, 2005 to individual customers of MDI that are members of a group of medical care facilities. Revenue attributable to members of this group comprised 22% and 21% of the Company’s total revenue for the three and nine months ended September 30, 2005, respectively.

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

	September 30, 2005
	Gross Assets	Accumulated Amortization	Net Assets
Goodwill	$3,599,000	$—	$3,599,000
Customer relationships	500,000	66,000	$434,000
Non-compete agreements	50,000	7,000	$43,000

	$4,149,000	$73,000	$4,076,000

(5) On January 31, 2005, the Company expanded its existing line of credit (“LOC”) from $1.0 million to $1.5 million and extended the maturity of this line of credit from April 30, 2005 to April 30, 2006. On March 1, 2005, the Company expanded its existing line of credit from $1.5 million to $2.0 million on substantially the same terms and conditions as the previous line of credit with the exception of a requirement to maintain a specified minimum quarter-end balance of cash ($650,000 as of September 30, 2005). Borrowings under the new LOC bear interest at the lender’s prime rate (6.75% at September 30, 2005) and are secured by the Company’s accounts receivable.

(6) During the third quarter of 2005, computer and other equipment totaling $540,000 was leased under a three-year operating lease, $278,000 of which was equipment that the Company sold and leased back. The gain on the sale of the equipment is $40,000 and will be amortized over the life of the lease. The lease contains renewal options at lease termination and purchase options at amounts approximating fair market value at lease termination. Annual payments under the lease will be approximately $190,000.

(7) On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.,” was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL subsequently added Transcend’s insurance carriers as defendants to the lawsuit and later lost a court decision and related appeal in that regard.

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

The Company is involved in a dispute over fees payable to the Company by a third party under an earn-out provision of a prior year asset sale agreement that is scheduled for binding arbitration commencing on November 8, 2005. At this time, it is not possible to predict the outcome of the binding arbitration process.

(8) In December 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). The provisions of SFAS 123R become generally accepted accounting principles at the beginning of the first fiscal year that commences after June 15, 2005. Such provisions will affect the way that the Company accounts for stock-based compensation plans and will result in increased compensation expense of a presently indeterminable amount being included in the Company’s results of operations after the effective date of such provisions.

(9) On April 6, 2005, the Company fulfilled the prerequisites for receiving the proceeds under a Promissory Note dated March 1, 2005 payable to the Development Corporation of Abilene, Inc. (“DCOA”) in the principal amount of $1,000,000 (the “Promissory Note”). Transcend received $850,000 under the Promissory Note on April 7, 2005 and was pre-funded $150,000 under the Promissory Note on March 31, 2005.

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

Transcend and DCOA intend for the Promissory Note to be paid by Transcend using job creation/retention incentive payments provided to Transcend by DCOA based upon job creation incentives, as defined in the Agreement, that are earned by Transcend as provided in the Agreement. The Promissory Note is secured by a $150,000 letter of credit from a bank and certain furniture and equipment (the “Collateral”). The letter of credit will be released October 30, 2005 and the remaining collateral shall be released as the principal balance of the Promissory Note is reduced by job creation incentives that are earned by Transcend. Principal reductions of the Promissory Note shall be effected through earned job creation incentives, not cash, as follows: (1) $25,000 per month for the first six months of the Agreement provided that 15 employees are hired by Transcend during that period; and (2) the straight-line amortization of job creation incentives earned by Transcend on or before March 31, 2010 over 20 quarters through March 31, 2012. As of September 30, 2005, Transcend earned principal reduction credits of $150,000. The principal balance of the Promissory Note, if any, remaining on March 31, 2012 is payable in cash by Transcend unless said balance is forgiven by DCOA.

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

During the first quarter ended March 31, 2005, Transcend completed two significant transactions that were described in the Notes to Consolidated Financial Statements: (1) the acquisition of Medical Dictation, Inc. (‘MDI”); and (2) the agreement with the Development Corporation of Abilene, Inc. These transactions have had an effect on the Company’s financial statements for the third quarter of 2005, as well as the nine months ended September 30, 2005, and are expected to have an effect on future periods.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue increased $2,986,000, or 81%, to $6.7 million for the three months ended September 30, 2005, compared to revenue of $3.7 million for the three months ended September 30, 2004. The net increase in revenue is primarily attributable to: (1) an increase in revenue of $2,396,000 attributable to the acquisition of MDI on January 31, 2005; (2) transcription revenue of $952,000 from new transcription customers; (3) a decrease of $738,000 in transcription revenue from customers that terminated contracts since September 30, 2004; (4) an increase in transcription revenue of $366,000 from existing customers; and (5) an increase of $10,000 in other revenue.

Direct costs increased $3,104,000, or 118%, to $5.7 million for the three months ended September 30, 2005, compared to direct costs of $2.6 million for the three months ended September 30, 2004. Direct costs include costs attributable to compensation for transcriptionists, recruiting of transcriptionists, production management, customer service, technical support for production operations, implementation of transcription services and depreciation and amortization related to production operations. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. The per-line pay rates are higher for transcription work on the Company’s transcription platform than for transcription and editing work on a third-party’s voice recognition platform, used for approximately 7% and 10% of the Company’s revenue for the three months ended September 30, 2005 and 2004, respectively. All direct costs referred to above other than compensation for transcriptionists are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. Compensation for transcriptionists increased $2,719,000 due to the overall increase in revenue of $2,986,000 referred to above, most of which relates to the acquisition of MDI. The remaining net increase in direct costs of $385,000 was attributable to a net increase in non-MDI production infrastructure costs to support a higher level of revenue that was not achieved and to train and transition transcriptionists to become speech recognition editors. The production infrastructure costs increased primarily due to additional recruiting and training costs, higher implementation expenses and higher compensation costs related to a reorganization that we anticipate will ultimately help us provide a higher level of customer service more efficiently.

Gross profit decreased $118,000, or 11%, to $912,000 for the three months ended September 30, 2005, compared to gross profit of $1.0 million for the three months ended September 30, 2004. Gross profit as a percentage of revenue decreased to 14% in the third quarter of 2005 compared to 28% in the third quarter of 2004. The decrease of 14 percentage points is due to competitive pricing pressure from both new and existing customers, compensation expenses related to a reorganization and the increase in production infrastructure costs discussed above in anticipation of a projected revenue level that was not achieved in the third quarter of 2005.

Sales and marketing expenses decreased $55,000, or 20%, to $220,000 in the third quarter of 2005, compared to sales and marketing expenses of $275,000 in the third quarter of 2004. Sales and marketing expenses as a percentage of revenue for the third quarter of 2005 were 3% compared to 7% in the third quarter of 2004. The net decrease in sales and marketing expense is primarily due to a reorganization and reduction of the sales force in the third quarter of 2005. The Company plans to increase the size of the reorganized sales force in future quarters.

Research and development expenses increased $27,000, or 38%, to $98,000 in the third quarter of 2005, compared to research and development expenses of $71,000 in the third quarter of 2004. Research and development expenses as a percentage of revenue for the third quarter of 2005 were 1% compared to 2% for the third quarter of 2004. The increase in research and development expenses is primarily attributable to the addition of staff.

The Company capitalized internal software development costs of $54,000 and $67,000 for the three months ended September 30, 2005 and 2004, respectively, primarily related to enhancements of its speech recognition technology platform and billing system.

General and administrative expenses increased $397,000, or 62%, to $1.0 million in the third quarter of 2005, compared to general and administrative expenses of $641,000 in the third quarter of 2004. General and administrative expenses as a percentage of revenue for the third quarter of 2005 were 16% compared to 17% for the third quarter of 2004. The net increase was primarily due to the addition of MDI, compensation expenses related to a reorganization, the cost of the Company’s performance improvement program introduced in December 2004 and increased group medical insurance and rent expense.

The Company reported net interest and other expense of $73,000 in the third quarter of 2005, comprised primarily of interest on the borrowings associated with the acquisition of MDI. For the third quarter of 2004, the Company reported net interest expense of $3,000.

The Company reported an income tax provision of $1,000 in both the third quarter of 2005 and 2004, respectively, due to the expiration of certain state income tax credit carryforwards in 2004. The Company has net operating loss carryforwards of approximately $18.9 million.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue increased $7,217,000, or 64%, to $18.5 million for the nine months ended September 30, 2005, compared to revenue of $11.3 million for the nine months ended September 30, 2004. The net increase in revenue is primarily attributable to: (1) an increase in revenue of $6,108,000 attributable to the acquisition of MDI on January 31, 2005; (2) transcription revenue of $1,846,000 from new transcription customers; (3) a decrease of $2,035,000 in transcription revenue from customers that terminated contracts since September 30, 2004; (4) an increase in transcription revenue of $1,117,000 from existing customers; and (5) an increase of $181,000 in other revenue, including $150,000 of earned job creation incentives related to the Abilene training facility.

Direct costs increased $7,005,000, or 86%, to $15.1 million for the nine months ended September 30, 2005, compared to direct costs of $8.1 million for the nine months ended September 30, 2004. Direct costs include costs attributable to compensation for transcriptionists, recruiting of transcriptionists, production management, customer service, technical support for production operations, implementation of transcription services and depreciation and amortization related to production operations. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. The per-line pay rates are higher for transcription work on the Company’s transcription platform than for transcription and editing work on a third-party’s voice recognition platform, used for approximately 7% and 10% of the Company’s revenue for the nine months ended September 30, 2005 and 2004, respectively. All direct costs referred to above other than compensation for transcriptionists are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. Compensation for transcriptionists increased $6,252,000 due to the overall increase in revenue of $7,217,000 referred to above, most of which relates to the acquisition of MDI. The remaining net increase in direct costs of $753,000 was attributable to a net increase in non-MDI production infrastructure costs to support a higher level of revenue that was not achieved. The production infrastructure costs increased primarily due to additional recruiting and training costs, higher implementation expense and higher compensation costs related to a reorganization that we anticipate will ultimately help us provide a higher level of customer service more efficiently .

Gross profit increased $212,000, or 7%, to $3.4 million for the nine months ended September 30, 2005, compared to gross profit of $3.2 million for the nine months ended September 30, 2004. Gross profit as a percentage of revenue decreased to 18% in the nine months ended September 30, 2005 compared to 28% in the nine months ended September 30, 2004. This decrease of 10 percentage points is due in part to the addition of MDI, which historically has had lower gross margins as percentages of revenue, due to the pricing of its contracts and delivery methods. Additionally, the increase in production infrastructure costs discussed above in anticipation of a projected revenue level that was not achieved in the third quarter of 2005 contributed to the gross margin decline, as well as competitive pricing pressure from both new and existing customers.

Sales and marketing expenses decreased $5,000 to $797,000 for the nine months ended September 30, 2005, compared to sales and marketing expenses of $802,000 for the nine months ended September 30, 2004. Sales and marketing expenses as a percentage of revenue for the nine months ended September 30, 2005 were 4% compared to 7% for the nine months ended September 30, 2004. The net decrease in sales and marketing expense is primarily due to a reorganization and reduction in the size of the sales force in the third quarter of 2005. The Company plans to increase the size of the reorganized sales force in future quarters.

Research and development expenses increased $64,000, or 25%, to $318,000 for the nine months ended September 30, 2005, compared to research and development expenses of $254,000 for the nine months ended September 30, 2004. Research and development expenses as percentages of revenue for both the nine months ended September 30, 2005 and 2004 were 2%. The increase in research and development expenses is primarily attributable to the acquisition of MDI.

During the nine months ended September 30, 2005 and 2004, the Company capitalized $165,000 and $162,000, respectively, of compensation expense related to the development of enhancements to its speech recognition technology platform and billing system.

General and administrative expenses increased $933,000, or 49%, to $2.8 million during the nine months ended September 30, 2005, compared to general and administrative expenses of $1.9 million for the nine months ended September 30, 2004. General and administrative expenses as a percentage of revenue for the nine months ended September 30, 2005 were 15% compared to 17% for the nine months ended September 30, 2004. The net increase was primarily due to the addition of MDI, the cost of the Company’s performance improvement program introduced in December 2004, compensation expenses related to a reorganization and increased group medical insurance, rent, audit and legal expenses.

The Company reported net interest and other expense of $181,000 during the first nine months of 2005, comprised primarily of interest on the borrowings associated with the acquisition of MDI. For the first nine months of 2004, the Company reported net interest expense of $18,000.

The Company reported an income tax provision of $3,000 during each of the nine months ended September 30, 2005 and 2004 due to the expiration of certain state income tax credit carryforwards in 2004. The Company has net operating loss carryforwards of approximately $18.9 million.

Liquidity and Capital Resources

The Company’s current financial condition has been significantly influenced by three factors: (1) the acquisition of MDI; (2) receipt of $1,000,000 related to the interest-free economic development loan to establish a training facility in Abilene, Texas and hire medical language specialists in Abilene; and (3) unprofitable and cash flow negative operations in the first nine months of 2005. As of September 30, 2005, the Company had cash and cash equivalents of $702,000, a working capital deficit of $128,000 and availability of approximately $361,000 on its $2.0 million line of credit, which expires on April 30, 2006. See Note 5 and Note 9 to the Consolidated Financial Statements.

Net cash used in operating activities totaled $902,000 for the nine months ended September 30, 2005, due primarily to the third quarter net loss and an increase in accounts receivable.

Net cash used in investing activities totaled $1,829,000 for the nine months ended September 30, 2005, and was comprised primarily of the acquisition of MDI, computer hardware purchases, partially offset by the sale and leaseback of certain computer equipment, and the development of enhancements to the speech recognition platform and billing system.

Net cash provided by financing activities during the first nine months of 2005 consisted primarily of $1,639,000 in borrowings under the line of credit, of which $1,000,000 related to the acquisition of MDI, and the receipt of the $1,000,000 economic development loan to establish a training facility in Abilene, Texas and hire medical language specialists in Abilene.

Aside from cash available under the unused portion of its $2.0 million line of credit referred to above, the Company has potential cash resources of an undetermined amount of earn-out payments, if any, payable by Provider HealthNet Services, Inc. (“PHNS”), based on a fixed percentage of certain defined future revenue recognized by PHNS from the Co-Sourcing and CodeRemote businesses sold to PHNS by Transcend in October 2000. However, the Company is involved in a dispute with PHNS over fees payable to the Company. Binding arbitration related to this dispute is scheduled to commence on November 8, 2005.

The Company is a defendant in a lawsuit that is discussed in Note 7 to the Consolidated Financial Statements included with this report.

During the third quarter of 2005, the Company completed the sale and leaseback of certain computer and other equipment under a three year operating lease referred to in Note 6 to the Consolidated Financial Statements, and received $278,000.

The Company recently developed a forward-looking cash flow forecast based upon detailed assumptions regarding known and anticipated sources of cash inflows and outflows including the renewal of the Company’s line of credit on April 30, 2006 (the “Cash Forecast”). Based upon the Cash Forecast, absent a material adverse outcome from the lawsuit referred to above, the Company anticipates that cash on hand, together with internally generated funds, cash available under its line of credit and potential cash from the PHNS earn-out agreement, if any, should be sufficient for the next twelve months to (a) finance operations, (b) make capital investments in the ordinary course of business, and (c) pay indebtedness when due, assuming that there is no adverse change in the assumptions upon which the Cash Forecast is based. However, the Company would likely require additional financing of an undetermined type and amount from an undetermined source to fund future acquisitions if such opportunities became available. Accordingly, the Company is presently considering and evaluating additional sources of capital for working capital and acquisition purposes to help ensure that it can sustain and grow the business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of September 30, 2005.

Item 4. Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s principal executive officer and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report (September 30, 2005), have concluded that the Company’s disclosure controls and procedures were effective for this purpose.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in a dispute over fees payable to the Company by a third party under an earn-out provision of a prior year asset sale agreement that is scheduled for binding arbitration commencing on November 8, 2005 At this time, it is not possible to predict the outcome of the binding arbitration process.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2005, the Company issued 6,667 shares of unregistered common stock to a consulting firm valued at $9,891 using the Black-Scholes pricing model for future consulting services to be rendered to the Company. The issuance of these securities was made pursuant to a claim of exemption from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D promulgated thereunder. In connection with this transaction, no general solicitation or advertising was conducted, the shares were acquired by a sophisticated investor for investment purposes and not with a view to distribution and the shares bear appropriate restrictions on transferability.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Incorporation by Reference

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated October 13, 2000 with Provider HealthNet Services, Inc.	8-K	0-18217	2.7	October 30, 2000

2.2	Stock Purchase Agreement dated January 31, 2005 between Transcend Services, Inc. and Susan McGrogan, with respect to the purchase and sale of the capital stock of Medical Dictation, Inc.	10-K	0-18217	2.3	March 9, 2005

3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	10-K	0-18217	3 (a)	August 27, 1993

10.2	Option Agreement to Purchase Stock dated August 15, 2005 between Susan McGrogan and Transcend Services, Inc.

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

Incorporation by Reference

Exhibit
*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

October 26, 2005	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark D. Meersman
Mark D. Meersman,
Chief Financial Officer
(Principal Financial Officer)