Form 10-K
period 2005-12-31
TRANSCEND SERVICES INC
filed 2006-03-06
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-18217

TRANSCEND SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0378756
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

945 East Paces Ferry Road, N.E., Suite 1475, Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)

(404) 364-8001

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Note Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.05 par value

(Title of class)

Not Applicable

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $16,586,320 as of June 30, 2005.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 7,908,613 shares of Common Stock, $0.05 par value, as of February 28, 2006.

Documents incorporated by reference: Portions of the registrant’s proxy statement filed in connection with the 2005 Annual Meeting of Stockholders to be held on May 9, 2006, are incorporated by reference herein in response to Part III of this report.

PART I

ITEM 1. BUSINESS

Transcend Services, Inc. (“Transcend”, “we”, “our”, “us” or the “Company”) provides medical transcription services to the healthcare industry. Transcription services encompass receiving, typing or editing, formatting and distributing electronic copies of physician-dictated medical documents.

Our mission is to provide accurate documentation of the patient / medical provider encounter on-time, the first time, at a fair price. Our state-of-the-art Web-based voice, speech recognition, typing, editing and formatting tools and data distribution technology provide an efficient and secure editing and typing platform for our home-based medical language specialists, who document patient care by converting physicians’ voice recordings into electronic medical record documents. We have invested significant time and financial and intellectual capital in designing and managing a production environment that ensures the timely, accurate and secure creation and distribution of electronic medical documents, which form the foundation for the patient medical record. We believe this tested and proven infrastructure helps us differentiate ourselves from the vast majority of transcription companies.

We provide two primary transcription options for our customers. If the customer does not have its own transcription technology or no longer has the desire or resources to maintain and upgrade whatever technology it has, Transcend can provide a turnkey solution using our technology and services. If the customer has invested in their own transcription technology and wishes to keep its system in place, we can access the system and perform all transcription services using the customer’s system. This second alternative is the core offering of our Medical Dictation, Inc. (“MDI”) subsidiary, acquired on January 31, 2005.

Using our turnkey solution, we create text files from voice files without regard to how the dictation was captured. Voice recordings can be captured on either our proprietary systems or on other third-party systems. Starting in late 2004, some voice files are processed through the speech recognition tool that is integrated into our BeyondTXT platform, translated into text, and then edited. The remaining voice files are typed, i.e. transcribed, in our traditional manner. We plan to gradually increase the percentage of voice files processed through the BeyondTXT speech recognition engine with the objective of processing the majority of the voice files through speech recognition by the end of 2006.

Portions of the BeyondTXT technology were provided to us by a third party vendor under a one-year, non-exclusive license that is renewable for up to six successive one-year periods. The proprietary third party technology consists of a natural language understanding processor, a conversational speech recognition engine and editing tools, all of which work in concert with each other to continually learn and translate voice records into editable, structured clinical documentation with improving levels of accuracy over time. BeyondTXT effectively addresses the short supply of qualified medical language specialists in the marketplace by enhancing the productivity of our employees, which we expect to positively impact our financial performance.

Our proven production technology helps us to ensure the timely, accurate and secure creation and distribution of electronic medical documents. Based upon comprehensive, written annual surveys from our customers, we believe that our services can be differentiated from that of our competitors by fast, predictable turnaround times; by quality and accuracy; by distribution methodology and flexibility; and perhaps most importantly, by the breadth and depth of our service offerings. We can create customized transcription services that fit a broad spectrum of customer needs, from the large in-house department that needs a new data center, to the department that desires a complete outsourcing solution, to project-based overflow work.

The market for our medical transcription services is sizable. According to a report on the transcription services industry prepared by the Medical Transcription Industry Alliance in January 2002, the total annual market potential for outsourced medical transcription services is estimated to be approximately $6 billion. While competition is significant with over 1,000 transcription services companies nationally, we believe that we are one of only a handful of companies that operates on a single, Internet-based technology.

Our customers include hospitals, hospital systems, multi-specialty clinics and physician group practices in the United States.

Government regulation, managed care and labor resource constraints are shaping new opportunities for us and other healthcare service providers. Breakthroughs in telecommunications technologies and the acceptance of the Internet are enabling home-based professionals to provide more and more services to meet the needs of healthcare. New applications, such as speech recognition, are also emerging, allowing for increased productivity, capacity and quality. In addition, legal requirements have increased the importance of the security and confidentiality of patient medical records at all levels of the healthcare industry. Demand for documentation of clinician decisions has increased, raising demand for the types of transcription services offered by us. Further, the security and confidentiality requirements of the Health Insurance Portability and Accountability Act (“HIPAA”) have provided us with an opportunity to differentiate Transcend from those unable to invest in the time and technologies necessary to ensure HIPAA compliance. As a result of these factors and trends, specialized healthcare service companies like Transcend are leveraging technology to increase their value to healthcare providers.

INDUSTRY OVERVIEW

The healthcare industry continues to undergo rapid change. Government regulation and managed care have increased the focus on quality of care, quality of data, billing compliance and patient privacy. Healthcare providers continue to come under increased scrutiny from regulators and third-party payers. Reimbursement pressures from managed-care growth have fueled industry consolidation and the formation of various types of healthcare provider groups, from integrated delivery networks to managed service organizations. Documentation requirements have significantly increased, resulting in an increase in the need for dictation and transcription of medical encounters. As a result of breakthroughs in technology, telecommunications, the acceptance of the Internet, and new applications (such as speech recognition tools), healthcare providers are relying on new technologies and outsourcing to help them stay competitive. The ability to process transcription services off-site allows for faster turnaround times, increased availability of scarce skilled professionals, improved quality and lower costs.

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

In 1999, our Board of Directors approved management’s plan to restructure our business to focus on medical transcription using our Internet-based transcription technology. In 1999, we sold certain transcription operations and certain transcription contracts that operated using technologies other than our Internet-based transcription technology. In 2000, we sold our CodeRemote business, which provided remote coding services, and our Co-Sourcing business, which provided on-site management of hospital medical records operations, to Provider HealthNet Services, Inc.

In May 2002, we sold certain assets and the operations of our wholly owned subsidiary Cascade Health Information Software, Inc. (“Cascade”) to QuadraMed Corporation (“QuadraMed”) for $911,000 in cash and the assumption of certain liabilities by QuadraMed, which resulted in a gain on the sale of assets of $954,000. The strategic sale refocused us on our core recurring revenue transcription services business. As a result of the sale of Cascade, we now operate in one, and only one, reportable business segment as a provider of medical transcription services to the healthcare industry.

In December 2004, we introduced our BeyondTXT platform, a key component of which is a speech recognition engine which is provided to us by a third party vendor under a one-year, non-exclusive license that is renewable for up to six successive one-year periods. We plan to increase gradually the percentage of voice files processed through BeyondTXT speech recognition with the objective of processing the majority of the voice files through speech recognition by the end of 2006.

On January 31, 2005, the Company acquired Medical Dictation, Inc., (“MDI”), a Florida-based medical transcription services company. The Company paid $4.8 million in cash, stock and notes for all of the stock of MDI. MDI had 2005 revenue of $9.0 million for the eleven months since the acquisition.

Effective December 30, 2005, the Company purchased certain assets of the transcription business unit of PracticeXpert. Under the terms of the agreement, Transcend paid $40,000 at closing as an advance against future earn-outs, and may pay up to $460,000 more over three years on an earn-out basis.

BUSINESS STRATEGY

Transcend’s sole focus is providing medical transcription services to the healthcare industry. Our strategy is to succeed in the marketplace by: (1) increasing our penetration in the market; (2) maintaining and enhancing customer satisfaction; (3) sustaining technological leadership; (4) attracting and retaining talented medical language specialists (transcriptionists and editors); (5) managing internal growth effectively; and (6) helping the market to understand how our offerings are different and superior.

Increase Market Penetration

We believe that our tested and proven infrastructure will allow us to serve substantially more customers without a significant increase in fixed costs. While continuing to focus on day-to-day customer satisfaction, we intend to add new accounts to our existing customer base to efficiently utilize the capacity of the Company’s infrastructure and established customer-oriented support organization.

We have a small but experienced sales team focused on the initial sale of medical transcription services to new accounts as well as additional sales to existing customers. Our established operations management organization will act as one of several lead generation sources for the Company’s sales team.

Maintain and Enhance Customer Satisfaction

We believe that satisfied customers, who provide sales leads and references, are a significant source of new business. Accordingly, we have an ongoing program to monitor and improve customer satisfaction. This program includes continuous monitoring of transcription production statistics relative to contracted standards, periodic transcription customer surveys and a dedicated regional operations support organization that maintains regular, often daily, contact with our customers.

We have an ongoing quality program in place that is focused on improving several processes with the goal of improving our level of service. This effort will continue with the implementation of recommended solutions stemming from customer and employee surveys and activities of several quality teams.

Sustain Technological Leadership

We intend to utilize the most effective technologies available to improve the medical transcription process because we believe that the application of advanced technologies will reshape the way patient information is managed across the healthcare delivery system in the future, as well as provide margin expansion through improved business efficiencies. We have converted all of our turnkey transcription operations to an Internet-based platform (BeyondTXT), which provides significant advantages in recruiting, workflow management and production control. We will continue to invest in improving our infrastructure to yield faster turnaround times, better workflow management and increased productivity by evaluating and implementing new technologies, such as speech recognition and natural language processing. We have also made a concerted effort to ensure that our data, and that of our clients, remain confidential and secure.

Attract and Retain Professional Staff

One of our critical success factors is the recruitment and retention of the industry’s best knowledge workers (medical language specialists, application developers and service professionals). We believe that there will be a shortage of qualified traditional medical language specialists in the future. The solution to this shortage will be to attract and retain workers by offering competitive pay and benefits, stable and responsive management, a predictable abundance of work, career development opportunities and the opportunity to work from home. We believe the shortage will be mitigated by the switch to speech recognition, since the ability to edit documents (as opposed to typing them) may open the labor market to a new pool of professionals. Our knowledge workers were all U.S.-based in 2005. We now have a small pilot program in place with an offshore partner. We will evaluate this pilot during the first quarter of 2006 to determine whether or not to expand our offshore capacity. If we do so, it will represent only a small portion of our total volume during 2006.

Manage Internal Growth Effectively

We intend to grow internally through a sales force focused on both new accounts and our existing customer base. This will involve adding sales and account management resources as necessary to concentrate on revenue growth. In addition, we will selectively consider acquisitions of medical transcription companies. We believe that we have the management team in place to manage this growth.

Increase Target Market’s Understanding of Transcend Differentiators

We have designed a proven production technology that helps to ensure the timely, accurate and secure creation and distribution of electronic medical documents. Based upon comprehensive, written annual surveys from our customers, we believe that our services can be differentiated from those of competitors by a number of factors. These factors include: fast, predictable turnaround times; consistently high accuracy and document quality; flexible distribution methodology that delivers documents securely to a variety of end-user sources including hospital information systems, faxes, printers and Web-based consoles; and a breadth and depth of offerings which we believe few in the industry can match. We can create customized transcription services that fit customer’s needs, from the large in-house department that needs a new data center, to the department that desires a complete outsourcing solution, to project-based overflow work. Our offerings utilize a range of technologies, including our BeyondTXT speech recognition tool, an advanced typing platform, a secure and reliable data center and advanced integration and distribution technologies.

SERVICES

We provide two primary transcription options for our customers. If the customer does not have its own transcription technology or no longer has the desire or resources to maintain and upgrade whatever technology it has, Transcend can provide a turnkey solution using our technology and services. If the customer has invested in its own transcription technology and wishes to keep its system in place, we can access the system and perform all transcription services using the customer’s system. This second alternative is the core offering of our Medical Dictation, Inc. (“MDI”) subsidiary, acquired on January 31, 2005.

Using the turnkey approach, powered by our Web-enabled voice and data distribution technology, Transcend’s home-based medical language specialists convert physicians’ voice recordings into electronic medical record documents. Physicians may dictate from several dictation products on the market (including handheld devices) or any phone (including hospital-or clinic-based transcription stations, an office-or home-based land line, or even a cell phone). The information is securely captured in a digital format in our central voice hub in Atlanta, Georgia. The digital voice files are then compressed, encrypted and stored. Our home-based medical language specialists securely access these files over the Internet, play back the voice recordings using headsets and foot pedals, and either transcribe the recorded voice or edit the document created by our BeyondTXT speech recognition tool to create electronic documents. The completed electronic documents are then returned to the Atlanta hub over the Internet. The documents may then be accessed by remote quality assurance personnel, if necessary, and delivered electronically to the healthcare provider. Typically, documents are produced and delivered within 24 hours of the physicians’ dictation. Documents requiring faster turnaround times, many as quickly as four hours for STAT requests, are priced at a premium. The Company’s transcription operations run around the clock, every day of the year.

Our transcription services can become the complete, outsourced transcription solution for a customer. As an alternative, customers may choose to use their own in-house transcriptionists and outsource only some percentage of their transcription needs to us (via either overflow support or by allowing their staff to use our platform with our transcriptionists). Through our Web-based network share offering, a client’s medical transcriptionists have access to the same platform that we use in our business every day, so they get all the benefits of a sophisticated system especially designed to support transcription activities, but without the concerns of purchasing, updating and supporting the technology. Because our business depends on tight security and around-the-clock availability, we believe that we have implemented the finest Virtual Private Network and encryption technology, system redundancy and fault tolerance in the industry. But even though we provide and house the technology in our data center, the customer’s data remain with the customer and is always under its control, securely partitioned from other organizations’ documents.

CUSTOMERS

We currently deliver dictation and transcription services to over 130 hospitals and clinics with recurring revenue generally under long-term contracts or other arrangements. The average level of annual revenue generated by a transcription customer is approximately $200,000, but we had several customers that each contributed annual revenue exceeding $1 million in 2005.

Revenue attributable to one contract with Providence Health System-Washington for three hospitals totaled $2,924,000, $2,292,000 and $1,572,000 or 11.2%, 15.1% and 10.7% of total revenue for 2005, 2004 and 2003, respectively. In addition, in 2005 the Company had revenue under separate agreements with approximately 40 customers who are members of Health Management Associates, Inc., a single healthcare enterprise. Revenue attributable to members of this Health Management Associates, Inc. comprised $5,813,000 or 22.2% of the Company’s total revenue for 2005.

SALES AND MARKETING

Our sales team consists of three employees managed by the Executive Vice President of Operations. Historically, our sales leads were generated from personal contacts with senior hospital executives and from client referrals. Current initiatives recognize the importance of “same store” sales and referrals; therefore the sales team also has operational responsibilities. We believe, this customer- focused, operationally-oriented approach adds credibility to our offering. We have nine additional people with some sales and account development responsibilities, including six regional operations managers and three members of the senior management team.

Tactics we will use to build visibility and attract leads include targeted public relations, advertising in industry trade publications, direct mailings, attending key industry meetings, exploiting our presence on the Internet, building upon existing software, hardware and service vendor relationships to generate leads and/or introductions to prospects for transcription services, and utilizing customer testimonials to generate new sales leads.

COMPETITION

We experience competition from many local, regional and national businesses. The medical transcription services market, which is estimated at over $6 billion in annual expenditures, is highly fragmented with more than 1,000 companies, ranging from sole practitioners to large public companies, in the United States alone. In addition, the medical transcription industry in the United States experiences overseas competition, primarily from India. With the increasing scrutiny of the security of medical records, overseas transcription raises certain concerns, but those concerns are being addressed successfully by overseas firms. Offshore quality and turnaround time, which in the past has been problematic, has improved as low quality firms have been weeded out and the market has matured. There is a schism in the market: some customers feel very strongly that their work should not go offshore; others embrace the idea if price and quality are acceptable.

Medical transcription is either done in-house by hospital or clinic personnel or outsourced to local, regional, national or offshore vendors. Hospitals and clinics may choose to outsource for many reasons: (1) the shortage of qualified medical transcriptionists; (2) the unique and burdensome management challenges of managing a 24/7 operation that must deliver critical patient care information quickly; and/or (3) the high cost of equipping in-house personnel with the hardware, software and support necessary for their jobs. Successful transcription companies make use of technological advances in Internet access, speech recognition, security, software and hardware that allow remotely located, highly trained personnel to function as well as (or even better than) in-house employees. We believe that the principal historical competitive factors of price and quality (turnaround time and accuracy) are expanding to include other factors such as speech recognition capability, electronic security, hardware redundancy (to protect against data loss) and data integration. In addition, we believe that the ability to recruit, train and, most importantly, manage personnel nationally and internationally, coupled with the use of Internet communications, will lead to further outsourcing, and that only those companies prepared to compete using resources outside the local market will prosper.

We believe that our top eight domestic competitors are MedQuist, Spheris, Heartland, CBay Systems, Transolutions, Webmedx, TSI and Cymed. Over the past several years, the medical transcription industry has been undergoing consolidation by Spheris and others. Competition for transcription software, which is used by in-house transcription personnel, comes largely from SoftMed Systems, Dictaphone Corporation, Vianeta Communications, Arrendale Associates and other application service providers. In the area of speech recognition, Transcend saw eScription as its main competitor prior to the acquisition of MDI. However, eScription is now an important partner and MDI is actively pursuing additional eScription business.

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

HIPAA contains provisions regarding standardization, privacy, security and administrative simplification in the healthcare industry. As a result of regulations that have been proposed and enacted under HIPAA, we have made and will continue to make investments to support customer operations in areas such as:

•	Electronic transactions involving healthcare information;

•	Privacy of individually identifiable health information; and

•	Security of healthcare information and electronic signatures.

The regulations governing the electronic exchange of information established a standard format for the most common healthcare transactions, including claims, remittance, eligibility and claims status. The regulations also establish national privacy standards for the protection of individually identifiable health information. A substantial part of our activities involves the receipt or delivery of confidential health information concerning patients of our customers in connection with the provision of transcription services to participants in the healthcare industry. We intend to ensure our compliance with the regulations to the extent they are applicable to us. The regulations may restrict the manner in which we transmit and use certain information.

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

We have designated the President of MDI as our HIPAA compliance officer and have implemented physical, technical and administrative safeguards related to the access, use and/or disclosure of individually identifiable health information to help ensure the privacy and security of this information as required by HIPAA. We have made and continue to make investments in systems to support customer operations that are regulated by HIPAA.

EMPLOYEES

As of December 31, 2005, we had 597 full-time and 319 part-time employees. These include 508 full-time and 299 part-time medical language specialists. We are not currently a party to any collective bargaining agreement, nor are our employees. We have not experienced any strikes or work stoppages, and believe that our relations with our employees are good.

ITEM 1A. RISK FACTORS

Our business, financial condition and operating results can be affected by a number of factors, including those listed below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could also materially and adversely affect our business, financial condition or the price of our common stock.

We have a history of operating losses and an investment in our common stock is extremely speculative and involves a high degree of risk.

We reported net income attributable to common stockholders of $277,000 and $840,000 in 2004 and 2003, respectively. We reported a net loss attributable to common stockholders of $1,192,000 for the year ended December 31, 2005. We reported an accumulated deficit of $25,897,000 as of December 31, 2005. As a result, there can be no assurance that we will be able to achieve and maintain profitability during 2006 and beyond. Accordingly, an investment in our common stock is extremely speculative in nature and involves a high degree of risk.

Our ability to sustain and grow profitable operations is dependent upon our ability to maintain our financing arrangements.

On December 30, 2005, we entered into a four year, $5.6 million credit facility with Healthcare Finance Group. The new facility includes a $3.6 million revolving accounts receivable-based line of credit and up to $2.0 million of term loans to fund acquisitions. The credit facility requires that the Company maintain certain financial and other covenants. If we are unable to maintain the covenants we may lose the credit facility and not only not be able to make acquisitions that could be helpful to our business, but we also would not have enough resources to repay the current debt. In addition, our credit facility restricts our ability to complete large acquisitions without Healthcare Finance Group’s consent.

Our ability to sustain and grow profitable operations is dependent upon our ability to provide additional transcription services to existing and new customers at reasonable prices.

The market for transcription services is extremely cost competitive. Our future growth is dependent on our ability to attract new customers and our ability to sell additional transcription services to our existing customers. We cannot predict whether or not we will continue to provide transcription services to our existing customers at their current levels, if at all. If we are unable to attract new customers or sell additional services to our existing customers, our revenue will likely decline.

We may not be able to recruit and hire a sufficient number of new or replacement medical language specialists to sustain or grow our current level of revenue.

We cannot provide transcription services to our customers within contracted delivery standards without an adequate number of qualified medical language specialists (“MLS’s”). MLS’s are in short supply. We rely upon in-house recruiters to hire a sufficient number of qualified MLS’s to meet our current and projected needs. We attempt to attract and retain MLS’s by offering competitive pay and benefits and the opportunity to work from home utilizing our state-of-the-art, Internet-based system. We are transitioning a large portion of our business from typing to editing, which we believe will allow us to attract a new supply of MLS’s. We also have the option of sourcing labor offshore. Nonetheless, there can be no assurance that we will be able to hire and retain a sufficient number of MLS’s to meet our needs. Failure to do so could have a material adverse effect on our ability to undertake additional business or to complete projects in a timely manner, which could adversely affect our operating results and financial condition.

Our inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect on our business, operating results and financial condition.

We are heavily dependent upon our ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled technical, implementation and production management personnel who assist in the development, implementation and production management of the medical transcription service that we provide to our customers. The market for such individuals is intensely competitive. Due to the critical role of our system development, implementation and production management personnel, the inability to recruit successfully or the loss of a significant number of these personnel would have a material adverse effect on us. Our industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that we will be able to retain our current personnel, or that we will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could have a material adverse effect upon our business, operating results and financial condition.

The loss of our key personnel could have a material adverse effect on our business.

Our future success depends in part on the performance of our executive officers and key employees. We do not have employment agreements with any of our executive officers. The loss of the services of any of our executive officers or other key employees could have a material adverse effect on our business, operating results and financial condition.

Our success will depend on our ability to adapt to rapid technological change.

Our ability to remain competitive in the medical transcription industry is based on our ability to utilize state-of-the-art technology in the services that we provide to our customers. Accordingly, we have a substantial ongoing commitment to research and development. In this regard, we are currently investing in voice recognition and natural language processing technologies to yield faster turnaround times, better workflow management and increased productivity, all of which are essential for us to remain competitive. If we are unable to identify and implement technological changes in a timely manner, we may lose a portion of our market share, which would adversely affect our results of operations.

Reliance on key third party software.

Portions of our BeyondTXT speech recognition technology were provided to us by a third party under a one-year, non-exclusive license that is renewable for up to six successive one-year periods. Our inability to maintain the relationship with this third party or find a suitable replacement for the technology would adversely affect our results of operations.

Lack of a disaster recovery site.

In the case of a natural disaster or other disaster involving our main computer center in Atlanta, Georgia we would have no ability to transfer the processing of data to another site. Our inability to continue to transcribe for customers would adversely affect our results of operations.

We operate in a highly competitive market and can make no assurance that we will be able to compete successfully against our current or future competitors.

The market for medical transcription services is intensely competitive. We experience competition from many local, regional and national businesses. The medical transcription services market is highly fragmented with more than 1,000 companies competing in the United States alone. Our largest domestic competitors are MedQuist, Inc., Spheris, Heartland, CBay Systems, Transolutions, Webmedx, TSI and Cymed. In addition, the medical transcription industry in the United States has experienced price competition from overseas competitors located primarily in India and the Philippines. While we attempt to compete on the basis of fast, predictable turnaround times and consistently high accuracy and document quality, all offered at a reasonable price, there can be no assurance that we be able to compete effectively, if at all, against our low-priced competitors. These competitive forces could result in loss of market share, lower margins and/or increased technology investments. As a result, our business, operating results and financial condition could be materially and adversely affected.

We are party to litigation that could have a significant adverse effect on our results of operations and financial condition.

Our Lady of the Lakes Hospital, Inc., a former customer of our former medical records contract management business, filed a lawsuit against us in 2001 alleging, among other things, that we breached certain contracts between us, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. The former customer is seeking an unspecified amount of monetary damages from us. We denied the allegations and filed a counterclaim against the former customer seeking unpaid fees and interest thereon. While we believe that we have meritorious defenses against the allegations, an adverse judgment in the lawsuit against us could have a significant adverse effect on our results of operations and financial condition.

Our directors and executive officers own a significant amount of our common stock and will be able to exercise significant influence on matters requiring shareholder approval.

Our directors and executive officers collectively own approximately 28% of our outstanding common stock. Consequently, together they continue to be able to exert significant influence over the election of our directors, the outcome of most corporate actions requiring shareholder approval and our business, which may have the effect of delaying or precluding a third party from acquiring control of us. These transactions may include those that other shareholders deem to be in their best interest and in which these other shareholders might otherwise receive a premium for their shares over current market prices.

The market price for our common stock is extremely volatile which could cause you to lose a significant portion of your investment.

The market price of our common stock could be subject to significant fluctuations in response to certain factors, such as variations in our anticipated or actual results of operations, the operating results of other companies in the medical transcription industry, changes in conditions affecting the economy generally, general trends in the healthcare industry, sales of common stock by our insiders, as well as other factors unrelated to our operating results. Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares.

ITEM 2. PROPERTIES.

The Company leases the space for its principal office in Atlanta, Georgia under a lease that expires in October 2007. The Company leases space in Brooksville, FL for its wholly owned subsidiary Medical Dictation, Inc. under a lease that expires in November 2008. The Company leases space in Abilene, TX for a regional office that expires in May 2008. The Company also leases space in Beaverton, Oregon, which was utilized by Cascade, until select assets and the operations of Cascade were sold in May 2002. The Company sublet the Beaverton, Oregon space through April 30, 2005, at which time the Company reassumed responsibility for the lease through February 2007. See Note 5 to Consolidated Financial Statements for a summary of the Company’s lease commitments.

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

The Company is involved in a dispute over fees payable to the Company by a third party under an earn-out provision of a prior year asset sale agreement. The dispute is being submitted to binding arbitration. The commencement date for the arbitration hearing has not been determined. At this time, it is not possible to predict the outcome of the binding arbitration process.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the Nasdaq SmallCap Market under the symbol “TRCR”. As of February 21, 2006 there were approximately 300 holders of record of the Company’s Common Stock. The table below sets forth for the periods indicated the high and low bid prices per share of the Company’s Common Stock as reported on the Nasdaq SmallCap Market for the periods indicated. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Share of Common Stock
	High	Low
Year Ended December 31, 2005
First Quarter Ended March 31, 2005	$3.25	$2.75
Second Quarter Ended June 30, 2005	$3.25	$2.17
Third Quarter Ended September 30, 2005	$3.18	$2.19
Fourth Quarter Ended December 31, 2005	$2.45	$1.87

Year Ended December 31, 2004
First Quarter Ended March 31, 2004	$5.25	$3.68
Second Quarter Ended June 30, 2004	$4.55	$2.88
Third Quarter Ended September 30, 2004	$3.33	$2.70
Fourth Quarter Ended December 31, 2004	$3.15	$2.50

On December 30, 2005, Transcend Services, Inc. entered into a four year $5.6 million credit facility with Healthcare Finance Group. The credit facility with Healthcare Finance Group includes a Stock Purchase Warrant to purchase 100,000 shares of Transcend Services, Inc. $.05 par value common stock at a price of $2.25 per share. The election to purchase the stock is available between December 30, 2005 and the later of December 29, 2009 or 90 days following the date that the loans are paid in full. Neither this warrant, nor the shares of common stock for which it is exercisable, have been registered under the securities act of 1933 and no transfer or assignment of this warrant or the shares issuable upon its exercise may be made in the absence of an effective registration statement under such act or the availability of an exemption in fact from the registration provisions of such act in respect of such transfer or assignment. The issuance of these securities was made pursuant to a claim of exemption from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D promulgated thereafter.

The Company’s policy is to retain earnings for the expansion and development of the Company’s business. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

See Note 9 of Notes to Consolidated Financial Statements for information with respect to the Company’s equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the periods indicated, derived from the Company’s consolidated financial statements. The report of Miller Ray Houser & Stewart, independent public accountants, with respect to such consolidated financial statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 is included in Item 8. This selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included and incorporated by reference in this Form 10-K.

Selected Financial Data	2001	2002	2003	2004	2005
(in thousands, except per share data)
Results of Operations: (1)

Revenue	$11,817	$12,225	$14,663	$15,197	$25,817
Income (loss) from operations	$(214)	$42	$1,030	$299	$(817)
Income (loss) before discontinued operations	$(139)	$999	$1,020	$277	$(1,192)
Income (loss) before discontinued operations per common share	$(0.14)	$0.11	$0.14	$0.04	$(0.16)
Diluted weighted average shares of common stock	4,404	4,547	6,117	7,631	7,592

Financial Position at Year End:
Total assets	$3,128	$3,215	$3,346	$3,471	$10,260
Total debt	$0	$0	$200	$0	$5,062
Stockholders’ equity	$2,009	$2,421	$2,440	$2,729	$2,616

(1)	Certain prior year results related to the operations of Cascade have been reclassified to loss from discontinued operations for comparative purposes.

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

OVERVIEW

Transcend provides medical transcription services to the healthcare industry. Powered by our Web-based voice and data distribution technology, our home-based medical language specialists document patient care by converting physicians’ voice recordings into electronic medical record documents.

On January 31, 2005 we completed the acquisition of Medical Dictation, Inc. (“MDI”). On April 6, 2005, we fulfilled the prerequisites for receiving the proceeds under a Promissory Note dated March 1, 2005 payable to the Development Corporation of Abilene, Inc. (“DCOA”) in the principal amount of $1,000,000. On December 30, 2005, we entered into a four year $5.6 million credit facility with Healthcare Finance Group. These transactions have had a material effect on the Company’s financial statements for the year ended December 31, 2005 and are expected to have a material effect on future periods.

Critical Accounting Estimates which are Material to Registrant

A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters; and (2) there would be a material effect on the financial statements from either using a different, also reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate. Our critical accounting estimates are as follows:

Goodwill and Intangible Assets. As of December 31, 2005, we reported goodwill and intangible assets at carrying amounts of $3.7 million and $474,000, respectively. The total of $4.2 million represents approximately 41% of total assets as of December 31, 2005. Our intangible assets are amortized over their estimated useful lives. The Goodwill and intangible assets are associated with two acquisitions during 2005. The Company had no goodwill or intangibles as of December 31, 2004.

We will review goodwill and intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we will calculate the fair value of the reporting units to which the goodwill and intangibles relate based on the present value of estimated future cash flows. The approach utilized will be dependent on a number of factors including estimate of future revenues and costs, appropriate discount rates and other variables. We will base our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue increased $10.6 million, or 70%, to $25.8 million in 2005, compared to revenue of $15.2 million in 2004. The increase in revenue is primarily attributable to the acquisition of MDI on January 31, 2005. MDI contributed revenue of $9.0 million for the year ended December 31, 2005. Excluding MDI, revenue increased $1.6 million, or 11%, during 2005. The net increase in revenue excluding MDI is primarily attributable to: (1) transcription revenue of $986,000 from new transcription customers; (2) a decrease of $74,000 in transcription revenue from customers that terminated contracts since December 31, 2004; (3) an increase in transcription revenue of $441,000 from existing customers; and (4) and increase of $29,000 in other revenue.

Direct costs increased $10.5 million, or 96%, to $21.4 million in 2005, compared to $10.9 million in 2004. The increase in direct costs is due primarily to the acquisition of MDI. MDI accounted for $7.4 million in direct costs during 2005. Direct costs include costs attributable to compensation for transcriptionists, recruiting of transcriptionists, production management, customer service, technical support for production operations, implementation of transcription services and depreciation and amortization related to production operations. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. All direct costs referred to above other than compensation for transcriptionists are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. Compensation for transcriptionists increased $8.9 million due to the overall increase in revenue of $10.6 million referred to above, most of which related to the acquisition of MDI. The remaining net increase in direct costs of $1.7 million was attributable to a net increase in production infrastructure costs to support a higher level of revenue that was not achieved and to train and transition transcriptionists to become speech recognition editors. The production infrastructure costs increased primarily due to additional recruiting and training costs, higher implementation expenses and higher compensation costs related to a reorganization that we anticipate will ultimately help us provide a higher level of customer service more efficiently.

Gross profit increased $158,000, or 4%, to $4.4 million in 2005, compared to $4.3 million in 2004. Gross profit as a percentage of revenue decreased to 17.2% in 2005 compared to 28.2% in 2004. This decrease of 11 percentage points is primarily due to the increase in production infrastructure costs discussed above in anticipation of a projected revenue level that was not achieved in 2005 offset by the increase in gross profit due to the acquisition of MDI.

Sales and marketing expenses decreased $184,000, or 17%, to $893,000 in 2005, compared to $1.1 million in 2004. Sales and marketing expenses as a percentage of revenue in 2005 were 3% compared to 7% in 2004. The decrease in sales and marketing expense is primarily due to a reduction of the sales force during 2005. Much of the responsibility for sales has been shifted to operations management, the cost of which is reflected in direct costs.

Research and development expenses increased $60,000, or 17%, to $411,000 in 2005, compared to $351,000 in 2004. Research and development expenses as a percentage of revenue remained constant at 2% for both 2005 and 2004. The absolute dollar increase in research and development expenses as a percentage of revenue is primarily attributable to the addition of staff in order to integrate speech recognition technology into the Company’s platform. The Company believes that the current size of its research and development staff is sufficient to accomplish its planned research and development activities for the foreseeable future.

The Company capitalized internal software development costs of $200,000 and $199,000 for the years ended December 31, 2005 and 2004, respectively. Amortization expense for the years ended December 31, 2005 and 2004 was $52,000 and $6,000, respectively.

General and administrative expenses increased $1.4 million, or 55%, to $3.9 million in 2005, compared to $2.6 million in 2004. General and administrative expenses as a percentage of revenue were 15% in 2005 compared to 17% in 2004. This net dollar increase was primarily due to the addition of MDI, additional compensation, the cost of the Company’s performance improvement program introduced in December 2004, and increased group medical insurance and rent expense.

The Company reported expense of $372,000 in net other income (expense) in 2005, primarily due to $208,000 of interest on the note for the purchase of MDI and the borrowings on the line of credit and $100,000 in fees related to the closing of the new line of credit and acquisition loan. In 2004, the Company reported net other income (expense) of $21,000 primarily due to $5,000 of interest on sales tax returns, amortization expense of $8,000 for line of credit facility fees and interest of $1,000 on the promissory note payable related to the 2003 preferred stock redemption that was paid in full on April 1, 2004

The Company reported an income tax provision of $3,000 in 2005 and $1,000 in 2004 due to the expiration of certain state net operating loss carryforwards in 2004. The Company has net operating loss carryforwards of approximately $20 million as of December 31, 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue increased $534,000, or 4%, to $15.2 million in 2004, compared to revenue of $14.7 million in 2003. The net increase in revenue is primarily attributable to: (1) transcription revenue of $1,298,000 from new transcription customers; (2) a net decrease of $1,999,000 in transcription revenue from customers that terminated or announced their intention to terminate contracts since 2003; (3) a net increase in transcription revenue of $1,277,000 from existing customers; and (4) a decrease of $42,000 in other revenue.

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

The Company reported an income tax provision of $1,000 in 2004 due to the expiration of certain state net operating loss carryforwards in 2004 and no income tax provision in 2003. The Company has net operating loss carryforwards of approximately $19 million as of December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating lease obligations discussed below, the Company does not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations as of December 31, 2005:

	Payments due by period
Contractual Obligation	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
in (000’s)
Long-term debt obligations	5,829	767	2,333	1,879	850
Capital lease obligations
Operating lease obligations	1,968	887	1,055	26
Purchase obligations
Other long-term liabilities

Total	$7,797	$1,654	$3,388	$1,905	$850

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current financial condition has been significantly influenced by four factors: (1) the acquisition of MDI; (2) receipt of $1,000,000 related to the interest-free economic development loan to establish a training facility and hire medical language specialists in Abilene, Texas; (3) unprofitable and cash flow negative operations during 2005; and (4) a new credit facility described below.

On December 30, 2005, the Company entered into a four year $5.6 million credit facility with Healthcare Finance Group. This new facility replaced the previous $2.0 credit facility with Bank of America, N.A. The new facility matures on December 30, 2009 and includes a $3.6 million revolving accounts receivable-based line of credit and up to $2.0 million of term loans to fund acquisitions. See Note 4 to the Notes to Financial Statements. As of December 31, 2005, the Company had $5.8 million of debt ($767,000 of which matured and was repaid on January 31, 2006). As of December 31, 2005, the Company had cash and cash equivalents of $762,000, working capital of $1.5 million, $324,000 available under the $3.6 million line of credit (this includes $1.0 million reserved for a note payable due January 31, 2006) and $2.0 million available for acquisitions.

Net cash used in operating activities totaled $875,000 in 2005, due primarily to the net loss from operations of ($817,000) partially offset by non-cash depreciation and amortization expenses.

Net cash used in investing activities totaled $2.1 million in 2005, and was comprised primarily of $1.3 million related to the acquisition of MDI on January 31, 2005 and net capital expenditures of $635,000.

Net cash used in financing activities during the 2005 totaled $3.3 million and consisted of $1.9 million of borrowings on the line of credit, $380,000 of proceeds from the issuance of stock (primarily related to the purchase of MDI) and $1,000,000 from the issuance of promissory notes.

Aside from cash available under its line of credit referred to above, during 2006 the Company has potential cash resources of an undetermined amount of earn-out payments, if any, payable by Provider HealthNet Services, Inc. (“PHNS”) based on a fixed percentage of certain defined future revenue recognized by PHNS from the Co-Sourcing and CodeRemote businesses sold to PHNS by Transcend in October 2000. However, the Company is involved in a dispute with PHNS over fees payable to the Company.

In addition, the Company is a defendant in a lawsuit. See Note 5 of the Notes to the Consolidated Financial Statements included with this report and “Legal Proceedings”.

Absent a material adverse outcome from the lawsuit, the Company anticipates that cash on hand, together with internally generated funds, cash available under its credit facility and potential cash from the PHNS earn-out agreement, if any, should be sufficient to finance operations and make capital investments in the normal and ordinary course of its business during 2006 and for the foreseeable future.

IMPACT OF INFLATION

Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part on the Company’s ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company had no material exposure to market risk from derivatives or other financial instruments as of December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Transcend Services, Inc.:

We have audited the accompanying consolidated balance sheets of Transcend Services, Inc. (a Delaware corporation) and subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiary as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller Ray Houser & Stewart LLP

Atlanta, Georgia

February 1, 2006

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$762,000	$458,000
Accounts receivable, net of allowances for doubtful accounts of $23,000 and $18,000 at December 31, 2005 and 2004, respectively	3,174,000	1,153,000
Prepaid expenses and other current assets	142,000	170,000

Total current assets	4,078,000	1,781,000

Property and equipment:
Computer equipment	3,215,000	2,423,000
Software	2,721,000	2,503,000
Furniture and fixtures	285,000	214,000

Total property and equipment	6,221,000	5,140,000
Accumulated depreciation and amortization	(4,555,000)	(3,477,000)

Property and equipment, net	1,666,000	1,663,000

Intangible assets:
Goodwill	3,694,000	—
Other intangible assets	575,000	—
Accumulated amortization	(101,000)	—

Intangible assets, net	4,168,000	—

Other assets	348,000	27,000

Total assets	$10,260,000	$3,471,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Promissory notes payable	767,000	$—
Accounts payable	243,000	79,000
Accrued compensation and benefits	787,000	417,000
Other accrued liabilities	749,000	246,000

Total current liabilities	2,546,000	742,000

Line of credit borrowings - long-term	1,879,000	—
Promissory notes payable - long-term	3,183,000	—
Other liabilities - long-term	36,000	—

Commitments and contingencies (Note 4)	—	—

Stockholders’ equity:
Preferred Stock, $.01 par value; 2,000,000 shares authorized and no shares outstanding at December 31, 2005 and December 31, 2004	—	—
Common Stock, $.05 par value; 15,000,000 shares authorized at December 31, 2005 and 2004; 7,876,000 and 7,332,000 shares issued and outstanding at December 31, 2005 and 2004, respectively	394,000	367,000
Additional paid-in capital	28,119,000	27,067,000
Accumulated deficit	(25,897,000)	(24,705,000)

Total stockholders’ equity	2,616,000	2,729,000

Total liabilities and stockholders’ equity	$10,260,000	$3,471,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
Revenue	$25,817,000	$15,197,000	$14,663,000
Direct costs	21,381,000	10,919,000	10,044,000

Gross profit	4,436,000	4,278,000	4,619,000

Operating expenses:
Marketing and sales	893,000	1,077,000	854,000
Research and development	411,000	351,000	443,000
General and administrative	3,949,000	2,551,000	2,292,000

Total operating expenses	5,253,000	3,979,000	3,589,000

Operating (loss) income	(817,000)	299,000	1,030,000

Gains on sales of assets	—	—	6,000
Interest expense, net	(254,000)	(21,000)	(16,000)
Other income (expense), net	(118,000)	—	—

Income (loss) before taxes	(1,189,000)	278,000	1,020,000
Income tax provision	(3,000)	(1,000)	—

Net income (loss)	(1,192,000)	277,000	1,020,000
Dividends on preferred stock		0	(180,000)

Net income (loss) attributable to common shareholders	$(1,192,000)	$277,000	$840,000

Basic earnings (loss) per share:
Net earnings (loss) per share attributable to common shareholders	$(0.16)	$0.04	$0.14

Weighted average shares outstanding	7,592,000	7,328,000	5,935,000

Diluted earnings (loss) per share:
Net earnings (loss) per share attributable to common shareholders	$(0.16)	$0.04	$0.14

Weighted average shares outstanding	7,592,000	7,631,000	6,117,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2002	$2,000	$1,000	$220,000	$28,020,000	$(25,822,000)	$2,421,000

Net income attributable to common stockholders	—	—	—	—	840,000	840,000
Conversion and Redemption of Preferred Stock	(2,000)	(1,000)	144,000	(962,000)	—	(821,000)

Balance, December 31, 2003	—	—	364,000	27,058,000	(24,982,000)	2,440,000

Net income attributable to common stockholders	—	—	—	—	277,000	277,000
Issuance of Common Stock , net			3,000	9,000	—	12,000

Balance, December 31, 2004	—	—	367,000	27,067,000	(24,705,000)	2,729,000

Net income attributable to common stockholders					(1,192,000)	(1,192,000)
Issuance of Common Stock from purchase of MDI			5,000	295,000		700,000
Issuance of restricted shares of Common Stock			12,000	544,000		156,000
Other Issuance of Common Stock, net			10,000	123,000		133,000
Amortization of restricted stock and stock warrant compensation expense				90,000		90,000

Balance, December 31, 2005	$—	$—	$394,000	$28,119,000	$(25,897,000)	$2,616,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to common stockholders	$(1,192,000)	$277,000	$840,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	972,000	793,000	667,000
Non cash revenue-debt forgiven	(150,000)	—	—
Gains on sales of assets	—	—	(6,000)
Preferred Stock dividends	—	—	180,000
Changes in assets and liabilities:
Accounts receivable, net	(1,428,000)	153,000	(359,000)
Unbilled accounts receivable	590,000	—	—
Prepaid expenses and other current assets	36,000	46,000	(115,000)
Other assets	(321,000)	21,000	21,000
Accounts payable	124,000	(30,000)	(45,000)
Accrued liabilities	457,000	(13,000)	(43,000)
Deferred gain on sale and leaseback of assets	36,000	—	—

Total adjustments	316,000	970,000	300,000

Net cash provided by (used in) operating activities	(876,000)	1,247,000	1,140,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(913,000)	(1,159,000)	(568,000)
Proceeds from disposition of assets	278,000	—	—
Purchase of business, net of cash acquired	(1,305,000)	—	—
Adjustment to purchase price for previous acquisition	(139,000)	—	—

Net cash used in investing activities	(2,079,000)	(1,159,000)	(568,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on lines of credit	1,879,000	—	—
Promissory notes	1,000,000	(200,000)	—
Proceeds from issuances of common stock	380,000	12,000	—
Redemption of Preferred Stock	—	—	(600,000)
Preferred Stock dividends	—	—	(110,000)
Preferred Stock redemption/conversion expenses	—	—	(86,000)

Net cash provided by (used in) financing activities	3,259,000	(188,000)	(796,000)

Net change in cash and cash equivalents	304,000	(100,000)	(224,000)
Cash and cash equivalents, at beginning of year	458,000	558,000	782,000

Cash and cash equivalents at end of year	$762,000	$458,000	$558,000

Supplemental cash flow information:
Cash paid for interest expense	$79,000	$21,000	$19,000

Cash paid for income taxes	$3,000	$4,400	$—

Non cash investing and financing activities:
Issuance of promissory notes payable in conjunction with the redemption of Preferred Stock	$—	$—	$200,000

Issuance of Common Stock in lieu of Preferred Stock cash dividends	$—	$—	$70,000

Non cash capital expenditures	$—	$75,000	$—

Promissory note in connection with the acquisition of MDI	$3,100,000
Issuance of unregistered stock in connection with the acquisition of MDI	$700,000	$—	$—

	$3,800,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Medical Dictation, Inc. acquired on January 31, 2005. All intercompany accounts and transactions have been eliminated in consolidation.

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

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. Charges for bad debts were $5,000, $0 and $14,000 in 2005, 2004 and 2003, respectively.

REVENUE AND COST RECOGNITION

Transcription service fee revenue is recognized as the related transcription work is performed on the basis of the number of lines transcribed times the contracted billing rate per line transcribed. Implementation fees related to transcription services are recognized on the basis of hours worked by each implementation person times the contracted hourly billing rate applicable to each such implementation person. WebConsole user fees and interface maintenance fees are billed annually in advance, but revenue is recognized monthly on a straight-line basis over the applicable service period.

PROPERTY AND EQUIPMENT

Property, equipment and software are stated at cost, less accumulated depreciation or amortization. Charges for depreciation and amortization of capital assets are computed generally using the straight-line method over their estimated useful lives, which range from three to seven years, and are included in direct costs and general and administrative expenses in the accompanying consolidated statements of operations. Depreciation and amortization expense totaled $1.1 million, $793,000, and $667,000 in 2005, 2004 and 2003, respectively.

Effective April 1, 2002, the Company changed the estimated useful life of its proprietary transcription system from four to six years to reflect the success of the Company’s ongoing software maintenance efforts, which are expensed as incurred, in extending the useful life of the system. This change increased amortization expense by approximately $178,000 ($.02 per share) in 2005 and $178,000 ($0.02 per share) in 2004, and reduced amortization expense by $204,000 ($0.03 per share) in 2003. The transcription system was fully amortized by December 31, 2005.

All costs in the internal software development process that are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are considered for capitalization. The Company’s policy is to amortize these costs either using the straight-line method or using the percent utilization method over the remaining estimated economic life of the product, not to exceed seven years. Software development costs were capitalized totaling $200,000 in 2005, $499,000 in 2004 and $17,000 in 2003, which related to internally developed software.

OTHER ASSETS

Other assets consist primarily of deferred costs of financing and deposits for rented facilities.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of this Statement, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. The Company has net intangibles of $474,000 and goodwill of $3.7 million at December 31, 2005 related to the acquisitions of MDI and PracticeXpert during 2005. There was no goodwill or intangible assets as of December 31, 2004 and 2003.

In connection with certain of Transcend’s acquisitions, Transcend allocated a portion of the purchase price to acquired customer relationships and covenants-not-to-compete based on appraisals and discounted cash flow analysis. The estimated fair values attributed to the relationships and covenants are being amortized over a period of five years, which represented the estimated average remaining lives of the contracts and relationships.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the fair value of short-term debt, which totaled $767,000 as of December 31, 2005, was estimated to approximate its carrying value. There was no short-term debt as of December 31, 2004. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The Company had long-term debt at December 31, 2005 of $5.1 million and no long-term debt as of December 31, 2004. The Company’s other financial instruments approximate fair value due to the short-term nature of those assets and liabilities.

STOCK-BASED COMPENSATION

In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company measures stock-based compensation expense as the excess of the market price on date of grant over the amount of the grant. The Company grants stock-based compensation at the market price on the date of grant as well as below the market price, therefore compensation expense is recognized when stock is granted at below the market price on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) published Statement of Financial Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). The provisions of SFAS 123R become generally accepted accounting principles beginning January 1, 2006. Such provisions will affect the way that the Company accounts for stock-based compensation plans and will result in increased compensation expense of a presently indeterminable amount being included in the Company’s results of operations after the effective date of such provisions. As permitted, prior to the effectiveness of SFAS 123R, the Company has elected to adopt only the disclosure provisions of SFAS No. 123, Accounting for Stock-based Compensation (see Note 9 and “Recent Accounting Pronouncements” below).

If the Company had accounted for these plans in accordance with SFAS No. 123, the Company’s reported and pro forma net income for the years ended December 31, 2005, 2004 and 2003 would have been as follows:

	2005	2004	2003
Net income attributable to common stockholders:
As reported	$(1,192,000)	$277,000	$840,000
Pro forma	(1,349,000)	$46,000	$744,000
Basic and diluted net income per share attributable to common stockholders:
As reported	$(0.16)	$0.04	$0.14
Pro forma	(0.18)	$0.01	$0.12

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

NET EARNINGS PER SHARE

The Company follows SFAS No. 128, Earnings per Share. That statement requires the disclosure of basic net earnings (loss) per share and diluted net earnings (loss) per share. Basic net earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company’s stock options and warrants to purchase common stock are potentially dilutive securities.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations is shown below:

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income from continuing operations	$(1,192,000)	$277,000	$840,000

Denominator:
Weighted average shares outstanding	7,592,000	7,328,000	5,935,000

Denominator for basic calculation	7,592,000	7,328,000	5,935,000
Effect of dilutive securities:
Common stock options	—	275,000	182,000
Common stock warrant	—	28,000	—

Denominator for diluted calculation	7,592,000	7,631,000	6,117,000

Basic earning per share	$(0.16)	$0.04	$0.14

Diluted earnings per share	$(0.16)	$0.04	$0.14

CREDIT RISK

The Company’s accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company’s risk of loss is limited due to the ability to terminate access on most delinquent accounts. The carrying amount of the Company’s receivables approximates their fair values. The Company monitors the financial condition of the institutions in which it has depository accounts and believes the risk of loss is minimal.

2. ACQUISITIONS

Transcend acquired Medical Dictation, Inc. (“MDI”) on January 31, 2005 in a stock purchase transaction accounted for as a purchase. MDI is a Florida-based medical transcription service company. Transcend paid $4.8 million, consisting of a $3.5 million promissory note, $1.0 million in cash and $300,000 of Transcend common stock, and incurred acquisition-related costs of approximately $400,000. The consideration exchanged exceeded the value of the net tangible assets acquired by approximately $4.2 million, which was allocated as follows:

$50,000 to covenants-not-to-compete to be amortized over a period of five years;

$500,000 to customer relationships to be amortized over a period of five years; and

$3.7 million to goodwill.

All goodwill and other intangible asset amortization related to the acquisition of MDI are expected to be deductible for income tax purposes. Transcend has included the results of operations of the acquired company in its financial statements from the date of acquisition.

The following unaudited proforma consolidated financial information for the twelve months ended December 31, 2005 and 2004 assumes the acquisition of MDI had occurred at the beginning of each period presented:

	2005	2004
Revenue	$26,438,000	$21,624,000
Net (loss) income	(1,152,000)	246,000
Net (loss) income per share (diluted)	$(0.15)	$0.03

Effective December 30, 2005, the Company purchased certain assets of the transcription business unit of PracticeXpert. Under the terms of the agreement, the Transcend will pay up to $500,000 over three years, on an earn-out basis. The consideration exchanged exceeded the value of the net tangible assets acquired by approximately $139,000, which was allocated as follows: $25,000 to customer relationships to be amortized over a period of five years and $114,000 to goodwill.

3. INTANGIBLE ASSETS

Intangibles assets at December 31, 2005 and 2004 are summarized as follows (in thousands):

		December 31, 2005			December 31, 2004
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants-not-to-compete	5	$50,000	$9,167	$40,833	—	—	—
Customer relationships	5	525,000	91,667	433,333	—	—	—

Total intangible assets		$575,000	$100,834	$474,166	$—	$—	$—

Total amortization expense for the year ended December 31, 2005 was $101,000 and there was no amortization expense for the years ended December 31, 2004 or 2003. Estimated amortization expense for the next five fiscal years is as follows:

2006	$115,000
2007	$115,000
2008	$115,000
2009	$115,000
2010	$14,166

4. BORROWING ARRANGEMENTS

On March 25, 2002, the Company signed a one-year promissory note due March 31, 2003 that established a $1.5 million line of credit (the “LOC”) with Bank of America, N.A. (“B of A”). Borrowings under this LOC bore interest at B of A’s prime rate less one-half percent. On March 21, 2003, the Company extended the maturity date of the LOC to March 31, 2004. Repayment of borrowings, if any, under the LOC were personally guaranteed by the Company’s Chief Executive Officer and one of its Directors (the “Guarantors”). On July 23, 2003 the independent members of the board of directors authorized the payment of an annual facility fee to the Guarantors in an amount equal to 1% of the LOC facility (or $15,000 in aggregate). In addition, quarterly usage fees were payable to the Guarantors at the rate of 2% per annum on average daily borrowings under the LOC during the quarter. No such usage fees were payable to the Guarantors during 2003. On March 8, 2004, the Company replaced its existing $1.5 million LOC with a $1 million LOC that had a maturity date of April 30, 2005 and no personal guarantees. On January 31, 2005 the Company expanded its line of credit from $1.0 million to $1.5 million and extended the maturity date to April 30, 2006. On March 1, 2005, the Company expanded its line of credit from $1.5 million to $2.0 million. On December 30, 2005, the B of A line of credit was paid off and terminated.

On December 30, 2005, the Company entered into a four year $5.6 million credit facility with Healthcare Finance Group. This new facility replaced the previous $2.0 million credit facility with B of A. The new facility matures on December 30, 2009 and is comprised of a $3.6 million revolving accounts receivable-based line of credit and up to $2.0 million of term loans to fund acquisitions. As a part of the agreement with Healthcare Finance Group, the Company issued a warrant to Healthcare Finance Group to purchase 100,000 shares of Transcend Common Stock at an exercise price of $2.25 per share, which warrant expires at the later of December 29, 2009 or 90 days following the payoff of the loans. Borrowings bear interest at LIBOR plus 4% (8.22% as of December 31, 2005), are secured by Company assets and require that the Company maintain certain financial and other covenants. The balance outstanding under the new line of credit was $1.9 million as of December 31, 2005. There was no balance outstanding on the term loans as of December 31, 2005. There was no balance outstanding under the LOC with B of A as of December 31, 2004 and December 31, 2003.

During 2005, the weighted average borrowings under the B of A line of credit were $1.0 million at a weighted average interest rate of 6.2%. At December 31, 2005, $2.0 million was available for borrowing under the new Healthcare Finance Group acquisition loan and $324,000 was available under the Healthcare Finance Group line of credit excluding a $1.0 million reserve for a January 31, 2006 note payment.

On April 6, 2005, the Company fulfilled the prerequisites for receiving the proceeds under a Promissory Note dated March 1, 2005 payable to the Development Corporation of Abilene, Inc. (“DCOA”) in the principal amount of $1.0 million (the “Promissory Note”). Transcend received $850,000 under the Promissory Note on April 7, 2005 and was pre-funded $150,000 under the Promissory Note on March 31, 2005.

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

Transcend and DCOA intend for the Promissory Note to be paid by Transcend using job creation/retention incentive payments provided to Transcend by DCOA based upon job creation incentives, as defined in the Agreement, that are earned by Transcend as provided in the Agreement. The Promissory Note was initially secured by a $150,000 letter of credit from a bank and certain furniture and equipment (the “Collateral”). The letter of credit was released December 7, 2005 and the remaining collateral shall be released as the principal balance of the Promissory Note is reduced by job creation incentives that are earned by Transcend. Principal reductions of the Promissory Note shall be effected through earned job creation incentives, not cash, as follows: (1) $25,000 per month for the first six months of the Agreement provided that 15 employees are hired by Transcend during that period; and (2) the straight-line amortization of job creation incentives earned by Transcend on or before March 31, 2010 over 20 quarters through March 31, 2012. As of December 31, 2005, Transcend had earned principal reduction credits of $150,000. The principal balance of the Promissory Note, if any, remaining on March 31, 2012 is payable in cash by Transcend unless said balance is forgiven by DCOA.

On August 15, 2005, the holder of the promissory note originating in the MDI transaction reduced the principal amount of the promissory note by $100,000 in consideration for 35,971 unregistered shares of Transcend’s common stock issued at a fair market value per share of $2.78. On December 26, 2005, the holder of the promissory note originating in the MDI transaction reduced the principal amount of the promissory note by an additional $300,000 in consideration for 140,815 unregistered shares of Transcend’s common stock issued at a fair market value per share of $2.13.

5. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Future minimum annual rental obligations under non-cancelable operating leases as of December 31, 2005 are as follows:

2006	887
2007	780
2008	275
2009	15
Thereafter	11

Total rental obligation	1,968

Rental expense was $546,000, $301,000 and $226,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The Company is involved in a dispute over fees payable to the Company by a third party under an earn-out provision of a prior year asset sale agreement. The dispute is being submitted to binding arbitration. The commencement date for the arbitration hearing has not been determined. At this time, it is not possible to predict the outcome of the binding arbitration process.

6. RETIREMENT PLAN

The Company maintains a 401(k) retirement plan that covers substantially all eligible employees. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. The Company matches employee contributions on a discretionary basis as determined by the Company’s Board of Directors. There have been no Company matching contributions for 2005, 2004 or 2003.

7. TRANSACTIONS WITH RELATED PARTIES

In 2003, the Company’s Chairman and Chief Executive Officer and one of its independent Directors received $15,000 in the aggregate for personally guaranteeing the repayment of borrowings, if any, under the Company’s then existing line of credit. See Note 4.

The Company’s Chairman and Chief Executive Officer and two of its independent Directors received an aggregate of 836,687 shares of the 2,903,422 shares of common stock issued in the stockholder-approved conversion of the Company’s preferred stock and in lieu of cash at the preferred stock dividend payment dates of February 15 and May 15, 2003. See Note 8.

There were no transactions with related parties during 2004.

Susan McGrogan is the President of the Company’s wholly owned subsidiary, Medical Dictation, Inc. Ms. McGrogan is also the co-founder of Medical Dictation, Inc. which was purchased by Transcend January 31, 2005. On August 15, 2005 and December 26, 2005, Ms. McGrogan converted $100,000 and $300,000, respectively, of a note payable to her by Transcend into Transcend Common Stock. See Note 8.

During December 2005, the Chairman and Chief Executive Officer loaned the Company $100,000. The Company repaid the loan plus $550 in interest on December 30, 2005.

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

The Company issued 2,860,000 shares of its unregistered common stock to the holders of its Series A and B Convertible Preferred Stock in a stockholder-approved transaction to convert most of its outstanding preferred stock to common stock at $2.00 per share on June 25, 2003. The Company redeemed the remaining outstanding shares of its preferred stock on July 1, 2003 in a stockholder-approved transaction for $600,000 in cash and two short-term promissory notes of $100,000 each. In addition, the Company issued 31,050 and 12,372 shares of its unregistered common stock at $1.50 and $2.00 per share, respectively, to certain holders of its Series A Convertible Preferred Stock who elected to receive their quarterly preferred stock dividends in common stock in lieu of cash at the preferred stock dividend payment dates of February 15 and May 15, 2003. The 2,903,422 shares of common stock that were issued in the preferred stock conversion and in lieu of preferred stock dividends were registered for potential resale by certain shareholders of the Company in a registration statement that was declared effective by the Securities and Exchange Commission on October 1, 2003. The Company did not and will not receive any proceeds from the sale of the registered shares by the selling shareholders.

On October 27, 2004, the Company issued a warrant to purchase 100,000 shares of its unregistered common stock to a strategic business partner, who is an unrelated third party. The issuance of this warrant was made in reliance on the exemption from registration provided in section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering. The warrant is exercisable at any time before October 27, 2007 at $2.55 per share, which was the closing price of the Company’s common stock on the Nasdaq SmallCap Market on the date of issuance. The difference between the exercise price of the warrant and its fair value determined using the Black-Scholes pricing model will be recorded as compensation over the shorter of the period that the warrant is outstanding or the three-year exercise period of the warrant. Neither this warrant, nor the shares of common stock for which it is exercisable, have been registered under the securities act of 1933 and no transfer or assignment of this warrant or the shares issuable upon its exercise may be made in the absence of an effective registration statement under such act or the availability of an exemption in fact from the registration provisions of such act in respect of such transfer or assignment. The issuance of these securities was made pursuant to a claim of exemption from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D promulgated thereafter.

An Option Agreement to Purchase Stock was entered into by and between Susan McGrogan and Transcend Services, Inc. (“Transcend”) effective as of August 15, 2005, (the “Agreement”). This Agreement was amended on December 21, 2005 as is explained below. Susan McGrogan is a Florida resident and current employee of Transcend. Ms. McGrogan is also the co-founder of Medical Dictation, Inc. which was purchased by Transcend January 31, 2005.

Under the terms of the original Agreement, Transcend granted to Ms. McGrogan four options to purchase shares of common stock each at a total exercise price of $200,000 on August 15, 2005, February 15, 2006, August 15, 2006 and February 15, 2007. No separate consideration was received by Transcend for the option grants. The exercise price for each option shall be comprised of $100,000 in cash and a $100,000 reduction in the amount of the outstanding principal balance of the $3,500,000 Transcend Promissory Note dated January 31, 2005 in favor of Ms. McGrogan. The total number of shares purchased will be equal to the total exercise price divided by 110% of the average closing price per share of the Transcend common stock on the Nasdaq Small Cap Market for the ten trading days immediately prior to the effective date of exercise. Should Ms. McGrogan choose not to exercise an option, the debt would not be reduced. Ms. McGrogan purchased 71,942 shares of Transcend common stock on August 15, 2005 pursuant to this agreement. The issuance of these securities was made pursuant to a claim of exemption from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D promulgated thereafter. Ms. McGrogan acquired the securities for investment purposes only and not with a view to distribution thereof, and received or had access to adequate information about Transcend.

The amendment to the Agreement allows Ms. McGrogan to accelerate the portion of each of the remaining grants of February 15, 2006, August 15, 2006 and February 15, 2007 that relates to the reduction of debt. The amendment also changes the price, for the reduction of debt portion of the grant only, to 105% of the average closing price per share of the Transcend common stock on the National Association of Stock Dealers Automatic Quotation System for the ten trading days immediately prior to the Effective Date of Exercise. Effective December 26, 2005, Ms. McGrogan exercised this right and received 140,815 unregistered shares in exchange for a reduction of $300,000 to the $3,500,000 Transcend Promissory Note dated January 31, 2005 in favor of Ms. McGrogan.

On December 30, 2005, Transcend Services, Inc. entered into a four year $5.6 million credit facility with Healthcare Finance Group. The credit facility with Healthcare Finance Group includes a Stock Purchase Warrant to purchase 100,000 shares of Transcend Services, Inc. $.05 par value common stock at a price of $2.25 per share. The election to purchase the stock is available between December 30, 2005 and the later of December 29, 2009 or 90 days following the date that the loans are paid in full. The difference between the exercise price of the warrant and its fair value determined using the Black-Scholes pricing model will be recorded as compensation over the shorter of the period that the warrant is outstanding or the period of the warrant. Neither this warrant, nor the shares of common stock for which it is exercisable, have been registered under the securities act of 1933 and no transfer or assignment of this warrant or the shares issuable upon its exercise may be made in the absence of an effective registration statement under such act or the availability of an exemption in fact from the registration provisions of such act in respect of such transfer or assignment. The issuance of these securities was made pursuant to a claim of exemption from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D promulgated thereafter.

The Company had 7,875,858 shares of Common Stock and no shares of Preferred Stock outstanding as of December 31, 2005.

9. STOCK OPTION AND STOCK PURCHASE PLANS

The Company has four stockholder-approved stock option plans for its key employees, directors and key consultants (the “Plans”). The Plans provide for the grant of incentive stock options, nonstatutory stock options and restricted stock awards. The options to purchase shares of the Company’s common stock are granted at fair market value, as defined in the option agreement, on the date of grant. Also, 100,000 shares of restricted stock awards were granted and outstanding under the Plans as of December 31, 2005.

The following is a summary of stock option transactions:

	NUMBER OF SHARES SUBJECT TO STOCK OPTIONS	AVERAGE PRICE PER SHARE	WEIGHTED AVERAGE PRICE PER SHARE
Outstanding at 12/31/02	434,200	$0.74 to $18.13	$2.13
Granted	362,200	$1.45 to $4.15	$3.22
Forfeited	(29,200)	$0.74 to $18.13	$8.02
Exercised	—	—	$0.00

Outstanding at 12/31/03	767,200	$0.74 to $6.88	$2.46
Granted	178,500	$2.75 to $4.98	$3.10
Forfeited	(10,500)	$0.74 to $1.78	$1.08
Exercised	(14,000)	$0.79 to $2.13	$1.25

Outstanding at 12/31/04	921,200	$0.74 to $6.88	$2.62
Granted	315,031	$1.91 to $3.05	$2.50
Forfeited	(305,125)	$0.74 to $6.88	$2.78
Exercised	(126,531)	$0.74 to $2.65	$1.51

Outstanding at 12/31/05	804,575	$0.74 to $6.56	$2.69

Exercisable at 12/31/05	483,806	$0.74 to $6.56	$2.64

The following table provides additional stock option information. See Note 8.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	804,575	$2.69	196,425
Equity compensation plans not approved by security holders	0	N/A	0
Total	804,575	$2.69	196,425

The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized by the Company. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company’s common stock granted during 2005, 2004 and 2003 to employees, directors and a key consultant of the Company using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	4.54%	3.25%	2.55%
Expected dividend yield	—	—	—
Expected life	Four years	Four years	Four years
Expected volatility	42%	47%	55%

The total fair value of the options granted during the years ended December 31, 2005, 2004 and 2003 was computed to be approximately $232,000, $222,000 and $537,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123R, the Company’s reported and pro forma net income for the years ended December 31, 2005, 2004 and 2003 would have been as follows:

	2005	2004	2003
Net income attributable to common stockholders:
As reported	$(1,192,000)	$277,000	$840,000
Pro forma	(1,349,000)	$46,000	$744,000
Basic and diluted net income per share attributable to common stockholders:
As reported	$(0.16)	$0.04	$0.14
Pro forma	(0.18)	$0.01	$0.12

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar prices and grant dates:

	Outstanding Options			Options Exercisable
Actual Range of Exercise Price	Outstanding at December 31, 2005	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2005	Weighted Average Exercise Price
$0.74 - $1.09	23,625	6.9 years	$0.80	21,125	$0.80
$1.10 -$1.50	73,250	5.5 years	$1.29	70,000	$1.28
$1.51 - $2.00	82,750	6.5 years	$1.84	50,750	$1.74
$2.01 - $3.00	393,200	8.6 years	$2.58	197,181	$2.60
$3.01 - $5.00	228,250	8.2 years	$3.77	141,250	$3.86
$5.01 - $6.88	3,500	3.4 years	$6.12	3,500	$6.12

$0.00 - $6.88	804,575	7.9 years.	$2.69	483,806	$2.64

On May 6, 2004, the stockholders of the Company approved an employee stock purchase plan (the “ESPP”) that commenced on July 1, 2004. The ESPP permitted eligible employees to purchase up to 250 shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock per share at either the beginning or end of the offering period during a calendar quarter through payroll deductions of up to 10% of a participant’s compensation each pay period during the quarter. A total of 500,000 shares of the Company’s common stock was initially reserved for issuance under the ESPP. During 2005, the Company issued 9,381 shares of its common stock under the ESPP. On December 1, 2005, the Company announced the termination of the ESPP plan effective December 31, 2005. During the first quarter of 2006 the Company issued 2,437 shares of its common stock under the ESPP related to the fourth quarter of 2005.

10. INCOME TAXES

Since substantially all of the Company’s taxable income for the years ended December 31, 2005, 2004 and 2003 was offset by available net operating loss (“NOL”) carryforwards, no income tax provision was recorded in 2003, but a provision for income taxes totaling $3,000 was required in 2005 and $1,000 in 2004 for state taxable income, for which no NOL carryforwards were available.

At December 31, 2005 and 2004, the Company had net operating loss carryforwards of approximately $20,190,000 and $18,890,000, respectively, that may be used to reduce future income taxes. If not utilized, these carryforwards will begin to expire in 2009. The Company has established a valuation allowance of $7,870,000 and $7,367,000 at December 31, 2005 and 2004, respectively, due to the uncertainty regarding the realizability of its net operating loss carryforwards.

	2005	2004	2003
Reconciliation of Tax Rates:
Federal	34%	34%	34%
State	5%	5%	5%
Net operating loss carryforwards	0%	0%	0%
Valuation allowance	-39%	-39%	-39%

Effective tax rate	0%	0%	0%

11. DIVESTITURES

On October 13, 2000, the Company sold its Co-Sourcing and CodeRemote business units (the “Businesses”) to Provider HealthNet Services, Inc. (“PHNS”) pursuant to an Asset Purchase Agreement (the “Agreement”) with PHNS under which the Company received $4.7 million in cash during 2000, with the potential to receive additional consideration payable over the subsequent five years. The amount of future consideration, if any, is based on a fixed percentage of certain defined future revenue recognized by PHNS from the Businesses. The Company received no earn-out payment in 2005 or 2004 and $6,000 in 2003. The Company and PHNS are currently in a dispute regarding the earn-out calculation. See Note 5 regarding litigation.

12. MAJOR CUSTOMERS

Revenue attributable to one contract with Providence Health System-Washington for three hospitals totaled $2,924,000, $2,292,000 and $1,572,000 or 11.2%, 15.1% and 10.7% of total revenue for 2005, 2004 and 2003, respectively. In addition, in 2005 the Company had revenue under separate agreements with approximately 40 customers who are members of Health Management Associates, Inc., a single healthcare enterprise. Revenue attributable to members of this Health Management Associates, Inc. comprised $5,813,000 or 22.2% of the Company’s total revenue for 2005.

13. SEGMENT INFORMATION

The continuing operations of the Company, as presented in the accompanying consolidated financial statements, were devoted exclusively to one reportable segment (medical transcription) in 2005, 2004 and 2003.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenue	$5,319,000	$6,540,000	$6,654,000	$7,304,000
Gross Profit	$1,257,000	$1,208,000	$912,000	$1,059,000
Net income (loss) attributable to common shareholders	$12,000	$(242,000)	$(518,000)	$(444,000)
Diluted net earnings per share attributable to common shareholders	$—	$(0.03)	$(0.07)	$(0.06)

2004
Revenue	$3,867,000	$3,761,000	$3,668,000	$3,901,000
Gross Profit	$1,028,000	$1,107,000	$1,030,000	$1,113,000
Net income attributable to common shareholders	$63,000	$93,000	$39,000	$82,000
Diluted net earnings per share attributable to common shareholders	$0	$0	$0	$0

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no occurrence requiring a response to this item.

ITEM 9A. CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s principal executive officer and principal financial officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report (the three months ended December 31, 2005), concluded that the Company’s disclosure controls and procedures were effective for this purpose.

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. There were no changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held May 9, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held May 9, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held May 9, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held May 9, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The disclosures required herein are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held May 9, 2006.

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

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

(b) Exhibits

The following exhibits are filed with or incorporated by reference into this report, as noted.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated October 13, 2000 with Provider HealthNet Services, Inc.	8-K	000-18217	2.7	October 30, 2000

2.2	Stock Purchase Agreement dated January 31, 2005 between Transcend Services, Inc. and Susan McGrogan, with respect to the purchase and sale of the capital stock of Medical Dictation, Inc.	10-K	000-18217	2.3	March 9, 2005

3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	10-K	000-18217	3 (a)	August 27, 1993

4.1	Stock Purchase Warrant granted to Premier Holding of Illinois dated October 27, 2004	10-K	000-18217	4.1	March 9, 2005

4.2	Promissory Note Payable dated January 31, 2005 for $3,500,000 in favor of Susan McGrogan	10-K	000-18217	4.3	March 9, 2005

4.3	Promissory Note dated as of March 1, 2005 between Transcend Services, Inc. and the Development Corporation of Abilene, Inc.	10-Q	000-18217	4.1	July 28, 2005

4.4	Loan and Security Agreement dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.1	January 12, 2006

4.5	Acquisition Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.2	January 12, 2006

4.6	Revolving Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.3	January 12, 2006

10.1	1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.1	November 15, 1996

10.2	Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.2	November 15, 1996

10.3	2001 Stock Option Plan	10-K	000-18217	4.1	March 6, 2002

10.4	2003 Stock Incentive Plan	10-Q	000-18217	4.3	July 29, 2004

10.5	2004 Employee Stock Purchase Plan	10-Q	000-18217	4.4	July 29, 2004

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.6	Clinical Documentation Solution Agreement between Transcend Services, Inc. and MultiModal Technologies, Inc. effective September 28, 2004 (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24(b)(2) and accordingly, those portions have been omitted from this exhibit and filed separately with the Commission.)	10-K	000-18217	10.6	March 9, 2005

10.7	2005 Stock Incentive Plan	10-Q	000-18217	10.1	July 28, 2005

10.8	Agreement for Financial Assistance dated March 1, 2005 between the Development Corporation of Abilene, Inc. and Transcend Services, Inc,	10-Q	000-18217	10.1	April 28, 2005

10.9	Option Agreement to Purchase Stock dated August 15, 2005 between Susan McGrogan and Transcend Services, Inc.	10-Q	000-18217	10.2	October 26, 2005

10.10	Transcend Services, Inc. Stock Purchase Warrant to Purchase Shares of Common Stock, $.05 Par Value.	8-K/A	000-18217	10.1	February 27, 2006

10.11	Amendment to Option Agreement to Purchase Stock between Susan McGrogan and Transcend Services, Inc. dated December 21, 2005

10.12	2006 Executive Compensation Plan

10.13	Lease Agreement by and between Farnum Street Financial and Transcend Services, Inc. dated May 19, 2005.

10.14	Lease Schedule No. 001R to Lease Agreement by and between Farnum Street Financial and Transcend Services, Inc., dated December 20, 2005.

10.15	Lease Schedule No. 002R to Lease Agreement by and between Farnum Street Financial and Transcend Services, Inc., dated October 4, 2005.

10.16	Lease Schedule No. 003R to Lease Agreement by and between Farnum Street Financial and Transcend Services, Inc., dated December 21, 2005.

14.1	Transcend Services, Inc. Code of Business Conduct and Ethics Policy	10-K	000-18217	14.1	February 12, 2004

21.1	Subsidiaries of the Registrant

23.1	Consent of Miller Ray Houser & Stewart LLP

*31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

(c) No financial statement schedules are required to be filed with this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transcend Service, Inc.

By:	/s/ Larry G. Gerdes
Larry G. Gerdes
Chief Executive Officer and President
(Principal Executive Officer)

Dated:  March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Larry G. Gerdes Larry G. Gerdes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2006

/s/ Lance Cornell Lance Cornell	Chief Financial Officer (Principal Financial Officer)	March 1, 2006

/s/ Jeanne N. Bateman Jeanne N. Bateman	Controller and Chief Accounting Officer (Principal Accounting Officer)	March 2, 2006

/s/ Joseph P. Clayton Joseph P. Clayton	Director	March 1, 2006

/s/ James D. Edwards James D. Edwards	Director	March 1, 2006

/s/ Walter S. Huff Walter S. Huff, Jr.	Director	March 1, 2006

/s/ Charles E. Thoele Charles E. Thoele	Director	March 1, 2006