Form 10-K/A
period 2005-12-31
TRANSCEND SERVICES INC
filed 2006-03-31
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

(Registrant’s telephone number, including area code) (404) 364-8001

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

Documents incorporated by reference: Portions of the registrant’s proxy statement filed in connection with the 2006 Annual Meeting of Stockholders to be held on May 17, 2006, are incorporated by reference herein in response to Part III of this report.

EXPLANATORY NOTE

Transcend Services, Inc. (the “Company”) is filing this amendment to Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 6, 2006, to change the previously reported date of the 2006 Annual Meeting of Stockholders from May 9, 2006 to May 17, 2006.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held May 17, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held May 17, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held May 17, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held May 17, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The disclosures required herein are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders to be held May 17, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

March 31, 2006	By:	/s/ Larry G. Gerdes
Larry G. Gerdes, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lance Cornell
Lance Cornell, Chief Financial Officer (Principal Financial Officer)