Form 10-Q
period 2006-03-31
TRANSCEND SERVICES INC
filed 2006-05-08
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at May 8, 2006
Common Stock, $.05 par value	7,908,613

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$1,173,000	$762,000
Accounts receivable, net of allowance for doubtful accounts of $48,000 and $23,000 at March 31, 2006 and December 31, 2005	3,432,000	3,174,000
Prepaid expenses and other current assets	191,000	142,000

Total current assets	4,796,000	4,078,000

Property and equipment:
Computer equipment	3,254,000	3,215,000
Software	2,782,000	2,721,000
Furniture and fixtures	287,000	285,000

Total property and equipment	6,323,000	6,221,000
Accumulated depreciation and amortization	(4,728,000)	(4,555,000)

Property and equipment, net	1,595,000	1,666,000

Intangible assets
Goodwill	3,686,000	3,694,000
Other intangible assets	575,000	575,000
Accumulated amortization	(130,000)	(101,000)

Intangible assets, net	4,131,000	4,168,000

Other assets	343,000	348,000

Total assets	$10,865,000	$10,260,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Promissory note payable - short term	$1,105,000	$767,000
Accounts payable	339,000	243,000
Accrued compensation and benefits	701,000	787,000
Other accrued liabilities	480,000	749,000

Total current liabilities	2,625,000	2,546,000

Line of credit borrowings - long term	3,335,000	1,879,000
Promissory notes payable - long term	2,017,000	3,183,000
Other long-term liabilities	32,000	36,000

Total long-term liabilities	5,384,000	5,098,000

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; 2,000,000 shares authorized and no shares outstanding at March 31, 2006 and December 31, 2005	—	—
Common Stock, $.05 par value; 15,000,000 shares authorized at March 31, 2006 and December 31, 2005; 7,901,613 and 7,876,000 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	394,000	394,000
Additional paid-in capital	28,210,000	28,119,000
Accumulated deficit	(25,748,000)	(25,897,000)

Total stockholders’ equity	2,856,000	2,616,000

Total liabilities and stockholders’ equity	$10,865,000	$10,260,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2006	March 31, 2005
Revenue	$8,012,000	$5,319,000
Direct costs	6,257,000	3,853,000

Gross profit	1,755,000	1,466,000

Operating expenses:
Sales and marketing	105,000	254,000
Research and development	89,000	123,000
General and administrative	1,071,000	815,000
Depreciation and amortization	199,000	218,000

	1,464,000	1,410,000

Operating income	291,000	56,000

Interest and other expense, net	(134,000)	(43,000)

Net income before income taxes	157,000	13,000
Income tax provision	(7,000)	(1,000)

Net income	$150,000	$12,000

Basic earnings per share:
Net earnings per share	$0.02	$0.00

Weighted average shares outstanding	7,906,000	7,401,000

Diluted earnings per share:
Net earnings per share	$0.02	$0.00

Weighted average shares outstanding	7,942,000	7,634,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$150,000	$12,000

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	199,000	208,000
Equity based compensation	86,000	5,000
Non-cash revenue	—	(25,000)
Changes in assets and liabilities:
Accounts receivable, net	(292,000)	(203,000)
Prepaid expenses and other current assets	(14,000)	(29,000)
Other assets	8,000	(151,000)
Accounts payable	96,000	214,000
Accrued liabilities	(359,000)	88,000

Total adjustments	(276,000)	107,000

Net cash (used in) provided by operating activities	(126,000)	119,000

Cash flows from investing activities:
Capital expenditures, net	(48,000)	(239,000)
Capitalized software development costs	(53,000)	(66,000)
Purchase of business, net of cash acquired	—	(986,000)
Adjustment to purchase price for previous acquisition	8,000	—

Net cash used in investing activities	(93,000)	(1,291,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options and other issuances	3,000	3,000
Proceeds from (payment of) promissory notes	(829,000)	150,000
Borrowings under lines of credit	1,456,000	1,492,000

Net cash provided by financing activities	630,000	1,645,000

Net increase in cash and cash equivalents	411,000	473,000
Cash and cash equivalents, at beginning of period	762,000	458,000

Cash and cash equivalents at end of period	$1,173,000	$931,000

Supplemental cash flow information:
Cash paid for interest expense	$75,000	$11,000

Cash paid for income taxes	$7,000	$1,000

Non-cash investing and financing activities:
Promissory note in connection with the acquisition of MDI	$—	$3,500,000
Common stock issued in connection with the acquisition of MDI	—	300,000
Accrued transaction costs associated with the acquisition of MDI	—	252,000

	$—	$4,052,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared by the management of Transcend Services, Inc. (the “Company” or “Transcend”) in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. Footnote disclosure that substantially duplicates the disclosure contained in that document has been omitted. Certain items previously reported in specific financial statement captions have been reclassified to conform to this presentation.

2. ACQUISITIONS

Effective December 31, 2005, the Company purchased certain assets of the transcription business unit of PracticeXpert. Under the terms of the agreement, Transcend paid $40,000 at closing as an advance against future earnouts, and may pay up to $460,000 more over three years, on an earnout basis. As of March 31, 2006 there are no earnout payments due to PracticeXpert. Due primarily to the acquisition related costs, the consideration exchanged exceeded the value of the net tangible assets acquired by approximately $139,000, which was allocated as follows: $25,000 to customer relationships to be amortized over a period of five years and $114,000 to goodwill.

Transcend acquired Florida-based Medical Dictation, Inc. (“MDI”) on January 31, 2005 in a stock purchase transaction accounted for as a purchase. Transcend paid $4.8 million, consisting of a $3.5 million promissory note, $1.0 million in cash and $300,000 of Transcend common stock, and incurred acquisition-related costs of approximately $400,000. The consideration exchanged exceeded the value of the net tangible assets acquired by approximately $4.1 million, which was allocated as follows: 50,000 to covenants-not-to-compete to be amortized over a period of five years; $500,000 to customer relationships to be amortized over a period of five years; and $3.6 million to goodwill.

All goodwill and other intangible asset amortization related to the acquisition of MDI and PracticeXpert are expected to be deductible for income tax purposes. Transcend has included the results of operations of the acquired companies in its financial statements from the date of acquisition. On August 15, 2005, the holder of the promissory note originating in the MDI transaction reduced the principle amount of the promissory note by $100,000 in consideration for 35,971 unregistered shares of Transcend’s common stock issued at a fair market value per share of $2.78. On December 26, 2005, the holder reduced the principal amount of the promissory note by an additional $300,000 in consideration for 140,815 unregistered shares of Transcend’s common stock issued at a fair market value per share of $2.13.

3. MAJOR CUSTOMERS

No single customer accounted for greater than 10% of total revenue for the quarter ended March 31, 2006. Revenue attributable to one customer totaled $708,000 or 13% of total revenue, for the three months ended March 31, 2005. In addition, the Company provided medical transcription services for the three months ended March 31, 2006 and 2005 to individual customers of MDI that are members of a group of medical care facilities. Revenue attributable to members of this group comprised 23% and 18% of the Company’s total revenue for the three months ended March 31, 2006 and 2005, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of this Statement, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. On January 31, 2005, the Company purchased MDI and on December 31, 2005, the Company purchased certain assets of the transcription business unit of PracticeXpert. Part of the purchase prices for MDI and PracticeXpert were attributed to goodwill and other intangible assets. (See Note 2.)

	Useful Life in Years	March 31, 2006			December 31, 2005
		Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortizable intangible assets
Customer relationships	5	$50,000	$12,000	$38,000	$50,000	$9,000	$41,000
Covenants-not-to-compete	5	525,000	118,000	$407,000	525,000	92,000	$433,000

		$575,000	$130,000	$445,000	$575,000	$101,000	$474,000

5. BORROWING ARRANGEMENTS

On December 30, 2005, the Company entered into a four year, $5.6 million credit facility with Healthcare Finance Group (“HFG”). This new facility replaced the previous $2.0 million credit facility with Bank of America, N.A. The new facility matures on December 30, 2009 and is comprised of up to $3.6 million on a revolving accounts receivable-based line of credit and up to $2.0 million of term loans to fund acquisitions. As a part of the agreement with HFG, the Company issued a warrant to HFG to purchase 100,000 shares of Transcend Common Stock at an exercise price of $2.25 per share. The warrant expires at the later of December 29, 2009 or 90 days after the date that the loans of the Loan Agreement are paid in full. Borrowings bear interest at LIBOR plus 4% (8.63% as of March 31, 2006), are secured by Company assets and require that the Company maintain certain financial and other covenants. The balance outstanding under the new line of credit was $3.3 million as of March 31, 2006. There was no balance outstanding on the term loans as of March 31, 2006.

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

The Promissory Note relates to the Agreement for Financial Assistance by and between DCOA and Transcend effective as of March 1, 2005 (the “Agreement”) that was approved by DCOA on March 4, 2005. Under the terms of the Agreement, DCOA shall provide up to $2 million of interest-free, secured loans to Transcend (the “Loans”). In return, Transcend shall establish and operate a medical transcription training center and regional office in Abilene, Texas. In addition, Transcend shall recruit, hire and train up to 208 medical transcription professionals, the majority of whom shall be recruited from Abilene or the area surrounding Abilene, as defined in the Agreement. DCOA shall offer the Loans to Transcend in two increments of $1 million each in return for Transcend recruiting, hiring and training up to 104 medical transcription professionals for each Loan. The Promissory Note is the first such Loan.

Transcend and DCOA intend for the Promissory Note to be paid by Transcend using job creation/retention incentive payments provided to Transcend by DCOA based upon job creation incentives, as defined in the Agreement, that are earned by Transcend as provided in the Agreement. The Promissory Note was initially secured by a $150,000 letter of credit from a bank and certain furniture and equipment. The letter of credit was released December 7, 2005 and the remaining collateral shall be released as the principal balance of the Promissory Note is reduced. Principal reductions of the Promissory Note shall be effected through earned job creation incentives, not cash, as follows: (1) $25,000 per month for the first six months of the Agreement provided that 15 employees are hired by Transcend during that period; and (2) the straight-line amortization of job creation incentives earned by Transcend on or before March 31, 2010 over 20 quarters through March 31, 2012. As of March 31, 2006, Transcend had earned principal reduction credits of $150,000. The principal balance of the Promissory Note, if any, remaining on March 31, 2012 is payable in cash by Transcend unless said balance is forgiven by DCOA.

6. COMMITMENTS AND CONTINGENCIES

New Lease Commitments

During the first quarter of 2006, computer and other equipment totaling $590,000 was leased under a two-year operating lease. The lease contains a renewal option at lease termination and a purchase option at amounts approximating fair market value at lease termination. Annual payments under the lease are approximately $300,000 plus applicable taxes.

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

The Company is involved in a dispute over fees payable to the Company by a third party under an earnout provision of a 2000 asset sale agreement. The dispute is being submitted to binding arbitration. The commencement date for the arbitration hearing is currently scheduled for the week of May 8, 2006. At this time, it is not possible to predict the outcome of the binding arbitration process.

7. STOCK-BASED COMPENSATION

On January 1, 2006, we adopted, using a modified version of prospective application, SFAS 123(R), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant. SFAS 123(R) did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Upon our adoption of SFAS 123(R), we began recording compensation cost related to stock options outstanding as of January 1, 2006 for which the service period related to the stock options had not been completed, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date and the expense is recognized over the period of service related to the options (typically the vesting period). The adoption of SFAS 123(R) did not have an effect on our recognition of compensation expense relating to the vesting of restricted stock grants or warrants.

Prior to our adoption of SFAS 123(R), we accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board Statement 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, we were not required to record compensation expense when stock options were granted to our employees as long as the exercise price was not less than the fair market value of the stock at the grant date.

The Company has four stockholder-approved stock option plans for its key employees, directors and key consultants (the “Plans”). The Plans provide for the grant of incentive stock options, nonstatutory stock options and restricted stock awards. The options to purchase shares of the Company’s common stock are granted at fair market value, as defined in the option agreement, on the date of grant. Also, 110,000 shares of restricted stock awards were granted and outstanding under the Plans as of March 31, 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all options outstanding as of the three-month period ended March 31, 2006: dividend yield of 0%; volatility of 41.58%; risk-free interest rate of 4.54%; expected forfeiture rate of 25%; weighted average exercise price of $2.71; and expected life of 3.76 years.

In the quarter ended March 31, 2006, we recognized equity-based compensation expense of approximately $36,000 related to the vesting of stock options. As of March 31, 2006, we had approximately $276,000 of future compensation expense which we expect to record in our statements of operations through 2009.

Had compensation cost for our equity-based compensation plans been recorded under our plans in accordance with the provisions of SFAS 123, our net income and net income per share, for the three month period ended March 31, 2005, would have been as follows (in thousands, except per share data):

Three Months Ended March 31, 2005
Net income attributable to common stockholders:
As reported	$12,000
Pro forma	(39,000)
Basic and diluted net income per share attributable to common stockholders:
As reported	$—
Pro forma	(0.01)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-

looking statements are competitive pricing pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for the Company’s products and services, business conditions in the integrated health care delivery network market, the effect of future acquisitions, if any, and the risk factors detailed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and as such speak only as of the date made.

Overview

Transcend Services, Inc. (the “Company”) utilizes its Web-based voice and data distribution technology and home-based medical language specialists to convert physicians’ voice recordings into electronic medical record documents.

On January 31, 2005, we completed the acquisition of Medical Dictation, Inc. (“MDI”). On January 31, 2006, we repaid $879,000 of the promissory note associated with the purchase of MDI. The balance of the note associated with the purchase of MDI is $2.3 million as of March 31, 2006. On December 30, 2005, we entered into a four-year $5.6 million credit facility with Healthcare Finance Group. These transactions have had a material effect on the Company’s financial statements for the quarter ended March 31, 2006 and are expected to have a material effect on future periods.

Beginning January 1, 2006, the Company began including depreciation and amortization as a separate line item in operating expenses on the Consolidated Statements of Operations and the prior year information has been reclassified to conform with the current year presentation.

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

Goodwill and Intangible Assets. As of March 31, 2006, we reported goodwill and intangible assets at carrying amounts of $3.7 million and $445,000, respectively. The total of $4.1 million represents approximately 38% of total assets as of March 31, 2006. Our intangible assets are amortized over their estimated useful lives. The goodwill and intangible assets are associated with two acquisitions made during 2005. The Company had goodwill and intangible assets at carrying amounts of $3.4 million and $532,000, respectively, as of March 31, 2005.

We review goodwill and intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we calculate the fair value of the reporting units to which the goodwill and intangibles relate based on the present value of estimated future cash flows. The approach utilized is dependent on a number of factors including estimates of future revenues and costs, appropriate discount rates and other variables. We base our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue increased $2,693,000, or 51%, to $8,012,000 for the three months ended March 31, 2006, compared to revenue of $5,319,000 for the three months ended March 31, 2005. The increase in revenue is primarily attributable to the acquisition of MDI on January 31, 2005. MDI contributed revenue of $3,380,000 for the three months ended March 31, 2006, compared to revenue of $1,417,000 for the three months ended March 31, 2005. Excluding MDI, revenue increased $729,000, or 19%, during the first quarter of 2006 compared to the first quarter of 2005. The net increase in consolidated revenue is primarily attributable to: (1) transcription revenue of $1,944,000 from new transcription customers; (2) a decrease of $448,000 in transcription revenue from customers that terminated contracts since March 31, 2005; (3) an increase in transcription revenue of $1,202,000 million from existing customers; and (4) a decrease of $5,000 in other revenue.

Direct costs increased $2.4 million, or 62%, to $6.3 million for the three months ended March 31, 2006, compared to direct costs of $3.9 million for the three months ended March 31, 2005. Direct costs include costs attributable to compensation for transcriptionists, recruiting of transcriptionists, production management, customer service, technical support for production operations and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. All direct costs referred to above, other than compensation for transcriptionists, are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. Compensation increased $2.0 million due to the overall increase in revenue of

$2.7 million referred to above, most of which related to the acquisition of MDI. The remaining net increase in direct costs of $.4 million was attributable to a net increase in production infrastructure costs to support a higher level of revenue and to transition transcriptionists to become speech recognition editors. The production infrastructure costs increased primarily due to additional recruiting and training costs, higher implementation expenses and higher compensation costs related to a reorganization that we anticipate will ultimately help us provide a higher level of customer service more efficiently.

Gross profit increased $289,000, or 20%, to $1.8 million for the three months ended March 31, 2006, compared to gross profit of $1.5 million for the three months ended March 31, 2005. Gross profit as a percentage of revenue decreased to 22% in the first quarter of 2006 compared to 28% in the first quarter of 2005. The decrease of 6 percentage points is due to competitive pricing pressure from both new and existing customers and the addition of MDI, which has historically had lower gross margins than Transcend.

Sales and marketing expenses decreased $149,000, or 59%, to $105,000 in the first quarter of 2006, compared to sales and marketing expenses of $254,000 in the first quarter of 2005. Sales and marketing expenses as a percentage of revenue for the first quarter of 2006 were 1% compared to 5% in the first quarter of 2005. The net decrease in sales and marketing expense is primarily due to a reorganization and reduction of the sales force in the third quarter of 2005 under which operations personnel were given increased sales responsibilities. The Company plans to increase the size of the reorganized sales force in future quarters.

Research and development expenses decreased $34,000, or 28%, to $89,000 in the first quarter of 2006, compared to research and development expenses of $123,000 in the first quarter of 2005. Research and development expenses as a percentage of revenue for the first quarter of 2006 were 1% compared to 2% for the first quarter of 2005. The decrease is due primarily to a reduction in staff.

The Company capitalized internal software development costs of $53,000 and $66,000 for the three months ended March 31, 2006 and 2005, respectively, primarily related to enhancements of its speech recognition technology platform during both 2005 and 2006 and its billing system in 2005.

General and administrative expenses increased $256,000, or 31%, to $1,071,000 in the first quarter of 2006, compared to general and administrative expenses of $815,000 in the first quarter of 2005. General and administrative expenses as a percentage of revenue for the first quarter of 2006 were 13% compared to 15% for the first quarter of 2005. The net increase was primarily due to the addition of MDI and increased group medical insurance and rent expense.

Depreciation and amortization expenses decreased $19,000, or 9%, to $199,000 in the first quarter of 2006, compared to depreciation and amortization expenses of $218,000 in the first quarter of 2005. Depreciation and amortization expenses as a percentage of revenue for the first quarter of 2006 were 2% compared to 4% for the first quarter of 2005. The decrease is primarily due to the completion of the depreciation of the Company’s T2K platform as of December 31, 2005.

Total operating expenses increased $54,000, or 4%, to $1.5 million in the first quarter of 2006, compared to total operating expenses of $1.4 million in the first quarter of 2005. Total operating expenses as a percentage of revenue for the first quarter of 2006 were 18% compared to 27% for the first quarter of 2005. The overall increase consisted of an increase of $180,000 in other operating expenses at MDI related to its growth and the fact that the first quarter of 2005 included only two months of MDI expenses. This increase was partially offset by a reduction in non-MDI other operating expenses of $126,000 resulting from the Company’s cost control initiatives.

The Company reported net interest and other expense of $134,000 in the first quarter of 2006, comprised primarily of interest on the revolving line of credit and notes associated with the acquisition of MDI. For the first quarter of 2005, the Company reported net interest and other expense of $43,000.

The Company reported an income tax provision of $7,000 in the first quarter of 2006 and $1,000 in the first quarter of 2005, due to the expiration of certain state income tax credit carryforwards in 2004. The Company has net operating loss carryforwards of approximately $18.9 million.

Liquidity and Capital Resources

The Company’s current financial condition has been significantly influenced by the acquisition of MDI and the new credit facility with HFG. As of March 31, 2006, the Company had cash and cash equivalents of $1.2 million, working capital of $2.2 million, availability of approximately $17,000 on its line of credit based on eligible accounts receivable, and $2.0 million on its acquisition line of credit, both of which expire on December 30, 2009. See Note 5 to the Consolidated Financial Statements.

Net cash used in operating activities totaled $126,000 for the three months ended March 31, 2006, due primarily to a decrease in accrued liabilities and an increase in accounts receivable.

Net cash used in investing activities totaled $93,000 for the three months ended March 31, 2006, and was comprised primarily of computer hardware purchases and capitalized research and development expenses.

Net cash provided by financing activities totaled $630,000 during the three months ended March 31, 2006, consisting primarily of $1.5 million in net borrowings under the line of credit offset by a payment toward the MDI note of $829,000. There are no other principal payments due on any debt until January 31, 2007.

The Company has potential cash resources of an undetermined amount of earnout payments, if any, payable by Provider HealthNet Services, Inc. (“PHNS”), based on a fixed percentage of certain defined future revenue recognized by PHNS from the Co-Sourcing and CodeRemote businesses sold to PHNS by Transcend in October 2000. However, the Company is involved in a dispute with PHNS over fees payable to the Company. Binding arbitration related to this dispute is currently scheduled to commence the week of May 8, 2006 (See Note 6.)

The Company is a defendant in a lawsuit that is discussed in Note 6 o the Consolidated Financial Statements included with this report.

The Company anticipates that cash on hand, together with cash flow from operations, cash available under its credit facility and potential cash from the PHNS earnout agreement, if any, should be sufficient for the next twelve months to (a) finance operations, (b) make capital investments in the ordinary course of business, and (c) pay indebtedness when due.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of March 31, 2006.

Item 4. Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s principal executive officer and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report (March 31, 2006), have concluded that the Company’s disclosure controls and procedures were effective for this purpose.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in a dispute over fees payable to the Company by a third party under an earn-out provision of a prior year asset sale agreement. The dispute is being submitted to binding arbitration. The commencement date for the arbitration hearing is currently scheduled for the week of May 8, 2006. At this time, it is not possible to predict the outcome of the binding arbitration process.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated October 13, 2000 with Provider HealthNet Services, Inc.	8-K	0-18217	2.7	October 30, 2000

2.2	Stock Purchase Agreement dated January 31, 2005 between Transcend Services, Inc. and Susan McGrogan, with respect to the purchase and sale of the capital stock of Medical Dictation, Inc.	10-K	0-18217	2.3	March 9, 2005

3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	10-K	0-18217	3 (a)	August 27, 1993

10.1	Lease Schedule No. 003X to Lease Agreement by and between Farnum Street Financial and Transcend Services, Inc., dated March 30, 2006

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

May 8, 2006	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)