Form 10-Q
period 2006-06-30
TRANSCEND SERVICES INC
filed 2006-08-11
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at August 8, 2006
Common Stock, $.05 par value	7,841,946

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$267,000	$762,000
Accounts receivable, net of allowance for doubtful accounts of $51,000 and $23,000 at June 30, 2006 and December 31, 2005	3,744,000	3,174,000
Prepaid expenses and other current assets	162,000	142,000

Total current assets	4,173,000	4,078,000

Property and equipment:
Computer equipment	3,315,000	3,215,000
Software	2,830,000	2,721,000
Furniture and fixtures	293,000	285,000

Total property and equipment	6,438,000	6,221,000
Accumulated depreciation and amortization	(4,916,000)	(4,555,000)

Property and equipment, net	1,522,000	1,666,000

Intangible assets
Goodwill	3,686,000	3,694,000
Other intangible assets	575,000	575,000
Accumulated amortization	(158,000)	(101,000)

Intangible assets, net	4,103,000	4,168,000

Other assets	379,000	348,000

Total assets	$10,177,000	$10,260,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Promissory note payable - short term	$1,105,000	$767,000
Accounts payable	192,000	243,000
Accrued compensation and benefits	938,000	787,000
Other accrued liabilities	365,000	749,000

Total current liabilities	2,600,000	2,546,000

Line of credit borrowings - long term	2,512,000	1,879,000
Promissory notes payable - long term	1,923,000	3,183,000
Other long-term liabilities	29,000	36,000

Total long-term liabilities	4,464,000	5,098,000

Commitments and contingencies

Stockholders’ equity:
Preferred Stock, $.01 par value; 2,000,000 shares authorized and no shares outstanding at June 30, 2006 and December 31, 2005	—	—
Common Stock, $.05 par value; 15,000,000 shares authorized at June 30, 2006 and December 31, 2005; 7,842,000 and 7,876,000 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	392,000	394,000
Additional paid-in capital	28,243,000	28,119,000
Accumulated deficit	(25,522,000)	(25,897,000)

Total stockholders’ equity	3,113,000	2,616,000

Total liabilities and stockholders’ equity	$10,177,000	$10,260,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue	$7,991,000	$6,540,000	$16,002,000	$11,859,000
Direct costs	6,072,000	5,081,000	12,328,000	8,934,000

Gross profit	1,919,000	1,459,000	3,674,000	2,925,000

Operating expenses:
Sales and marketing	123,000	323,000	228,000	577,000
Research and development	95,000	97,000	184,000	220,000
General and administrative	1,099,000	955,000	2,170,000	1,770,000
Depreciation and amortization	213,000	260,000	412,000	478,000

	1,530,000	1,635,000	2,994,000	3,045,000

Operating income	389,000	(176,000)	680,000	(120,000)
		(176,000)	—

Interest and other expense, net	(154,000)	(65,000)	(288,000)	(108,000)

Net income before income taxes	235,000	(241,000)	392,000	(228,000)
Income tax provision	(10,000)	(1,000)	(17,000)	(2,000)

Net income	$225,000	$(242,000)	$375,000	$(230,000)

Basic earnings per share:
Net earnings per share	$0.03	$(0.03)	$0.05	$(0.03)

Weighted average shares outstanding	7,908,000	7,512,000	7,907,000	7,457,000

Diluted earnings per share:
Net earnings per share	$0.03	$(0.03)	$0.05	$(0.03)

Weighted average shares outstanding	7,971,000	7,512,000	7,955,000	7,457,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$375,000	$(230,000)

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	419,000	457,000
Equity based compensation	116,000	—
Non-cash revenue	(93,000)	(150,000)
Changes in assets and liabilities:
Accounts receivable, net	(570,000)	(572,000)
Prepaid expenses and other current assets	(20,000)	(79,000)
Other assets	(31,000)	(146,000)
Accounts payable	(51,000)	272,000
Accrued liabilities	(240,000)	72,000

Total adjustments	(470,000)	(146,000)

Net cash used in operating activities	(95,000)	(376,000)

Cash flows from investing activities:
Capital expenditures, net	(126,000)	(651,000)
Capitalized software development costs	(90,000)	(111,000)
Purchase of business, net of cash acquired		(1,170,000)
Adjustment to purchase price for previous acquisition	8,000	—

Net cash used in investing activities	(208,000)	(1,932,000)

Cash flows from financing activities:
Proceeds from the exercise of stock options and other issuances	4,000	133,000
Proceeds from (payment of) promissory notes	(829,000)	1,000,000
Borrowings under lines of credit	633,000	1,381,000

Net cash (used in) provided by financing activities	(192,000)	2,514,000

Net increase in cash and cash equivalents	(495,000)	206,000
Cash and cash equivalents, at beginning of period	762,000	458,000

Cash and cash equivalents at end of period	$267,000	$664,000

Supplemental cash flow information:
Cash paid for interest expense	$151,000	$25,000

Cash paid for income taxes	$7,000	$2,000

Non-cash investing and financing activities:
Promissory note in connection with the acquisition of MDI	$—	$3,500,000
Common stock issued in conection with the acquisition of MDI	—	300,000
Accrued transaction costs associated with the acquisition of MDI	—	72,000

	$—	$3,872,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005

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

2. ACQUISITIONS

Effective December 31, 2005, the Company purchased certain assets of the transcription business unit of PracticeXpert. Under the terms of the agreement, Transcend paid $40,000 at closing as an advance against future earn-outs, and in addition may pay up to $460,000 over three years on a contingent earn-out basis. Due primarily to acquisition related costs of $99,000, the consideration exchanged exceeded the value of the net tangible assets acquired by $139,000, which was allocated as follows: $25,000 to customer relationships to be amortized over a period of five years and $114,000 to goodwill. As of June 30, 2006, there are no earn-out payments due to PracticeXpert.

Transcend acquired Florida-based Medical Dictation, Inc. (“MDI”) on January 31, 2005 in a stock purchase transaction accounted for as a purchase. MDI is a Florida-based transcription service company. Transcend acquired MDI to expand its medical transcription business, capitalize on the potential for the acquired business to grow and leverage our fixed overhead costs across a larger revenue base. Transcend paid $4.8 million, consisting of a $3.5 million promissory note, $1.0 million in cash and $300,000 of Transcend common stock, and incurred acquisition-related costs of approximately $400,000. Factors that contributed to the purchase price included historical and projected MDI cash flows, the quality of the customer base, the potential for MDI to grow and what Transcend and MDI considered to be industry norms for comparable transactions. The consideration exchanged exceeded the value of the net tangible assets acquired by approximately $4.1 million, which was allocated as follows: 50,000 to covenants-not-to-compete to be amortized over a period of five years; $500,000 to customer relationships to be amortized over a period of five years; and $3.6 million to goodwill.

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

3. MAJOR CUSTOMERS

No single customer accounted for greater than 10% of total revenue for the three or six months ended June 30, 2006. Revenue attributable to one customer totaled $732,000 or 11% and $1,438,000 or 12% of total revenue for the three and six months ended June 30, 2005, respectively. In addition, the Company provided medical transcription services for the three and six months ended June 30, 2006 and 2005 to individual customers of MDI that are members of a group of medical care facilities. Revenue attributable to members of this group comprised 26% of the Company’s total revenue for both the three and six months ended June 30, 2006, respectively, and 24% and 25% of the Company’s total revenue for the three and six months ended June 30, 2005, respectively.

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

	Useful Life in Years	June 30, 2006			December 31, 2005
		Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortizable intangible assets
Customer relationships	5	$50,000	$14,000	$36,000	$50,000	$9,000	$41,000
Covenants-not-to-compete	5	525,000	144,000	$381,000	525,000	92,000	$433,000

		$575,000	$158,000	$417,000	$575,000	$101,000	$474,000

5. BORROWING ARRANGEMENTS

On December 30, 2005, the Company entered into a four year, $5.6 million credit facility with Healthcare Finance Group (“HFG”). This new facility replaced the previous $2.0 million credit facility with Bank of America, N.A. The new facility matures on December 30, 2009 and is comprised of up to $3.6 million on a revolving accounts receivable-based line of credit and up to $2.0 million of term loans to fund acquisitions. As a part of the agreement with HFG, the Company issued a warrant to HFG to purchase 100,000 shares of Transcend Common Stock at an exercise price of $2.25 per share. The warrant expires at the later of December 29, 2009 or 90 days after the date that the loans under the Loan Agreement are paid in full. Borrowings bear interest at LIBOR plus 4% (9.1% as of June 30, 2006), are secured by Company assets and require that the Company maintain certain financial and other covenants. The balance outstanding under the new line of credit was $2.5 million as of June 30, 2006. There was no balance outstanding on the term loans as of June 30, 2006.

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

The Promissory Note relates to the Agreement for Financial Assistance by and between DCOA and Transcend effective as of March 1, 2005 that was approved by DCOA on March 4, 2005 and amended on June 6, 2006 (collectively, the “Agreement”). Under the terms of the Agreement, DCOA shall provide up to $2 million of interest-free, secured loans to Transcend (the “Loans”). In return, Transcend shall establish and operate a medical transcription training center and regional office in Abilene, Texas. In addition, Transcend shall recruit, hire and train up to 208 medical transcription professionals, the majority of whom shall be recruited from Abilene or the area surrounding Abilene, as defined in the Agreement. DCOA shall offer the Loans to Transcend in two increments of $1 million each in return for Transcend recruiting, hiring and training up to 104 medical transcription professionals for each Loan. The Promissory Note is the first such Loan.

Transcend and DCOA intend for the Promissory Note to be paid by Transcend using quarterly training credits and annual job creation/retention incentive credits provided to Transcend by DCOA as defined in the Agreement. Principal reductions of the Promissory Note shall be effected through quarterly training credits and annual earned job creation incentive credits, not cash, as follows: (1) $25,000 per month for the first six months of the Agreement provided that 15 employees are hired by Transcend during that period; (2) a quarterly training credit equal to 50% of the total wages paid to newly hired Medical Language Specialists (“MLS”) during their probationary period (not to exceed $4,000 per MLS); and (3) an annual job creation incentive credit of between 10% and 12% of compensation for the year for each full time equivalent employee (FTE), with cumulative per FTE credits capped at 30% to 35% of the FTE’s annual compensation (depending on the FTE’s compensation band) for FTEs hired on or before March 31, 2010 including compensation paid through March 31, 2012.

As of June 30, 2006, Transcend had earned credits of $243,000, reducing the principal balance on the Promissory Note to $757,000. The principal balance of the Promissory Note, if any, remaining on March 31, 2012 is payable in cash by Transcend unless said balance is forgiven by DCOA.

6. COMMITMENTS AND CONTINGENCIES

New Lease Commitments

During the first six months of 2006, the Company entered into new lease commitments totaling $720,000 related to the purchase of computer and other equipment, including $600,000 under a two-year operating lease and $120,000 under a three-year operating lease. The leases contain renewal options at lease termination and purchase options at amounts approximating fair market value at lease termination. Annual payments under the leases are approximately $340,000 plus applicable taxes.

Litigation

On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.,” was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL subsequently added Transcend’s insurance carriers as defendants to the lawsuit and later lost a court decision and related appeal in that regard. During June of 2006, OLOL amended its lawsuit to add a claim for misrepresentation and an additional breach of contract claim. On June 26, 2006, the Company responded by denying the allegations, and reasserting Transcend’s counterclaim against OLOL. The Company intends to defend vigorously all claims made by OLOL. The lawsuit is in an early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that their outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material adverse effect on the Company’s results of operations and financial condition.

The Company was involved in a dispute over fees payable to the Company by a third party under an earn-out provision of a 2000 asset sale agreement. The dispute was submitted to binding arbitration. On June 15, 2006, the Company was notified that the arbitrator had determined on June 12, 2006 that the Company was not due any additional fees under the earn-out provision. Each party to the arbitration is responsible for its own legal fees in the matter.

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

The Company has four stockholder-approved stock option plans for its key employees, directors and key consultants (the “Plans”). The Plans provide for the grant of incentive stock options, nonstatutory stock options and restricted stock awards. The options to purchase shares of the Company’s common stock are granted at fair market value, as defined in the option agreement, on the date of grant. Also, 43,333 shares of restricted stock awards were granted and outstanding under the Plans as of June 30, 2006.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all options granted in the three month period ended June 30, 2006: dividend yield of 0%; volatility of 39.96%; risk-free interest rate of 5.14%; expected forfeiture rate of 25%; weighted average exercise price of $2.44; and expected life of 4.0 years.

For the three and six months ended June 30, 2006, we recognized equity-based compensation expense of approximately $52,000 and $88,000, respectively, related to stock options. As of June 30, 2006, we had approximately $245,000 of future compensation expense which we expect to record in our statements of operations through 2010.

Had compensation cost for our equity-based compensation plans been recorded under our plans in accordance with the provisions of SFAS 123, our net income and net income per share, for the three and six month periods ended June 30, 2005, would have been as follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income attributable to common stockholders:
As reported	$(242,000)	$(230,000)
Pro forma	(280,000)	$(319,000)
Basic and diluted net income per share attributable to common stockholders:
As reported	$(0.03)	$(0.03)
Pro forma	(0.04)	(0.04)

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

On January 31, 2005, we completed the acquisition of Medical Dictation, Inc. (“MDI”). On January 31, 2006, we repaid $879,000 of the promissory note associated with the purchase of MDI. The balance of the note associated with the purchase of MDI is $2.3 million as of June 30, 2006. On December 30, 2005, we entered into a four-year, $5.6 million credit facility with Healthcare Finance Group. These transactions have had a material effect on the Company’s financial statements for the three and six months ended June 30, 2006 and are expected to have a material effect on future periods.

Beginning January 1, 2006, the Company began including depreciation and amortization as a separate line item in operating expenses on the Consolidated Statements of Operations and prior year information has been reclassified to conform to the current year presentation.

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

Goodwill and Intangible Assets. As of June 30, 2006, we reported goodwill and intangible assets at carrying amounts of $3.7 million and $417,000, respectively. The total of $4.1 million represents approximately 40% of total assets as of June 30, 2006. Our intangible assets are amortized over their estimated useful lives. The goodwill and intangible assets are associated with two acquisitions made during 2005. The Company had goodwill and intangible assets at carrying amounts of $3.4 million and $504,000, respectively, as of June 30, 2005.

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

Deferred Tax Asset. As of June 30, 2006, we have approximately $19.8 million of net operating loss carryforwards generating $7.7 million of deferred tax assets. Deferred income tax assets represent future tax benefits we expect to be able to apply against future taxable income. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, “Accounting for Income Taxes” requires us to record a valuation allowance against any deferred income tax benefits that we believe may expire before we generate sufficient taxable income to use them. We use current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. As of June 30, 2006, we have determined that it is likely that we will not be able to utilize all of our deferred tax benefits in the future and accordingly, we have established a valuation allowance of $7.7 million. We adjust the asset and allowance each quarter. If we were to determine that the operating loss carryforwards could be used and that the valuation allowance could be reduced, our net income would increase.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue increased $1.4 million, or 22%, to $8.0 million for the three months ended June 30, 2006, compared to revenue of $6.6 million for the three months ended June 30, 2005. MDI contributed revenue of $3.3 million for the three months ended June 30, 2006, compared to revenue of $2.3 million for the three months ended June 30, 2005. Excluding MDI, revenue increased $400,000. The net increase in consolidated revenue is primarily attributable to revenue from new customers.

Direct costs increased $990,000, or 20%, to $6.1 million for the three months ended June 30, 2006, compared to direct costs of $5.1 million for the three months ended June 30, 2005. Direct costs include costs attributable to compensation for transcriptionists, recruiting of transcriptionists, production management, customer service, technical support for production operations and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. All direct costs referred to above, other than compensation for transcriptionists, are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. The increase in direct costs is primarily attributable to increased variable transcription compensation related to the increase in revenue.

Gross profit increased $460,000, or 32%, to $1.9 million for the three months ended June 30, 2006, compared to gross profit of $1.5 million for the three months ended June 30, 2005. Gross profit as a percentage of revenue increased to 24% in the second quarter of 2006 compared to 22% in the second quarter of 2005. The increase of two percentage points is due primarily to the conversion from traditional typing to editing using the Company’s speech recognition-enabled BeyondTXT platform as well as leverage of fixed expenses as revenue grew.

Sales and marketing expenses decreased $200,000, or 62%, to $123,000 in the second quarter of 2006, compared to sales and marketing expenses of $323,000 in the second quarter of 2005. Sales and marketing expenses as a percentage of revenue for the second quarter of 2006 were 2% compared to 5% in the second quarter of 2005. The net decrease in sales and marketing expense is primarily due to a reorganization and reduction of the sales force in the third quarter of 2005 under which operations personnel were given increased sales responsibilities.

Research and development expenses decreased $2,000, or 2%, to $95,000 in the second quarter of 2006, compared to research and development expenses of $97,000 in the second quarter of 2005. Research and development expenses as a percentage of revenue were 1% for both the second quarter of 2006 and 2005. The absolute dollar decrease is due primarily to a reduction in staff.

The Company capitalized internal software development costs of approximately $37,000 and $45,000 for the three months ended June 30, 2006 and 2005, respectively, primarily related to enhancements of its speech recognition technology platform during both 2005 and 2006 and its billing system in 2005.

General and administrative expenses increased $144,000, or 15%, to $1.1 million in the second quarter of 2006, compared to general and administrative expenses of $955,000 in the second quarter of 2005. General and administrative expenses as a percentage of revenue for the second quarter of 2006 were 14% compared to 15% for the second quarter of 2005. The absolute dollar net increase was primarily due to the addition of MDI and increased group medical insurance and rent expense.

Depreciation and amortization expenses decreased $47,000, or 18%, to $213,000 in the second quarter of 2006, compared to depreciation and amortization expenses of $260,000 in the second quarter of 2005. Depreciation and amortization expenses as a percentage of revenue for the second quarter of 2006 were 3% compared to 4% for the second quarter of 2005. The decrease is primarily due to the completion of the depreciation of the Company’s T2K platform as of December 31, 2005.

Total operating expenses decreased $105,000, or 6%, to $1.5 million in the second quarter of 2006, compared to total operating expenses of $1.6 million in the second quarter of 2005. Total operating expenses as a percentage of revenue for the second quarter of 2006 were 19% compared to 25% for the second quarter of 2005. The decrease resulted primarily from the Company’s cost control initiatives implemented in the second half of 2005.

The Company reported net interest and other expense of $154,000 in the second quarter of 2006, comprised primarily of interest on the revolving line of credit and notes associated with the acquisition of MDI. For the second quarter of 2005, the Company reported net interest and other expense of $65,000.

The Company reported an income tax provision of $10,000 in the second quarter of 2006 and $1,000 in the second quarter of 2005, due to the expiration of certain state income tax credit carryforwards in 2004 and state income tax liabilities for states in which net operating loss carryforwards are not available. The Company has net operating loss carryforwards of approximately $19.8 million as of June 30, 2006.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue increased $4.1 million, or 35%, to $16.0 million for the six months ended June 30, 2006, compared to revenue of $11.9 million for the six months ended June 30, 2005. The increase in revenue is primarily attributable to the acquisition of MDI on January 31, 2005. MDI contributed revenue of $6.7 million for the six months ended June 30, 2006, compared to revenue of $3.7 million for the six months ended June 30, 2005, which included five months of MDI results. Excluding MDI, revenue increased $1.1 million, or 14%, during the first six months of 2006 compared to the first six months of 2005. The net increase in consolidated revenue is primarily attributable to revenue from new customers.

Direct costs increased $3.4 million, or 38%, to $12.3 million for the six months ended June 30, 2006, compared to direct costs of $8.9 million for the six months ended June 30, 2005. Direct costs include costs attributable to compensation for transcriptionists, recruiting of transcriptionists, production management, customer service, technical support for production operations and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. All direct costs referred to above, other than compensation for transcriptionists, are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. The increase in direct costs is primarily attributable to increased variable transcription compensation related to the growth in revenue.

Gross profit increased $749,000, or 26%, to $3.7 million for the six months ended June 30, 2006, compared to gross profit of $2.9 million for the six months ended June 30, 2005. Gross profit as a percentage of revenue decreased to 23% in the first half of 2006 compared to 25% in the first half of 2005. The decrease of two percentage points is due to competitive pricing pressure from both new and existing customers and the addition of MDI, which has historically had lower gross margins than Transcend.

Sales and marketing expenses decreased $349,000, or 61%, to $228,000 in the first six months of 2006, compared to sales and marketing expenses of $577,000 in the first six months of 2005. Sales and marketing expenses as a percentage of revenue for the six months ended June 30, 2006 were 1% compared to 5% in the first six months of 2005. The net decrease in sales and marketing expense is primarily due to a reorganization and reduction of the sales force in the third quarter of 2005 under which operations personnel were given increased sales responsibilities.

Research and development expenses decreased $36,000, or 16%, to $184,000 for the six months ended June 30, 2006, compared to research and development expenses of $220,000 for the six months ended June 30, 2005. Research and development expenses as a percentage of revenue for the first six months of 2006 were 1% compared to 2% for the six months ended June 30, 2005. The decrease is due primarily to a reduction in staff.

The Company capitalized internal software development costs of approximately $90,000 and $111,000 for the six months ended June 30, 2006 and 2005, respectively, primarily related to enhancements of its speech recognition technology platform during both 2005 and 2006 and its billing system in 2005.

General and administrative expenses increased $400,000, or 23%, to $2.2 million for the six months ended June 30, 2006, compared to general and administrative expenses of $1.8 million for the six months ended June 30, 2005. General and administrative expenses as a percentage of revenue for the first six months of 2006 were 14% compared to 15% for the first six months of 2005. The net increase was primarily due to the addition of MDI and increased group medical insurance and rent expense.

Depreciation and amortization expenses decreased $66,000, or 14%, to $412,000 for the six months ended June 30, 2006, compared to depreciation and amortization expenses of $478,000 for the six months ended June 30, 2005. Depreciation and amortization expenses as a percentage of revenue for the six months ended June 30, 2006 were 3% compared to 4% for the six months ended June 30, 2005. The decrease is primarily due to the completion of the depreciation of the Company’s T2K platform as of December 31, 2005.

Total operating expenses decreased $51,000, or 2%, to $3.0 million for the six months ended June 30, 2006, compared to total operating expenses of $3.0 million for the six months ended June 30, 2005. Total operating expenses as a percentage of revenue for the six months ended June 30, 2006 were 19% compared to 26% for the six months ended June 30, 2005. The overall decrease consisted of a reduction in non-MDI other operating expenses resulting from the Company’s cost control initiatives and was offset by an increase in other operating expenses at MDI related to its growth and the fact that the six months ended June 30, 2005 included only five months of MDI expenses.

The Company reported net interest and other expense of $288,000 for the six months ended June 30, 2006, comprised primarily of interest on the revolving line of credit and notes associated with the acquisition of MDI. For the six months ended June 30, 2005, the Company reported net interest and other expense of $108,000.

The Company reported an income tax provision of $17,000 for the six months ended June 30, 2006 and $2,000 for the six months ended June 30, 2005, due to the expiration of certain state income tax credit carryforwards in 2004 and state income tax liabilities for states in which net operating loss carryforwards are not available. The Company has net operating loss carryforwards of approximately $19.8 million as of June 30, 2006.

Contractual Obligations

During the first six months of 2006, the Company entered into new lease commitments totaling $720,000 related to the purchase of computer and other equipment, including $600,000 under a two-year operating lease and $120,000 under a three-year operating lease. The leases contain renewal options at lease termination and purchase options at amounts approximating fair market value at lease termination. Annual payments under the leases are approximately $340,000 plus applicable taxes.

Liquidity and Capital Resources

The Company’s current financial condition has been significantly influenced by the acquisition of MDI and the new credit facility with HFG. As of June 30, 2006, the Company had cash and cash equivalents of $267,000, working capital of $1.6 million, availability of approximately $311,000 on its line of credit based on eligible accounts receivable, and $2.0 million on its acquisition line of credit, both of which expire on December 30, 2009. See Note 5 to the Consolidated Financial Statements.

Net cash used in operating activities totaled $95,000 for the six months ended June 30, 2006, due primarily to an increase in accounts receivable and decrease in accrued liabilities, which was only partially offset by positive net income adjusted for non-cash items.

Net cash used in investing activities totaled $208,000 for the six months ended June 30, 2006, and was comprised primarily of computer hardware purchases and capitalized research and development expenses.

Net cash used in financing activities totaled $192,000 during the six months ended June 30, 2006, consisting primarily of $633,000 in net borrowings under the line of credit offset by a payment toward the MDI note of $829,000. There are no other principal payments due on any debt until January 31, 2007.

The Company is a defendant in a lawsuit that is discussed in Note 6 to the Consolidated Financial Statements included with this report.

The Company anticipates that cash on hand, together with cash flow from operations and cash available under its credit facility should be sufficient for the next twelve months to (a) finance operations, (b) make capital investments in the ordinary course of business, and (c) pay indebtedness when due.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency rates. Borrowings under our senior credit facility accrue interest at LIBOR plus 4% as defined in the credit agreement. As of June 30, 2006, $2.5 million was outstanding under this facility at an interest rate of 9.1% per annum. Changes in interest rates that increase the interest rate on the credit facility would make it more costly to borrow under that facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. Changes in interest rates that increase the interest rate by 1.0% would increase our interest expense by approximately $25,000 per year.

Item 4. Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s principal executive officer and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report (June 30, 2006), have concluded that the Company’s disclosure controls and procedures were effective for this purpose.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.,” was filed in the 19th Judicial District Court, Parish of East, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL subsequently added Transcend’s insurance carriers as defendants to the lawsuit and later lost a court decision and related appeal in that regard. During June of 2006, OLOL amended its lawsuit to add a claim for misrepresentation and an additional breach of contract claim. On June 26, 2006, the Company responded by denying the allegations, and reasserting Transcend’s counterclaim against OLOL. The Company intends to defend vigorously all claims made by OLOL. The lawsuit is in an early procedural stage, however, and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that their outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material adverse effect on the Company’s results of operations and financial condition.

The Company was involved in a dispute over fees payable to the Company by a third party under an earn-out provision of a 2000 asset sale agreement. The dispute was submitted to binding arbitration. On June 15, 2006, the Company was notified that the arbitrator had determined on June 12, 2006 that the Company was not due any additional fees under the earn-out provision. Each party to the arbitration is responsible for its own legal fees in the matter.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 17, 2006. The stockholders voted on the following proposals and the results of the voting are presented below.

1.	To elect a Board of Directors consisting of five members to hold office until the next annual meeting of stockholders or until their successors are elected and qualified.

Votes

Nominee	Votes For	Votes Withheld
Joseph P. Clayton	7,163,353	35,096
James D. Edwards	7,169,173	29,276
Larry G. Gerdes	7,169,173	29,276
Walter S. Huff Jr.	7,169,173	29,276
Charles E. Thoele	7,169,173	29,276

2.	To ratify the appointment of Miller Ray Houser & Stewart LLP as independent public accountants to audit the accounts of the Company for the year ending December 31, 2006. The stockholders ratified said appointment with 7,170,877 votes FOR, 40 votes AGAINST and 27,532 ABSTAINING.

Item 6. Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Asset Purchase Agreement dated October 13, 2000 with Provider HealthNet Services, Inc.	8-K	0-18217	2.7	October 30, 2000

2.2	Stock Purchase Agreement dated January 31, 2005 between Transcend Services, Inc. and Susan McGrogan, with respect to the purchase and sale of the capital stock of Medical Dictation, Inc.	10-K	0-18217	2.3	March 9, 2005

3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	10-K	0-18217	3 (a)	August 27, 1993

10.1	Amendment to Agreement for Financial Assistance dated June 6, 2006 between the Development Corporation of Abilene, Inc. and Transcend Services, Inc.

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

August 11, 2006	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)