Form 10-Q
period 2006-09-30
TRANSCEND SERVICES INC
filed 2006-11-01
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at October 24, 2006
Common Stock, $.05 par value	7,841,946

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$781,000	$762,000
Accounts receivable, net of allowance for doubtful accounts of $95,000 and $23,000 at September 30, 2006 and December 31, 2005, respectively	3,687,000	3,174,000
Prepaid expenses and other current assets	107,000	142,000

Total current assets	4,575,000	4,078,000

Property and equipment:
Computer equipment	3,466,000	3,215,000
Software	2,872,000	2,721,000
Furniture and fixtures	291,000	285,000

Total property and equipment	6,629,000	6,221,000
Accumulated depreciation and amortization	(5,092,000)	(4,555,000)

Property and equipment, net	1,537,000	1,666,000

Intangible assets:
Goodwill	3,686,000	3,694,000
Other intangible assets	575,000	575,000

Total intangible assets	4,261,000	4,269,000
Accumulated amortization	(187,000)	(101,000)

Intangible assets, net	4,074,000	4,168,000

Other assets	386,000	348,000

Total assets	$10,572,000	$10,260,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Promissory note payable	$1,105,000	$767,000
Accounts payable	295,000	243,000
Accrued compensation and benefits	969,000	838,000
Other accrued liabilities	486,000	698,000

Total current liabilities	2,855,000	2,546,000

Long term liabilities:
Line of credit	2,286,000	1,879,000
Promissory notes payable	1,918,000	3,183,000
Other liabilities	26,000	36,000

Total long term liabilities	4,230,000	5,098,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at September 30, 2006 and December 31, 2005	—	—
Common Stock, $0.05 par value; 15,000,000 shares authorized at September 30, 2006 and December 31, 2005; 7,842,000 and 7,876,000 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	392,000	394,000
Additional paid-in capital	28,297,000	28,119,000
Retained deficit	(25,202,000)	(25,897,000)

Total stockholders’ equity	3,487,000	2,616,000

Total liabilities and stockholders’ equity	$10,572,000	$10,260,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$7,957,000	$6,654,000	$23,959,000	$18,513,000
Direct costs	6,109,000	5,494,000	18,437,000	14,427,000

Gross profit	1,848,000	1,160,000	5,522,000	4,086,000

Operating expenses:
Sales and marketing	88,000	220,000	316,000	797,000
Research and development	99,000	98,000	283,000	318,000
General and administrative	989,000	1,029,000	3,159,000	2,800,000
Depreciation and amortization	201,000	257,000	613,000	735,000

Total operating expenses	1,377,000	1,604,000	4,371,000	4,650,000

Operating income	471,000	(444,000)	1,151,000	(564,000)
Interest expense, net	(113,000)	(67,000)	(359,000)	(168,000)
Other expense	(26,000)	(6,000)	(68,000)	(13,000)

Total interest and other expense	(139,000)	(73,000)	(427,000)	(181,000)

Income before income taxes	332,000	(517,000)	724,000	(745,000)

Income taxes	(12,000)	(1,000)	(29,000)	(3,000)

Net income	$320,000	$(518,000)	$695,000	$(748,000)

Basic earnings per share:
Net earnings per share	$0.04	$(0.07)	$0.09	$(0.10)

Weighted average shares outstanding	7,842,000	7,704,000	7,885,000	7,540,000

Diluted earnings per share:
Net earnings per share	$0.04	$(0.07)	$0.09	$(0.10)

Weighted average shares outstanding	7,890,000	7,704,000	7,933,000	7,540,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss) attributable to common stockholders	$695,000	$(748,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	613,000	674,000
Equity based compensation	173,000	—
Non-cash revenue	(99,000)	(150,000)
Changes in assets and liabilities
Accounts receivable, net	(513,000)	(552,000)
Prepaid expenses and other current assets	35,000	(271,000)
Other assets	(28,000)	(157,000)
Accounts payable	52,000	75,000
Accrued liabilities	(195,000)	227,000

Total adjustments	38,000	(154,000)

Net cash provided by (used in) operating activities	733,000	(902,000)

Cash flows from investing activities:
Capital expenditures, net	(153,000)	(611,000)
Capitalized software development costs	(151,000)	(172,000)
Proceeds from disposition of assets in a sale and leaseback	—	278,000
Purchase of business, net of cash acquired	—	(1,324,000)
Adjustment to purchase price for previous acquisition	8,000	—

Net cash used in investing activities	(296,000)	(1,829,000)

Cash flows from financing activities:
Proceeds from stock options and other issuances	3,000	336,000
(Repayment of) proceeds from promissory notes	(828,000)	1,000,000
Net borrowings on line of credit	407,000	1,639,000

Net cash (used in) provided by financing activities	(418,000)	2,975,000

Net increase in cash and cash equivalents	19,000	244,000
Cash and cash equivalents at beginning of period	762,000	458,000

Cash and cash equivalents at end of period	$781,000	$702,000

Supplemental cash flow information:
Cash paid for interest	$234,000	$49,000

Cash paid for income taxes	$18,000	$3,000

Non-cash investing and financing activities:
Promissory note in connection with the acquisition of MDI	$—	$3,500,000
Common stock issued in connection with the acquisition of MDI	—	300,000
Accrued transaction costs associated with the acquisition of MDI	—	72,000

Non cash capital expenditures	$—	$3,872,000

Non-cash investing and financing activities:
Issuance of unregistered stock in connection with the reduction of debt	$—	$100,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005

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

2. ACQUISITIONS

Transcend acquired Florida-based Medical Dictation, Inc. (“MDI”) on January 31, 2005 in a stock purchase transaction accounted for as a purchase. MDI is a Florida-based transcription service company providing medical transcription services using customer based technology solutions. Transcend acquired MDI to expand its medical transcription business, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. The purchase price was $4.8 million, consisting of a $3.5 million promissory note, $1.0 million in cash and $300,000 of Transcend common stock. Acquisition-related costs were approximately $400,000. The consideration exchanged exceeded the value of the net tangible assets acquired by approximately $4.1 million, which was allocated as follows: $50,000 to covenants-not-to-compete to be amortized over a period of five years; $500,000 to customer relationships to be amortized over a period of five years; and $3.6 million to goodwill.

Effective December 31, 2005, the Company purchased certain assets of the transcription business unit of PracticeXpert, a provider of turn-key practice management services and technology solutions to medical practitioners. Under the terms of the agreement, Transcend paid $40,000 at closing as an advance against future earn-outs, and in addition may pay up to $460,000 over three years on a contingent earn-out basis. Due primarily to acquisition related costs of $99,000, the consideration exchanged exceeded the value of the net tangible assets acquired by $139,000, which was allocated as follows: $25,000 to customer relationships to be amortized over a period of five years and $114,000 to goodwill. As of September 30, 2006, there are no earn-out payments due to PracticeXpert.

All goodwill and other intangible asset amortization related to the acquisition of MDI and PracticeXpert are expected to be deductible for income tax purposes. Transcend has included the results of operations of the acquired companies in its financial statements from the date of acquisition. On August 15, 2005, the holder of the promissory note originating in the MDI transaction reduced the principle amount of the promissory note by $100,000 in consideration for 35,971 unregistered shares of Transcend’s common stock issued at a fair market value per share of $2.78. On December 26, 2005, the holder reduced the principal amount of the promissory note by an additional $300,000 in consideration for 140,815 unregistered shares of Transcend’s common stock issued at a fair market value of $2.13 per share.

3. MAJOR CUSTOMERS

No single customer accounted for greater than 10% of total revenue for the three or nine months ended September 30, 2006. Revenue attributable to one customer totaled $744,000 or 11% and $2,182,000 or 12% of total revenue for the three and nine months ended September 30, 2005, respectively. In addition, the Company provided medical transcription services for the three and nine months ended September 30, 2006 and 2005 to individual customers of MDI that are members of a group of medical care facilities. Revenue attributable to members of this group comprised 25% of the Company’s total revenue for the three and nine months ended September 30, 2006 and 22% and 21% of the Company’s total revenue for the three and nine months ended September 30, 2005, respectively.

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

	Useful Life in Years	September 30, 2006			December 31, 2005
		Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortizable intangible assets
Customer relationships	5	$50,000	$17,000	$33,000	$50,000	$9,000	$41,000
Covenants-not-to-compete	5	525,000	170,000	355,000	525,000	92,000	433,000

		$575,000	$187,000	$388,000	$575,000	$101,000	$474,000

5. BORROWING ARRANGEMENTS

Line of Credit

On December 30, 2005, the Company entered into a four year, $5.6 million credit facility with Healthcare Finance Group (“HFG”). This new facility replaced the previous $2.0 million credit facility with Bank of America, N.A. The new facility matures on December 30, 2009 and is comprised of up to $3.6 million on a revolving accounts receivable-based line of credit and up to $2.0 million of term loans to fund acquisitions. As a part of the agreement with HFG, the Company issued a warrant to HFG to purchase 100,000 shares of Transcend Common Stock at an exercise price of $2.25 per share. The fair value of the warrant at grant date was estimated at $74,000 using the Black Scholes option-pricing model and is being amortized into interest expense over the life of the loan. The warrant expires at the later of December 29, 2009 or 90 days after the date that the loans under the Loan Agreement are paid in full. Borrowings bear interest at LIBOR plus 4% (9.33% as of September 30, 2006), are secured by accounts receivable and certain other Company assets and require that the Company maintain certain financial and other covenants. The balance outstanding under the line of credit was $2.3 million as of September 30, 2006. There was no balance outstanding on the term loans as of September 30, 2006.

DCOA Promissory Note

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

The Promissory Note relates to the Agreement for Financial Assistance by and between DCOA and Transcend effective as of March 1, 2005 that was approved by DCOA on March 4, 2005 and amended on June 6, 2006 (collectively, the “Agreement”). Under the terms of the Agreement, DCOA shall provide up to $2 million of interest-free, secured loans to Transcend (the “Loans”). In return, Transcend shall establish and operate a medical transcription training center and regional office in Abilene, Texas. In addition, Transcend shall recruit, hire and train up to 208 medical transcription professionals, the majority of whom shall be recruited from Abilene or the area surrounding Abilene, as defined in the Agreement. DCOA shall offer the Loans to Transcend in two increments of $1 million each in return for Transcend recruiting, hiring and training up to 104 medical transcription professionals for each Loan. The Promissory Note is the first such Loan. Through June 30, 2006, the latest date for which data has been certified by DCOA, Transcend has trained and hired 37 medical transcription professionals.

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

As of September 30, 2006, Transcend had earned credits of $249,000, reducing the principal balance on the Promissory Note to $751,000. The principal balance of the Promissory Note, if any, remaining on March 31, 2012 is payable in cash by Transcend unless said balance is forgiven by DCOA.

MDI Promissory Note

On January 31, 2005, the Company entered into a three year, $3.5 million promissory note in conjunction with the purchase of MDI. The note was secured by the common stock of MDI and bears interest at 5.0%. The note was to be repaid as follows:

•	On January 31, 2006, one-third of the principal payable together with all accrued but unpaid interest.

•	On January 31, 2007, one-half of the remaining principal together with all accrued but unpaid interest.

•	On January 31, 2008, the remaining principal together with all accrued but unpaid interest.

On August 15, 2005, the holder of the $3.5 million promissory note reduced the principal amount of the note by $100,000 in consideration for 35,971 unregistered shares of Transcend’s common stock issued at a fair market value of $2.78 per share. On December 26, 2005, the holder of the promissory note reduced the principal amount of the note by an additional $300,000 in consideration for 140,815 unregistered shares of Transcend’s common stock issued at a fair market value of $2.13 per share. On January 31, 2006, the Company paid $828,000 as the first installment of the promissory note. A portion of this principal payment, $61,000, was applied toward the second installment due on January 31, 2007. As of September 30, 2006, the balance of the note was $2.3 million, of which $1.1 million is due on January 31, 2007 and $1.2 million due on January 31, 2008.

6. COMMITMENTS AND CONTINGENCIES

New Lease Commitments

During the first nine months of 2006, the Company entered into new lease commitments totaling $725,000 related to the purchase of computer and other equipment, including $603,000 under a two-year operating lease and $115,000 under a three-year operating lease. The leases contain renewal options at lease termination and purchase options at amounts approximating fair market value at lease termination. Annual payments under the leases are approximately $343,000 plus applicable taxes.

Litigation

On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.,” was filed in the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL subsequently added Transcend’s insurance carriers as defendants to the lawsuit and later lost a court decision and related appeal in that regard. During June of 2006, OLOL amended its lawsuit to add a claim for misrepresentation and an additional breach of contract claim. On June 26, 2006, the Company responded by denying the allegations, and reasserting Transcend’s counterclaim against OLOL. The Company intends to vigorously defend all claims made by OLOL. The lawsuit is in an early procedural stage and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that the outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material effect on the Company’s results of operations and financial condition.

7. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted, using a modified version of prospective application, SFAS 123(R), “Share Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant. SFAS 123(R) did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (“SFAS 123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Upon adoption of SFAS 123(R), the Company began recording compensation cost related to stock options outstanding as of January 1, 2006 for which the service period related to the stock options had not been completed, as well as for all new stock option grants after the adoption date. The compensation cost to be recorded is based on the fair value at the grant date and the expense is recognized over the period of service related to the options (typically the vesting period). The adoption of SFAS 123(R) did not have an effect on recognition of compensation expense relating to the vesting of restricted stock grants or warrants.

Prior to adoption of SFAS 123(R), the Company accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board Statement 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, the Company was not required to record compensation expense when stock options were granted to employees as long as the exercise price was not less than the fair market value of the stock at the grant date.

The Company has four stockholder-approved stock option plans for its key employees, directors and key consultants (the “Plans”). The Plans provide for the grant of incentive stock options, nonstatutory stock options and restricted stock awards. As of September 30, 2006, there were 743,825 options and 10,000 shares of restricted stock issued and outstanding. The options to purchase shares of the Company’s common stock are granted at fair market value, as defined in the option agreement, on the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all options granted in the three month period ended September 30, 2006: dividend yield of 0%; volatility of 38.5%; risk-free interest rate of 4.56%; expected forfeiture rate of 25%; weighted average exercise price of $2.40; and expected life of 4.0 years.

For the three and nine months ended September 30, 2006, the Company recognized equity-based compensation expense of approximately $57,000 and $173,000, respectively. As of September 30, 2006, the Company had approximately $301,000 of future compensation expense which it expected to record in its statements of operations through 2010.

Had compensation cost for equity-based compensation plans been recorded in accordance with the provisions of SFAS 123 (R), the Company’s net income and net income per share, for the three and nine month periods ended September 30, 2005, would have been as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income attributable to common stockholders:
As reported	$(518,000)	$(748,000)
Pro forma	(558,000)	$(872,000)

Basic and diluted net income per share attributable to common stockholders:
As reported	$(0.07)	$(0.10)
Pro forma	(0.07)	(0.12)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain information included in this Quarterly Report on Form 10-Q contains, and other reports or materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company or its management) contain or will contain, “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, Section 27A of the Securities Act of 1933, as amended and pursuant to the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may relate to financial results and plans for future business activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are competitive pricing pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for the Company’s products and services, business conditions in the integrated health care delivery network market, difficulties in implementing the Company’s offshore outsourcing objectives, the effect of future acquisitions, if any, and the risk factors detailed from time to time in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. Any forward-looking statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and as such speak only as of the date made.

Overview

Transcend Services, Inc. (the “Company”) utilizes a combination of its proprietary internet-based voice and data distribution technology, customer based technology and home-based medical language specialists to convert physicians’ voice recordings into electronic medical record documents.

On January 31, 2005, we purchased Medical Dictation, Inc. (“MDI”) for $4.8 million. The purchase was financed with a $3.5 million promissory note, $1.0 million in cash and $300,000 of Transcend common stock. We have repaid $1.2 million of the promissory note with a combination of cash and Transcend common stock. The balance of the MDI promissory note is $2.3 million as of September 30, 2006. On December 30, 2005, we entered into a four-year, $5.6 million credit facility with Healthcare Finance Group. These transactions have had a material effect on the Company’s financial statements for the three and nine months ended September 30, 2006 and are expected to have a material effect on future periods.

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

Goodwill and Intangible Assets. As of September 30, 2006, we reported goodwill and intangible assets at carrying amounts of $3.7 million and $388,000, respectively. The total of $4.1 million represents approximately 39% of total assets as of September 30, 2006. Our intangible assets are amortized over their estimated useful lives. The goodwill and intangible assets are associated with two acquisitions made during 2005. The Company had goodwill and intangible assets at carrying amounts of $3.6 million and $477,000, respectively, as of September 30, 2005.

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

Deferred Tax Asset. As of September 30, 2006, we have approximately $19.0 million of net operating loss carryforwards generating $6.8 million of deferred tax assets. Deferred income tax assets represent future tax benefits we expect to be able to apply against future taxable income. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, “Accounting for Income Taxes” requires us to record a valuation allowance against any deferred income tax benefits that we believe may expire before we generate sufficient taxable income to use them. We use current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. As of September 30, 2006, we have determined that it is likely that we will not be able to utilize all of our deferred tax benefits in the future and accordingly, we have established a valuation allowance of $6.8 million. We adjust the asset and allowance each quarter. If we were to determine that the operating loss carryforwards could be used and that the valuation allowance could be reduced, our net income would increase.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue increased $1.3 million, or 20%, to $8.0 million for the three months ended September 30, 2006, compared to $6.7 million for the three months ended September 30, 2005. The net increase in revenue is primarily attributable to revenue from new customers partially offset by the previously announced departure of one customer which moved to a different platform at the end of the second quarter of 2006.

Direct costs increased $615,000, or 11%, to $6.1 million for the three months ended September 30, 2006, compared to $5.5 million for the three months ended September 30, 2005. Direct costs include costs attributable to compensation for transcriptionists, recruiting, production management, customer service, technical support for production operations and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. All direct costs referred to above, other than compensation for transcriptionists, are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity. The increase in direct costs is primarily attributable to increased variable transcription compensation related to the increase in revenue.

Gross profit increased $688,000, or 59%, to $1.8 million for the three months ended September 30, 2006, compared to $1.2 million for the three months ended September 30, 2005. Gross profit as a percentage of revenue increased to 23% in the third quarter of 2006 compared to 17% in the third quarter of 2005. The increase is due primarily to (1) the rollout of the Company’s speech recognition-enabled BeyondTXT platform and (2) growth of relatively fixed indirect cost of operations expenses at a slower rate than the rate of revenue growth.

Sales and marketing expenses decreased $132,000, or 60%, to $88,000 in the third quarter of 2006, compared to $220,000 in the third quarter of 2005. Sales and marketing expenses as a percentage of revenue for the third quarter of 2006 were 1% compared to 3% in the third quarter of 2005. The net decrease in sales and marketing expense is primarily due to a reorganization and reduction of the sales force in the third quarter of 2005 under which operations personnel were given increased sales responsibilities.

General and administrative expenses decreased $40,000, or 4%, to $989,000 in the third quarter of 2006, compared to $1.0 million in the third quarter of 2005. General and administrative expenses as a percentage of revenue for the third quarter of 2006 were 12% compared to 15% for the third quarter of 2005. The net decrease is primarily due to the Company’s cost control initiatives implemented in the second half of 2005.

Depreciation and amortization expenses decreased $56,000, or 22%, to $201,000 in the third quarter of 2006, compared to $257,000 in the third quarter of 2005. Depreciation and amortization expenses as a percentage of revenue for the third quarter of 2006 were 3% compared to 4% for the third quarter of 2005. The decrease is primarily due to the Company’s T2K platform becoming fully depreciated as of December 31, 2005.

The Company reported net interest and other expense of $139,000 in the third quarter of 2006, comprised primarily of interest on the revolving line of credit and notes associated with the acquisition of MDI. For the third quarter of 2005, the Company reported net interest and other expense of $73,000.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue increased $5.4 million, or 29%, to $24.0 million for the nine months ended September 30, 2006, compared to $18.5 million for the nine months ended September 30, 2005. The increase in revenue is primarily attributable to the acquisition of MDI on January 31, 2005. MDI contributed revenue of $10.3 million for the nine months ended September 30, 2006, compared to revenue of $6.1 million for the nine months ended September 30, 2005, which included eight months of MDI results. Excluding MDI, revenue increased $1.2 million during the first nine months of 2006 compared to the first nine months of 2005. The net increase in consolidated revenue is primarily attributable to revenue from new customers.

Direct costs increased $4.0 million, or 28%, to $18.4 million for the nine months ended September 30, 2006, compared to $14.4 million for the nine months ended September 30, 2005. The increase in direct costs is primarily attributable to nine months of MDI’s operations in 2006 compared to eight months in 2005 and increased variable transcription compensation related to the growth in revenue.

Gross profit increased $1.4 million, or 35%, to $5.5 million for the nine months ended September 30, 2006, compared to $4.1 million for the nine months ended September 30, 2005. Gross profit as a percentage of revenue increased to 23% in the first nine months of 2006 compared to 22% in the first nine months of 2005. The absolute dollar increase is primarily due to nine months of MDI’s operations in 2006 compared to eight months in 2005 and the rollout of the Company’s speech recognition-enabled BeyondTXT platform.

Sales and marketing expenses decreased $481,000, or 60%, to $316,000 in the first nine months of 2006, compared to $797,000 in the first nine months of 2005. Sales and marketing expenses as a percentage of revenue for the nine months ended September 30, 2006 were 1% compared to 4% in the first nine months of 2005. The net decrease in sales and marketing expense is primarily due to a reorganization and reduction of the sales force in the third quarter of 2005 under which operations personnel were given increased sales responsibilities.

Research and development expenses decreased $35,000, or 11%, to $283,000 for the nine months ended September 30, 2006, compared to $318,000 for the nine months ended September 30, 2005. Research and development expenses as a percentage of revenue for the first nine months of 2006 were 1% compared to 2% for the nine months ended September 30, 2005. The decrease is due primarily to a reduction in staff.

General and administrative expenses increased $359,000, or 13%, to $3.2 million for the nine months ended September 30, 2006, compared to $2.8 million for the nine months ended September 30, 2005. General and administrative expenses as a percentage of revenue for the first nine months of 2006 were 13% compared to 15% for the first nine months of 2005. The net increase was primarily due to the addition of MDI and increased group medical insurance and rent expense offset by the Company’s cost control initiatives implemented in the second half of 2005.

Depreciation and amortization expenses decreased $122,000, or 17%, to $613,000 for the nine months ended September 30, 2006, compared to $735,000 for the nine months ended September 30, 2005. Depreciation and amortization expenses as a percentage of revenue for the nine months ended September 30, 2006 were 3% compared to 4% for the nine months ended September 30, 2005. The decrease is primarily due to the Company’s T2K platform becoming fully depreciated as of December 31, 2005.

The Company reported net interest and other expense of $427,000 for the nine months ended September 30, 2006, comprised primarily of interest on the revolving line of credit and notes associated with the acquisition of MDI. For the nine months ended September 30, 2005, the Company reported net interest and other expense of $181,000.

Contractual Obligations

During the first nine months of 2006, the Company entered into new lease commitments totaling $725,000 related to the purchase of computer and other equipment, including $603,000 under a two-year operating lease and $115,000 under a three-year operating lease. The leases contain renewal options at lease termination and purchase options at amounts approximating fair market value at lease termination. Annual payments under the leases are approximately $343,000 plus applicable taxes.

Contractual Obligations	Payments due by period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-Term Debt Obligations	$5,309,000	$1,105,000	$1,167,000	$2,286,000	$751,000
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	1,583,000	987,000	593,000	3,000	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities	0	0	0	0	0

Total	$6,892,000	$2,092,000	$1,760,000	$2,289,000	$751,000

Liquidity and Capital Resources

The Company’s current financial condition has been significantly influenced by the acquisition of MDI and the new credit facility with HFG. As of September 30, 2006, the Company had cash and cash equivalents of $781,000, working capital of $1.7 million, availability of approximately $684,000 on its line of credit based on eligible accounts receivable (after setting aside $800,000 toward the January 2007 installment on the MDI promissory note), and $2.0 million on its acquisition line of credit, both of which expire on December 30, 2009. See Note 5 to the Consolidated Financial Statements.

Cash provided by operating activities was $733,000 for the nine months ended September 30, 2006 compared to cash used in operating activities of $902,000 for the nine months ended September 30, 2005. The improvement was due primarily to an increase in net income.

Cash used in investing activities was $296,000 for the nine months ended September 30, 2006, compared to $1.8 million for the nine months ended September 30, 2005. The decrease was due primarily to the purchase of MDI in 2005 with no corresponding acquisitions in 2006.

Cash used in financing activities was $418,000 for the nine months ended September 30, 2006, consisting primarily of an $828,000 principal repayment on the MDI promissory note offset by net borrowings of $407,000 on the line of credit. For the nine months ended September 30, 2005, cash provided by financing activities was $3.0 million, consisting of net borrowings of $1.6 million on the line of credit, $1.0 million in proceeds from the DCOA promissory note and $336,000 in proceeds from stock options and other equity issuances.

The Company anticipates that cash on hand, together with cash flow from operations and cash available under its credit facility should be sufficient for the next twelve months to (a) finance operations, (b) make capital investments in the ordinary course of business, and (c) pay indebtedness when due. Part of the growth strategy for Transcend is through acquisition. Management believes that the $2.0 million term loan from HFG together with other acquisition options, such as owner financing, is sufficient to execute its acquisition strategy.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We do not use derivative financial instruments in our operations or investments and do not have significant operations subject to fluctuations in foreign currency rates. Borrowings under our senior credit facility accrue interest at LIBOR plus 4% as defined in the credit agreement. As of September 30, 2006, $2.3 million was outstanding under this facility at an interest rate of 9.33% per annum. An increase in LIBOR would make it more costly to borrow under the credit facility and may impede our acquisition and growth strategies if we determine that the costs associated with borrowing funds are too high to implement these strategies. An increase in the interest rate of 1.0% would increase our interest expense by approximately $23,000 per year.

Item 4. Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s principal executive officer and principal financial officer, based on their evaluation of the Company’s disclosure controls and procedures as of the end of the quarterly period covered by this report (September 30, 2006), have concluded that the Company’s disclosure controls and procedures were effective for this purpose.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.,” was filed in the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. OLOL is seeking an unspecified amount of monetary damages. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. OLOL subsequently added Transcend’s insurance carriers as defendants to the lawsuit and later lost a court decision and related appeal in that regard. During June of 2006, OLOL amended its lawsuit to add a claim for misrepresentation and an additional breach of contract claim. On June 26, 2006, the Company responded by denying the allegations, and reasserting Transcend’s counterclaim against OLOL. The Company intends to vigorously defend all claims made by OLOL. The lawsuit is in an early procedural stage and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that the outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material effect on the Company’s results of operations and financial condition.

Item 1A. Risk Factors

As of September 30, 2006, approximately 5% of our volume was subcontracted to offshore providers. As we increase our reliance on these offshore providers, we are exposed to operational and financial risks not inherent in our United States operations. These risks include political, economic and social instability, unexpected changes in the regulatory environment, currency fluctuations and the possibility that our offshore providers will be acquired by a competitor and discontinue their relationship with Transcend.

There have been no other material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

TRANSCEND SERVICES, INC.

October 31, 2006	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)