Form 10-K
period 2006-12-31
TRANSCEND SERVICES INC
filed 2007-03-09
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-18217

TRANSCEND SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0378756
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

945 East Paces Ferry Road, N.E., Suite 1475, Atlanta, Georgia	30326
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (404) 364-8001

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Note Applicable

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

Large accelerated filer  ☐                      Accelerated filer  ☐                     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act). Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $19.1 million as of June 30, 2006.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 8,118,095 shares of Common Stock, $0.05 par value, as of March 5, 2007.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders, are incorporated by reference herein in response to Part III of this report.

PART I

ITEM 1.	BUSINESS

Transcend Services, Inc. (“Transcend”, “we”, “our”, “us” or the “Company”) provides medical transcription services to the healthcare industry. Transcription services consist of (1) receiving physician dictation of a medical encounter in the form of voice and data files from customers, (2) producing a text-based report and (3) distributing an electronic version of the report back to the customer.

Our mission is to provide accurate documentation of the patient / medical provider encounter on-time at a fair price. We provide two primary transcription options for our customers. If the customer does not have its own transcription technology or no longer has the desire or resources to maintain and upgrade whatever technology they do have in place, Transcend can provide a turnkey solution using our BeyondTXT workflow technology and services. If the customer has invested in their own transcription technology and wishes to keep its system in place, we can access the system and perform all transcription services using the customer’s system.

Our customers include hospitals, hospital systems, multi-specialty clinics and physician group practices in the United States.

INDUSTRY OVERVIEW

The market for our medical transcription services is sizable. The total annual market potential for outsourced medical transcription services is estimated to be approximately $6 billion. While competition is significant, with perhaps 1,500 transcription services companies nationally, we believe that we are one of only a handful of companies that operate on a single, Internet-based technology.

Demand for medical transcription services is growing as the demand for healthcare services increases. Macro-economic trends such as the aging of the baby boomer generation are projected to have a major impact on the demand for healthcare services in general and should lead to a corresponding increase in the demand for medical transcription services.

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

HISTORY OF THE COMPANY

The Company was incorporated in California in 1976 and reorganized as a Delaware corporation in 1988. On January 10, 1995, the Company, formerly known as TriCare, Inc., acquired Transcend Services, Inc., then a Georgia corporation, by the merger of Transcend Services, Inc. into First Western Health Corporation (“First Western”), a subsidiary of the Company (“the Merger”). On May 31, 1995, Transcend Services, Inc. and Veritas Healthcare Management (“Veritas”), another subsidiary of the Company, merged into the Company, whose name was then changed to Transcend Services, Inc. The Merger was treated for financial accounting purposes as the acquisition of TriCare, Inc. by Transcend Services, Inc. The historical financial statements of the former Transcend Services, Inc. became the financial statements of the Company and include the businesses of both companies as of the effective date of the Merger.

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

In May 2002, we sold certain assets and the operations of our wholly-owned subsidiary Cascade Health Information Software, Inc. (“Cascade”) to QuadraMed Corporation. The strategic sale refocused us on our core recurring revenue transcription services business. As a result of the sale of Cascade, we now operate in one reportable business segment as a provider of medical transcription services to the healthcare industry.

In December 2004, we introduced our BeyondTXT platform. We plan to gradually increase the percentage of voice files processed through BeyondTXT speech recognition from approximately 20% of our total volume at the end of 2006 to approximately 25% by the end of 2007. Longer term, the percentage of volume that is edited using speech recognition technology is dependent on such factors as the mix of volume that is processed on our platform vs. customer platforms, the percentage of dictators for which we are able to build high quality voice profiles and our ability to hire and train editors.

On January 31, 2005, the Company acquired Medical Dictation, Inc., (“MDI”), a Florida-based medical transcription services company. Effective December 30, 2005, the Company purchased certain assets of the transcription business unit of PracticeXpert. On January 16, 2007, the Company purchased certain assets of OTP Technologies, Inc. (“OTP”), a Chicago area medical transcription company.

BUSINESS STRATEGY

Transcend’s sole focus is providing medical transcription services to the healthcare industry. Our strategy is to succeed in the marketplace by: (1) increasing market penetration; (2) maintaining and enhancing customer satisfaction; (3) sustaining technological leadership; (4) attracting and retaining talented medical language specialists (“MLS”), including both transcriptionists and editors; (5) managing growth effectively; and (6) helping the market to understand how our offerings are different and superior.

Increase Market Penetration

We believe that the Company is well-positioned to increase market share by taking advantage of uneven service delivery by some of the larger medical transcription firms and a lack of technology and capacity at smaller competitors. Our tested and proven infrastructure allows us to serve substantially more customers without a significant increase in fixed costs. While continuing to focus on day-to-day customer satisfaction, we intend to add new accounts to our existing customer base to efficiently utilize the capacity of the Company’s infrastructure and established customer-oriented support organization.

We also intend to increase market share through acquisitions. We have engaged an investment banker to help locate potential acquisition candidates and financing for these acquisitions either through debt or equity or a combination thereof.

Maintain and Enhance Customer Satisfaction

Satisfied customers who provide sales leads and references are a significant source of new business for us. Accordingly, we have an ongoing program to monitor and improve customer satisfaction. This program includes continuous monitoring of transcription production statistics relative to contracted standards, periodic transcription customer surveys and a dedicated regional operations support organization that maintains regular, often daily, contact with our customers. We practice continuous quality improvement with the goal of improving our level of service.

Sustain Technological Leadership

We intend to utilize the most effective technologies available to improve the medical transcription process because we believe that the application of advanced technologies will reshape the way patient information is managed across the healthcare delivery system in the future, as well as provide margin expansion through improved business efficiencies. We have converted all of our turnkey transcription operations to an Internet-based platform (BeyondTXT), which provides significant advantages in recruiting, workflow management and production control. We will continue to invest in improving our infrastructure to yield faster turnaround times, better workflow management and increased productivity by evaluating and implementing new technologies, such as speech recognition and natural language processing. We have also made a concerted effort to ensure that our data, and that of our clients, remains confidential and secure.

Attract and Retain Professional Staff

One of our critical success factors is the recruitment and retention of the industry’s best knowledge workers (medical language specialists, application developers and service professionals). We believe that there will be a shortage of qualified traditional medical language specialists in the future. The solution to this shortage will be to attract and retain workers by offering competitive pay and benefits, stable and responsive management, a predictable abundance of work, career development opportunities and the opportunity to work from home. We believe the shortage will be mitigated by the switch to speech recognition, since the ability to edit documents (as opposed to typing them) may open the labor market to a new pool of professionals. Moving a portion of our work to offshore partners, especially during evenings and weekends, will also ease the burden of any shortage in U.S. based transcriptionists.

Manage Growth Effectively

We intend to grow by focusing our sales team on potential new accounts and our operations team on expansion of our existing customer base. This will involve adding sales and account management resources as necessary to concentrate on revenue growth. In addition, we will selectively consider acquisitions of medical transcription companies. We believe that we have the management team in place to manage this growth.

Increase Target Market’s Understanding of Transcend Differentiators

We have designed a proven production technology that helps to ensure the timely, accurate and secure creation and distribution of electronic medical documents. Based upon comprehensive, written annual surveys from our customers, we believe that our services can be differentiated from those of competitors by a number of factors. These factors include: a top-to-bottom organizational commitment to excellence in customer service; fast, predictable turnaround times; consistently high accuracy and document quality; flexible distribution methodology; the ability for customers to monitor the status of documents throughout the process; and a breadth and depth of transcription offerings which we believe few in the industry can match. We can create customized transcription services that fit customers’ needs, ranging from complete outsourcing of technology and people resources to project-based overflow work using the customer’s systems. Our offerings utilize a range of technologies, including our BeyondTXT platform, a secure and reliable data center and advanced integration and distribution technologies.

SERVICES

We provide two primary transcription options for our customers; (A) our proprietary BeyondTXT workflow technology and services and (B) transcription support services for customers with their own transcription systems.

Our BeyondTXT system, powered by our web-enabled voice and data distribution technology, allows Transcend’s home-based medical language specialists to convert physicians’ voice recordings into electronic documents. Physicians may dictate from several dictation products on the market (including handheld devices) or any phone (including hospital- or clinic-based transcription stations, an office- or home-based land line, or even a cell phone). The information is securely captured in a digital format in our central voice hub in Atlanta, Georgia. The digital voice files are then compressed, encrypted and stored. Our home-based medical language specialists securely access these files over the internet, play back the voice recordings using headsets and foot pedals, and either transcribe the recorded voice or edit the document created by our BeyondTXT speech recognition tool to create electronic documents. The completed electronic documents are then returned to the Atlanta hub over the internet, where they may then be accessed by remote quality assurance personnel, if necessary. Completed documents are distributed securely to a variety of end-user sources including hospital information systems via electronic interface, faxes, printers and web-based consoles. Typically, documents are produced and delivered within 24 hours of the physicians’ dictation. Documents requiring faster turnaround times, many as quickly as four hours for STAT requests, are priced at a premium. The Company’s transcription operations run around the clock, every day of the year.

Portions of the BeyondTXT technology were provided to us by a third party vendor under an agreement originally entered into on September 28, 2004. The original agreement was replaced by a new agreement, commencing September 1, 2006, that provides for a one-year, non-exclusive license that is renewable for up to four successive one-year periods at Transcend’s sole option and additional successive one-year periods if mutually agreed to by both parties. The proprietary third party technology consists of a natural language understanding processor, a conversational speech recognition engine and various editing tools, all of which work in concert with each other to continually learn and translate voice records into editable, structured clinical documentation with improving levels of accuracy over time. BeyondTXT effectively addresses the short supply of qualified medical language specialists in the marketplace by enhancing the productivity of our employees, which we expect to positively impact our financial performance.

For customers who already have their own transcription workflow system, we provide outsourced transcription and editing services on the customer’s platform. AIM and Meditech are two of the primary typing platforms used by our MLS. We also have a partnership with eScription, which is a popular hosted ASP solution which can be licensed by healthcare organizations. eScription is speech recognition-enabled, allowing us to provide editing services to those clients in addition to traditional typing services. The primary advantage to this business model is simplicity – there is no proprietary workflow system to develop and maintain. There is, however, less opportunity to leverage technology to improve profitability. Over time, we expect to migrate many customers off of their own systems and onto BeyondTXT.

In July 2006, we began subcontracting a portion of our work to two offshore medical transcription firms. One benefit to the use of offshore partners is the realization of reductions in turnaround time, especially during evening hours, on weekends and on holidays. As of December 31, 2006, approximately 7% of our volume was processed by offshore contractors. We expect this number to gradually increase in 2007. A significant portion of our existing and potential customers require that transcription services be performed domestically, and we remain committed to providing the majority of our services using domestic medical language specialists.

CUSTOMERS

We currently deliver dictation and transcription services to approximately 160 hospitals and clinics with recurring revenue generally under long-term contracts or other arrangements. The average level of annual revenue generated by a transcription customer is approximately $200,000, but we had several customers that each contributed annual revenue exceeding $1 million in 2006.

Revenue attributable to one contract with Providence Health System - Washington for four hospitals totaled $3,017,000, $2,924,000 and $2,292,000 or 9.2%, 11.2% and 15.1% of total revenue for 2006, 2005 and 2004 respectively. In addition, in 2006 the Company had revenue under separate agreements with approximately 40 customers who are members of Health Management Associates, Inc., a single healthcare enterprise. Revenue attributable to members of Health Management Associates, Inc. comprised $8,473,000 and $5,813,000 or 25.9% and 22.2% of the Company’s total revenue for 2006 and 2005, respectively. The Company did not provide transcription services for Health Management Associates, Inc. during 2004.

SALES AND MARKETING

We are building a small but experienced sales team focused on the initial sale of medical transcription services to new accounts. When fully staffed, we currently expect this team to consist of our Senior Vice President of Sales and Marketing and three account executives. We use a telemarketing firm to generate leads for this team. Historically, our sales leads were generated from personal contacts with senior hospital executives and from client referrals. We recognize the importance of relationship selling and referrals, therefore our operations management team, especially our Chief Operating Officer, as well as our Regional Operations Managers, are also responsible for generating new business. We believe this customer-focused, operationally-oriented approach adds credibility to our offering.

Tactics we will use to build visibility and attract leads include the use of a full-time lead generation firm, targeted public relations, advertising in industry trade publications, direct mailings, attending key industry meetings, exploiting our presence on the internet, building upon existing software, hardware and service vendor relationships to generate leads and/or introductions to prospects for transcription services, and utilizing customer testimonials to generate new sales leads.

COMPETITION

We experience competition from many local, regional and national businesses. The medical transcription services market, which is estimated at over $6 billion in outsourced annual revenue, is highly fragmented with more than 1,500 companies, ranging from sole practitioners to large public companies, in the United States alone. The vast majority of medical transcription firms are small operations with less than $5 million in annual revenue. The industry is characterized by low barriers to entry.

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

Medical transcription is either performed in-house by hospital or clinic personnel or outsourced to local, regional, national or offshore vendors. Hospitals and clinics may choose to outsource for many reasons: (1) the shortage of qualified medical transcriptionists; (2) the unique and burdensome management challenges of managing a 24 x 7 operation that must deliver critical patient care information quickly; and/or (3) the high cost of equipping in-house personnel with the hardware, software and support necessary for their jobs. Successful transcription companies make use of technological advances in internet access, speech recognition, security, software and hardware that allow remotely located, highly trained personnel to function as well as (or even better than) in-house employees. We believe that the principal historical competitive factors of price and quality (turnaround time and accuracy) are expanding to include other factors such as speech recognition capability, electronic security, hardware redundancy (to protect against data loss) and data integration. In addition, we believe that the ability to recruit, train and, most importantly, manage personnel nationally and internationally, coupled with the use of internet communications, will lead to further outsourcing, and that only those companies prepared to compete using resources outside the local market will prosper.

Some of our larger transcription competitors include MedQuist, Spheris, CBay Systems, SPi, Heartland Information Services, Diskiter, Webmedx and Precyse Solutions. Over the past several years, the medical transcription industry has been undergoing consolidation by Spheris and others. In 2006, for example, Cymed was acquired by SPi, a business process outsourcing firm, which was acquired at approximately the same time by a subsidiary of the Philippines long-distance telephone company. Also, Heartland was acquired by Spryance, who will keep the Heartland name.

Companies which license transcription platforms to healthcare providers can be both partners and competitors of Transcend. These solutions come from companies such as SoftMed Systems (a subsidiary of 3M), Nuance Communications, Inc., Arrendale Associates and eScription. In the area of speech recognition, eScription is now an important partner and we are actively pursuing additional eScription business.

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

We have designated our Chief Operating Officer as our HIPAA compliance officer and have implemented physical, technical and administrative safeguards related to the access, use and/or disclosure of individually identifiable health information to help ensure the privacy and security of this information as required by HIPAA. We have made and continue to make investments in systems to support customer operations that are regulated by HIPAA.

EMPLOYEES

As of December 31, 2006, we had 613 full-time and 264 part-time employees. These include 496 full-time and 256 part-time medical language specialists, virtually all of whom work from home. We are not currently a party to any collective bargaining agreement, nor are our employees. We have not experienced any strikes or work stoppages, and believe that our relations with our employees are good.

ITEM 1A.	RISK FACTORS

Our business, financial condition and operating results can be affected by a number of factors, including those listed below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could also materially affect our business, financial condition or the price of our common stock.

We have a history of operating losses and an investment in our common stock is extremely speculative and involves a high degree of risk.

We reported net income attributable to common stockholders of $277,000 in 2004, a net loss of $1,192,000 in 2005 and net income of $1,457,000 for 2006. We have an accumulated deficit of $24,440,000 as of December 31, 2006. As a result, there can be no assurance that we will be able to maintain profitability during 2007 and beyond. Accordingly, an investment in our common stock is speculative in nature and involves a high degree of risk.

Our ability to sustain and grow profitable operations is dependent upon our ability to maintain our financing arrangements.

On December 30, 2005, we entered into a four year, $5.6 million credit facility with Healthcare Finance Group (“HFG”). The facility includes a $3.6 million revolving accounts receivable-based line of credit and up to $2.0 million of term loans to fund acquisitions. The credit facility requires that the Company maintain certain financial and other covenants. If we are unable to maintain the covenants we may be in default of the credit facility and may not be able to make acquisitions that could be helpful to our business, nor have enough resources to repay the current debt. In addition, our credit facility restricts our ability to complete large acquisitions without HFG’s consent.

Our ability to execute our acquisition strategy is dependent upon our ability to secure financing.

Our existing credit facility with HFG provides for up to $2.0 million of term loans to fund acquisitions. In January 2007, we acquired OTP and borrowed $520,000 against the acquisition loan, thereby reducing the amount available for acquisitions to $1,480,000. We have engaged an investment banker to help locate potential acquisition candidates and financing for these acquisitions either through debt or equity or a combination thereof. Failure to secure acquisition financing would prevent us from executing our acquisition strategy and limit our ability to grow revenue.

Our ability to sustain and grow profitable operations is dependent upon our ability to retain customers.

During 2006 we experienced very low customer attrition levels. Customer retention is largely dependent on providing quality service at competitive prices. Customer retention may also be impacted by events outside of our control such as changes in customer ownership, management or financial condition and competitors’ sales efforts. We cannot guarantee that our service levels and cost of our services will be perceived by our customers as adding value sufficient to retain the business. If we experience a higher than expected rate of customer attrition, the resulting loss of business could adversely affect our operating results and financial condition.

Our ability to sustain and grow profitable operations is dependent upon our ability to sell transcription services to new customers.

Our market is highly competitive. Generally, customers change providers only when the service provided does not meet their quality standards and/or the cost of services is greater than competitor’s prices. We cannot guarantee we will be able to sell our services to new customers to grow our revenue. If we are not able to sell our services to new customers successfully we will not be able to grow profitable operations. Failure to grow revenue would adversely impact our operating results and financial condition.

We may not be able to recruit and hire a sufficient number of new or replacement medical language specialists to sustain or grow our current level of revenue.

We cannot provide transcription services to our customers within contracted delivery standards without an adequate number of qualified MLS’s. MLS’s are in short supply. We rely upon in-house recruiters to hire a sufficient number of qualified MLS’s to meet our current and projected needs. We attempt to attract and retain MLS’s by offering competitive pay and benefits and the opportunity to work from home utilizing our state-of-the-art, Internet-based system. We are transitioning a significant portion of our business from typing to editing, which we believe will allow us to attract a new supply of MLS’s. We also have the option of sourcing labor offshore. Nonetheless, there can be no assurance that we will be able to hire and retain a sufficient number of MLS’s to meet our needs. Failure to do so could have a material adverse effect on our ability to undertake additional business or to complete projects in a timely manner, which could adversely affect our operating results and financial condition.

Our inability to attract, hire or retain the necessary technical and managerial personnel could hinder our ability to maintain our technology platforms and limit our ability to provide services to our customers.

We are heavily dependent upon our ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled technical, implementation and production management personnel who assist in the development, implementation and production management of the medical transcription service that we provide to our customers. The market for such individuals is competitive. Our industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that we will be able to retain our current personnel, or that we will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could hinder our ability to maintain our technology platforms and limit our ability to provide services to our customers.

The loss of our key personnel could affect business continuity and result in a loss of significant customer relationships and institutional knowledge.

Our future success depends in part on the performance of our executive officers and key employees. We do not have employment agreements with any of our executive officers. The loss of the services of any of our executive officers or other key employees could affect business continuity and result in a loss of significant customer relationships and institutional knowledge.

Failure to adapt to rapid technological changes could result in a loss of market share.

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

Our reliance on key third party software could affect our ability to operate competitively.

Portions of the BeyondTXT technology were provided to us by a third party vendor under an agreement originally entered into on September 28, 2004. The original agreement was replaced by a new agreement, commencing September 1, 2006, that provides for a one-year, non-exclusive license that is renewable for up to four successive one-year periods at Transcend’s sole option and additional successive one-year periods if mutually agreed to by both parties. Our inability to maintain the relationship with this third party or find a suitable replacement for the technology would adversely affect our ability to operate competitively and to meet the workload demands of our existing customer base.

Our operations depend on access to reliable voice and data networks.

About 55% of our customers depend on our voice and data networks and dictation capture systems being able to process voice and data files 24 hours per day seven days per week. If our voice and data networks or dictation capture systems are unavailable, our ability to transcribe documents for customers is severely limited. We are heavily dependent on third parties such as telecommunications providers and dictation system vendors.

The lack of a disaster recovery site could affect our ability to provide continuing data processing services.

In the case of a natural disaster or other disaster involving our main computer center which is hosted at a collocation facility in Atlanta, Georgia, we would have no ability to transfer the processing of data to another site. We would be forced to either contract for the services of another network provider at costs significantly in excess of our current expenses or reconstruct our data processing center which could take a significant amount of time. The lack of a disaster recovery site could affect our ability to provide continuing operations and meet our contractual obligations.

We operate in a highly competitive market and can make no assurance that we will be able to compete successfully against our current or future competitors.

The market for medical transcription services is intensely competitive. We experience competition from many local, regional and national businesses. The medical transcription services market is highly fragmented with more than 1,500 companies competing in the United States alone. In addition, the medical transcription industry in the United States has experienced price competition from overseas competitors. While we attempt to compete on the basis of fast, predictable turnaround times and consistently high accuracy and document quality, all offered at a reasonable price, there can be no assurance that we will be able to compete effectively, if at all, against our low-priced competitors. These competitive forces could result in loss of market share, lower margins and/or increased technology investments.

The use of offshore medical dictation subcontracting firms exposes us to operational and financial risks not inherent in the United States.

As of December 31, 2006, approximately 7% of our volume was subcontracted to offshore providers. As we increase our reliance on these offshore providers, we are exposed to operational and financial risks not inherent in our United States operations. These risks include political, economic and social instability, unexpected changes in the regulatory environment, currency fluctuations and the possibility that our offshore providers will be acquired by a competitor and discontinue their relationship with Transcend.

We are party to litigation that could have a significant adverse effect on our results of operations and financial condition.

A former customer of our former medical records contract management business filed a lawsuit against us in 2001 alleging, among other things, that we breached certain contracts between us, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. The former customer is seeking an unspecified amount of monetary damages. We denied the allegations and filed a counterclaim against the former customer seeking unpaid fees and interest thereon. While we believe that we have meritorious defenses against the allegations, an adverse judgment in the lawsuit against us could have a significant effect on our results of operations and financial condition.

Our directors and executive officers own a significant amount of our common stock and will be able to exercise significant influence on matters requiring shareholder approval.

Our directors and executive officers collectively own approximately 32% of our outstanding common stock. Consequently, together they continue to be able to exert significant influence over the election of our directors, the outcome of most corporate actions requiring shareholder approval and our business, which may have the effect of delaying or precluding a third party from acquiring control of us.

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

The Company leases the space for its principal office in Atlanta, Georgia under a lease that expires October 31, 2007. The Company leases space for regional offices in Brooksville, Florida under a lease that expires November 1, 2008 and Abilene, Texas under a lease that expires May 31, 2008. The Company also leases space in Portland, Oregon, which was utilized by Cascade, until select assets and the operations of Cascade were sold in May 2002. The Company sublet the Beaverton, Oregon space through April 30, 2005, at which time the Company reassumed responsibility for the lease through its expiration on February 28, 2007. See Note 5 to Consolidated Financial Statements for a summary of the Company’s lease commitments.

ITEM 3.	LEGAL PROCEEDINGS.

On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.,” was filed in the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. All unpaid invoices were charged off against the allowance for doubtful accounts in 2001. OLOL subsequently added Transcend’s insurance carriers as defendants to the lawsuit and later lost a court decision and related appeal in that regard. During June 2006, OLOL amended its lawsuit to add a claim for misrepresentation and an additional breach of contract claim. On June 26, 2006, the Company responded by denying the allegations, and reasserting Transcend’s counterclaim against OLOL. The Company intends to vigorously defend all claims made by OLOL. The lawsuit is in an early procedural stage and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that the outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material effect on the Company’s results of operations and financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is listed on the NASDAQ Capital Market under the symbol “TRCR”. As of March 5, 2007 there were approximately 285 holders of record of the Company’s Common Stock. The table below sets forth for the periods indicated the high and low bid prices per share of the Company’s Common Stock as reported on the NASDAQ Capital Market for the periods indicated. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Share of Common Stock
	High	Low
Year Ended December 31, 2006
Fourth Quarter Ended December 31, 2006	$3.73	$1.99
Third Quarter Ended September 30, 2006	$2.60	$1.85
Second Quarter Ended June 30, 2006	$2.70	$2.01
First Quarter Ended March 31, 2006	$2.40	$1.97
Year Ended December 31, 2005
Fourth Quarter Ended December 31, 2005	$2.45	$1.87
Third Quarter Ended September 30, 2005	$3.18	$2.19
Second Quarter Ended June 30, 2005	$3.25	$2.17
First Quarter Ended March 31, 2005	$3.25	$2.75

On January 31, 2005, the Company entered into a three year, $3.5 million promissory note in conjunction with the purchase of MDI. On August 15, 2005, the holder of the $3.5 million promissory note reduced the principal amount of the note by $100,000 in consideration for 35,971 unregistered shares of the Company’s common stock issued at $2.78 per share, or 110% of fair market value (See Note 8, Stockholders’ Equity). And, on December 26, 2005, the holder of the promissory note reduced the principal amount of the note by an additional $300,000 in consideration for 140,815 unregistered shares of Transcend’s common stock issued at $2.13 per share, or 105% of fair market value.

On December 30, 2005, the Company entered into a four year $5.6 million credit facility with Healthcare Finance Group. The credit facility with Healthcare Finance Group includes a Stock Purchase Warrant to purchase 100,000 shares of the Company’s $0.05 par value common stock at a price of $2.25 per share. The election to purchase the stock is available between December 30, 2005 and the later of December 29, 2009 or 90 days following the date that the loans are paid in full.

On January 16, 2007, the Company acquired certain assets of OTP for a purchase price of $1,070,000. A portion of the purchase price was funded by issuing 60,274 unregistered shares of the Company’s common stock at $3.65 per share, or $220,000.

In October 2004, the Company issued a Stock Purchase Warrant to a strategic business partner, who is an unrelated third party, to purchase 100,000 shares of the Company’s unregistered common stock at a price of $2.55 per share. On January 30, 2007, the third party exercised its warrant to purchase 75,000 of the 100,000 unregistered shares of common stock available.

The issuances of the unregistered securities mentioned above were made pursuant to a claim of exemption from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D. The recipients acquired the securities for investment purposes only and not with a view to distribution thereof, and received or had access to adequate information about the Company.

The Company’s policy is to retain earnings for the expansion and development of the Company’s business. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

See Note 9 of Notes to Consolidated Financial Statements for information with respect to the Company’s equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data of the Company for the periods indicated, derived from the Company’s consolidated financial statements. The report of Miller Ray Houser & Stewart LLP, the Company’s independent registered public accounting firm, with respect to such consolidated financial statements as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006, is included in Item 8. This selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included and incorporated by reference in this Form 10-K.

Selected Financial Data

(in thousands, except per share data)

	2006	2005	2004	2003	2002
Results of Operations: (1)
Revenue	$32,912	$25,817	$15,197	$14,663	$12,225
Income (loss) from operations	$2,047	$(817)	$299	$1,030	$42
Income (loss) before discontinued operations	$1,457	$(1,192)	$277	$1,020	$999
Income (loss) before discontinued operations per common share	$0.18	$(0.16)	$0.04	$0.14	$0.11
Diluted weighted average shares of common stock	7,940	7,592	7,631	6,117	4,547
Financial Position at Year End:
Total assets	$10,620	$10,260	$3,471	$3,346	$3,215
Total long-term debt	$3,081	$5,062	$—	$200	$—
Stockholders’ equity	$4,307	$2,616	$2,729	$2,440	$2,421

(1)	Prior year results related to the operations of Cascade have been reclassified to income (loss) from discontinued operations for comparative purposes.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Transcend Services, Inc. utilizes a combination of its proprietary internet-based voice and data distribution technology, customer based technology and home-based medical language specialists to convert physicians’ voice recordings into electronic documents.

On January 31, 2005, we purchased Medical Dictation, Inc. (“MDI”) for $4.8 million. The purchase was financed with a $3.5 million promissory note, $1.0 million in cash and $300,000 of Transcend common stock. In 2006, we repaid $1.2 million of the promissory note with a combination of cash and Transcend common stock. The balance of the MDI promissory note was $2.3 million as of December 31, 2006. On February 1, 2007, we repaid another $1.1 million of the promissory note, reducing the balance to $1.2 million. On December 30, 2005, we entered into a four year $5.6 million credit facility with Healthcare Finance Group. These transactions have had a material effect on the Company’s financial statements for the year ended December 31, 2006.

Beginning January 1, 2006, the Company began including depreciation and amortization as a separate line item in operating expenses on the Consolidated Statement of Operations and prior year information has been reclassified to conform to the current year presentation.

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

Goodwill and Intangible Assets. As of December 31, 2006, we reported goodwill and intangible assets at carrying amounts of $3.7 million and $359,000, respectively. The total of $4.0 million represents approximately 38% of total assets as of December 31, 2006. Our intangible assets are amortized over their estimated useful lives. The goodwill and intangible assets are associated with two acquisitions during 2005.

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

Deferred Tax Asset. As of December 31, 2006, we have approximately $17.8 million of net operating loss carryforwards generating $6.7 million of deferred tax assets. Deferred tax assets represent future tax benefits we expect to be able to apply against future taxable income. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, “Accounting for Income Taxes,” requires us to record a valuation allowance against any deferred income tax benefits that we believe may expire before we generate sufficient taxable income to use them. We use current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. As of December 31, 2006, we have determined that we do not have sufficient information to conclude that we will more likely than not be able to utilize our deferred tax benefits in the future and accordingly, we have established a valuation allowance equal to the full amount of the deferred tax asset, or $6.7 million. We adjust the asset and allowance each quarter. If we were to determine that the operating loss carryforwards could be used and the valuation allowance could be reduced, our net income would increase.

Legal Proceedings. From time to time, we are a party to litigation. Currently, we are involved in a lawsuit with Our Lady of the Lakes Hospital, Inc. (See Item 3, Legal Proceedings for more information.) We evaluated the potential for liability based on discussions with legal counsel, the facts of this case and similar cases and determined that the amount of loss, if any, cannot be reasonably estimated. If the facts and circumstances change and the outcome can be reasonably estimated, any loss would be recorded in the financial statements as a reduction to net income.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue increased $7.1 million, or 27%, to $32.9 million in 2006, compared to revenue of $25.8 million in 2005. Approximately $822,000 of this increase in revenue is attributable to the acquisition of MDI on January 31, 2005. Excluding the additional month of revenue attributed to the MDI acquisition, revenue increased by $6.3 million, consisting of $2.0 million from new customers, $3.0 million from existing BeyondTXT customers and $1.8 from existing customers on other platforms, partially offset by a decrease of $512,000 from customers who terminated their contracts.

Direct costs increased $4.6 million, or 23%, to $25.0 million in 2006, compared to $20.4 million in 2005. Direct costs include costs attributable to compensation for transcriptionists, recruiting, production management, customer service, technical support for production operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs decreased to 76% in 2006 from 79% in 2005. The net decrease in costs as a percentage of revenue is due primarily to cost savings that resulted from the rollout of the Company’s speech recognition-enabled BeyondTXT platform, growth of relatively fixed other direct costs of operations at a slower rate than the rate of revenue growth and the use of offshore transcription resources, partially offset by costs of operating our Abilene training center for a full year in 2006 compared to only a partial year in 2005.

Gross profit increased $2.5 million, or 46%, to $8.0 million in 2006, compared to $5.5 million in 2005. Gross profit as a percentage of revenue increased to 24% in 2006 compared to 21% in 2005 (see direct costs discussion).

Sales and marketing expenses decreased $470,000, or 53%, to $423,000 in 2006, compared to $893,000 in 2005. Sales and marketing expenses as a percentage of revenue in 2006 were 1% compared to 3% in 2005. The net decrease in sales and marketing expense is primarily due to a reorganization and reduction of the sales force during 2005 under which operations personnel were given increased sales responsibilities.

Research and development expenses decreased $20,000, or 5%, to $391,000 in 2006, compared to $411,000 in 2005. Research and development expenses as a percentage of revenue in 2006 were 1% compared to 2% in 2005. The decrease is primarily due to replacing higher salaried personnel with less expensive staff.

General and administrative expenses increased $315,000, or 8%, to $4.3 million in 2006, compared to $3.9 million in 2005. General and administrative expenses as a percentage of revenue were 13% in 2006 compared to 15% in 2005. The increase was due primarily to $163,000 of compensation expense for options upon adopting SFAS 123 (R) in 2006 and a $174,000 increase in health insurance and workers compensation insurance related to an increase in the number of production employees.

Depreciation and amortization expenses decreased $199,000, or 19%, to $830,000 for the year ended December 31, 2006, compared to $1.0 million for the year ended December 31, 2005. Depreciation and amortization expenses as a percentage of revenue for the year ended December 31, 2006 were 3% compared to 4% for the year ended December 31, 2005. The decrease is primarily due to the Company’s T2K platform becoming fully depreciated as of December 31, 2005.

Interest and other expense increased $187,000, or 50%, to $559,000 in 2006, compared to $372,000 in 2005. The increase is due primarily to a combination of an increase in interest rates on the line of credit, an increase in the line of credit balance given the operating losses sustained in 2005 and amortization of prepaid financing costs related to the HFG line of credit, partially offset by a $100,000 loan cancellation fee incurred in 2005 when the Company cancelled a loan commitment in order to enter into the HFG agreement.

The Company reported an income tax provision of $31,000 in 2006 and $3,000 in 2005 due to the expiration of certain state net operating loss carryforwards in 2004. The Company has net operating loss carryforwards of approximately $17.8 million as of December 31, 2006. Deferred income tax expenses (benefits) of $550,000 in 2006 and $(434,000) in 2005 were offset by corresponding changes in the valuation allowance.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue increased $10.6 million, or 70%, to $25.8 million in 2005, compared to revenue of $15.2 million in 2004.

•

Transcription revenue increased $10.4 million, or 68%, to $25.6 million in 2005 from $15.2 million in 2004. The increase in revenue is primarily attributable to the acquisition of MDI on January 31, 2005. MDI contributed transcription revenue of $9.0 million for the year ended December 31, 2005. Excluding MDI, transcription revenue increased $1.4 million, consisting of $1.0 million from new customers and $441,000 from existing customers, partially offset by a decrease of $74,000 in transcription revenue from customers that terminated their contracts.

•	Other revenue increased $150,000, or 208%, to $222,000 in 2005 from $72,000 in 2004. The increase is due to credits received from the DCOA for hiring and training MLS at our Abilene office.

Direct costs increased $10.2 million, or 100%, to $20.4 million in 2005, compared to $10.2 million in 2004. The increase in direct costs is due primarily to the acquisition of MDI. MDI accounted for $7.3 million in direct costs during 2005. The remaining increase in direct costs was attributable to an increase in production infrastructure costs to support a higher level of revenue that was not achieved and to train transcriptionists to become speech recognition editors.

Gross profit increased $421,000, or 8%, to $5.5 million in 2005, compared to $5.0 million in 2004. Gross profit as a percentage of revenue decreased to 21% in 2005 compared to 33% in 2004. This decrease of 12 percentage points was primarily due to the increase in production infrastructure costs discussed above in anticipation of a projected revenue level that was not achieved in 2005 and the addition of gross profit from MDI customers in 2005 at 20% of revenue compared to Transcend’s gross profit, which averaged 22% of revenue.

Sales and marketing expenses decreased $184,000, or 17%, to $893,000 in 2005, compared to $1.1 million in 2004. Sales and marketing expenses as a percentage of revenue in 2005 were 3% compared to 7% in 2004. The decrease in sales and marketing expenses was primarily due to a reduction of the sales force during 2005. Much of the responsibility for sales has been shifted to operations management, the cost of which is reflected in direct costs.

Research and development expenses increased $60,000, or 17%, to $411,000 in 2005, compared to $351,000 in 2004. Research and development expenses as a percentage of revenue remained constant at 2% for both 2005 and 2004. The increase was primarily attributable to the addition of staff in order to integrate speech recognition technology into the Company’s platform.

General and administrative expenses increased $1.4 million, or 56%, to $3.9 million in 2005, compared to $2.5 million in 2004. General and administrative expenses as a percentage of revenue were 15% in 2005 compared to 17% in 2004. The increase was due primarily to the acquisition of MDI, additional compensation, the cost of the Company’s performance improvement program introduced in December 2004, and increased group medical insurance and rent expense.

Depreciation and amortization expenses increased $236,000, or 30%, to $1.0 million for the year ended December 31, 2005, compared to $793,000 for the year ended December 31, 2004. The increase was primarily due to the acquisition of MDI which accounted for $160,000 of the increase. Depreciation and amortization expenses as a percentage of revenue for the year ended December 31, 2005 were 4% compared to 5% for the year ended December 31, 2004.

Interest and Other Expense increased $351,000, or 1,671%, to $372,000 in 2005 from $21,000 in 2004. The increase was due to interest incurred with the acquisition of MDI and a $100,000 loan cancellation fee incurred when the Company cancelled a loan commitment in order to enter into its agreement with HFG.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating lease obligations discussed below, the Company does not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations as of December 31, 2006:

	Payments due by period (000’s)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations	$4,186	$1,105	$2,330	$—	$751
Capital lease obligations
Operating lease obligations	1,727	1,131	596	—	—
Purchase obligations
Other long-term liabilities

Total	$5,913	$2,236	$2,926	$—	$751

LIQUIDITY AND CAPITAL RESOURCES

The Company’s current financial condition has been significantly influenced by the acquisition of MDI and the credit facility with HFG. As of December 31, 2006, the Company had cash and cash equivalents of $215,000, working capital of $1.7 million, availability of approximately $1.3 million on its line of credit based on eligible accounts receivable (after setting aside $1.1 million toward the January 2007 installment on the MDI promissory note), and $2.0 million on its acquisition line of credit. The accounts receivable-based line of credit and acquisition line of credit both expire on December 30, 2009. See Note 4 to the Consolidated Financial Statements.

Cash provided by (used in) operating activities for the years ended December 31, 2006, 2005 and 2004 were $1.4 million, $(876,000) and $1.2 million, respectively. The fluctuations from year to year were primarily due to changes in net income.

Net cash used in investing activities totaled $378,000 in 2006, $2.1 million in 2005 and $1.2 million in 2004. The Company invested $386,000, $913,000 and $1.2 million in property, equipment and software, net of proceeds from a sale and leaseback of $278,000 in 2005, for the years ended December 31, 2006, 2005 and 2004, respectively. In 2005 the Company purchased MDI requiring the use of $1.4 million of cash to complete the acquisition.

Net cash (used in) provided by financing activities totaled $(1.5) million, $3.3 million and $(188,000) in 2006, 2005 and 2004, respectively. In 2006, the Company repaid $828,000 toward the MDI promissory note and reduced its line of credit by $716,000. In 2005, the Company borrowed $1.0 million to finance the cash portion of the MDI acquisition and borrowed $1.9 million against its HFG line of credit to pay off the Bank of America line of credit that was used to finance operating losses and capital expenditures. Also in 2005, the Company received $380,000 from the exercise of stock options and other equity issuances. In 2004, the Company repaid $200,000 of promissory notes payable.

The Company anticipates that cash on hand, together with cash flow from operations and cash available under its credit facility should be sufficient for the next twelve months to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.

Part of the growth strategy for Transcend is the completion of acquisitions. Management believes that the $2.0 million term loan from HFG together with other acquisition options, such as owner financing, are insufficient to execute its acquisition strategy and additional financing will be required. The Company has engaged an investment banker to help locate potential acquisition candidates and financing for these acquisitions either through debt or equity or a combination thereof.

IMPACT OF INFLATION

Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part on the Company’s ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases. Contract prices are generally fixed for the duration of the contractual period and typically do not provide for price increases over the term of the contract, which typically extends from one to three years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company had no material exposure to market risk from derivatives or other financial instruments as of December 31, 2006. The Company does have a floating rate of interest on its credit facility with HFG. Based on the balance of the Company’s line of credit as of December 31, 2006, a 1% increase in the interest rate would increase interest expense by $12,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Transcend Services, Inc.:

We have audited the accompanying consolidated balance sheets of Transcend Services, Inc. (a Delaware corporation) and subsidiary as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financing reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiary as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller Ray Houser & Stewart LLP

Atlanta, Georgia

March 1, 2007

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$215,000	$762,000
Accounts receivable, net of allowances for doubtful accounts of $115,000 and $23,000 at December 31, 2006 and 2005, respectively	4,578,000	3,174,000
Prepaid expenses and other current assets	78,000	142,000

Total current assets	4,871,000	4,078,000

Property and equipment:
Computer equipment	3,371,000	3,215,000
Software	2,907,000	2,721,000
Furniture and fixtures	291,000	285,000

Total property and equipment	6,569,000	6,221,000
Accumulated depreciation and amortization	(5,235,000)	(4,555,000)

Property and equipment, net	1,334,000	1,666,000
Intangible assets:
Goodwill	3,686,000	3,694,000
Amortizable intangible assets	575,000	575,000
Accumulated amortization	(216,000)	(101,000)

Intangible assets, net	4,045,000	4,168,000
Other assets	370,000	348,000

Total assets	$10,620,000	$10,260,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Promissory note and accrued interest due to related party	1,209,000	767,000
Accounts payable	250,000	243,000
Accrued compensation and benefits	1,233,000	787,000
Other accrued liabilities	518,000	749,000

Total current liabilities	3,210,000	2,546,000

Line of credit borrowings	1,163,000	1,879,000
Promissory note payable to related party	1,167,000	2,333,000
Promissory note payable	751,000	850,000
Other liabilities	22,000	36,000
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity:
Preferred Stock, $.01 par value; 2,000,000 shares authorized and no shares outstanding at December 31, 2006 and December 31, 2005	—	—
Common Stock, $.05 par value; 15,000,000 shares authorized at December 31, 2006 and 2005; 7,842,000 and 7,876,000 shares issued and outstanding at December 31, 2006 and 2005, respectively	392,000	394,000
Additional paid-in capital	28,355,000	28,119,000
Accumulated deficit	(24,440,000)	(25,897,000)

Total stockholders’ equity	4,307,000	2,616,000

Total liabilities and stockholders’ equity	$10,620,000	$10,260,000

	Years Ended December 31,
	2006	2005	2004
Revenue	$32,912,000	$25,817,000	$15,197,000
Direct costs	24,957,000	20,352,000	10,153,000

Gross profit	7,955,000	5,465,000	5,044,000

Operating expenses:
Sales and marketing	423,000	893,000	1,077,000
Research and development	391,000	411,000	351,000
General and administrative	4,264,000	3,949,000	2,524,000
Depreciation and amortization	830,000	1,029,000	793,000

Total operating expenses	5,908,000	6,282,000	4,745,000

Operating income (loss)	2,047,000	(817,000)	299,000

Interest expense, net	(469,000)	(254,000)	(21,000)
Other income (expense), net	(90,000)	(118,000)	—

Total interest and other expense	(559,000)	(372,000)	(21,000)
Income (loss) before taxes	1,488,000	(1,189,000)	278,000
Income tax provision	(31,000)	(3,000)	(1,000)

Net income (loss) attributable to common stockholders	$1,457,000	$(1,192,000)	$277,000

Basic net income (loss) per share:
Net income (loss) per share attributable to common stockholders	$0.19	$(0.16)	$0.04

Weighted average shares outstanding	7,874,000	7,592,000	7,328,000

Diluted net income (loss) per share:
Net income (loss) per share attributable to common stockholders	$0.18	$(0.16)	$0.04

Weighted average shares outstanding	7,940,000	7,592,000	7,631,000

	Series A Preferred Stock	Series B Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2003	$—	$—	$364,000	$27,058,000	$(24,982,000)	$2,440,000
Net income attributable to common stockholders	—	—	—	—	277,000	277,000
Issuance of Common Stock , net			3,000	9,000		12,000

Balance, December 31, 2004	—	—	367,000	27,067,000	(24,705,000)	2,729,000
Net income (loss) attributable to common stockholders					(1,192,000)	(1,192,000)
Issuance of Common Stock from purchase of MDI			5,000	295,000		300,000
Issuance of restricted shares of Common Stock			12,000	544,000		556,000
Other Issuance of Common Stock, net			10,000	123,000		133,000
Amortization of restricted stock and stock warrant compensation expense				90,000		90,000

Balance, December 31, 2005	—	—	394,000	28,119,000	(25,897,000)	2,616,000
Net income attributable to common stockholders					1,457,000	1,457,000
Issuance of common stock from ESPP				3,000		3,000
Issuance of restricted shares of Common Stock			2,000	(2,000)		—
Cancellation of restricted shares of Common Stock			(4,000)	(32,000)		(36,000)
Stock option compensation expense				164,000		164,000
Amortization of restricted stock and stock warrant compensation expense				103,000		103,000

Balance, December 31, 2006	$—	$—	$392,000	$28,355,000	$(24,440,000)	$4,307,000

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$1,457,000	$(1,192,000)	$277,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	830,000	1,029,000	793,000
Equity based compensation	234,000	—	—
Non cash revenue - debt forgiven	(99,000)	(150,000)	—
Changes in assets and liabilities:
Accounts receivable, net	(1,404,000)	(1,428,000)	153,000
Unbilled accounts receivable	—	590,000	—
Prepaid expenses and other current assets	64,000	36,000	46,000
Other assets	(22,000)	(321,000)	21,000
Accounts payable	7,000	124,000	(30,000)
Accrued liabilities	319,000	400,000	(13,000)
Deferred gain on sale and leaseback of assets	(14,000)	36,000	—

Total adjustments	(85,000)	316,000	970,000

Net cash provided by (used in) operating activities	1,372,000	(876,000)	1,247,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(386,000)	(913,000)	(1,159,000)
Proceeds from disposition of assets	—	278,000	—
Purchase of business, net of cash acquired	—	(1,305,000)	—
Adjustment to purchase price for previous acquisition	8,000	(139,000)	—

Net cash used in investing activities	(378,000)	(2,079,000)	(1,159,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options and other issuances	3,000	380,000	12,000
(Repayment of) proceeds from promissory notes	(828,000)	1,000,000	(200,000)
(Repayment of) proceeds from lines of credit	(716,000)	1,879,000	—

Net cash (used in) provided by financing activities	(1,541,000)	3,259,000	(188,000)

Net change in cash and cash equivalents	(547,000)	304,000	(100,000)
Cash and cash equivalents, at beginning of year	762,000	458,000	558,000

Cash and cash equivalents at end of year	$215,000	$762,000	$458,000

Supplemental cash flow information:
Cash paid for interest expense	$520,000	$79,000	$21,000

Cash paid for income taxes	$21,000	$3,000	$4,400

Non cash investing and financing activities:
Non cash capital expenditures	$—	$—	$75,000

Promissory note in connection with the acquisition of MDI	$—	$3,100,000	$—
Issuance of unregistered stock in connection with the acquisition of MDI	—	700,000	—

Non cash acquisition costs	$—	$3,800,000	$—

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Transcend Services, Inc. (the “Company”) utilizes a combination of its proprietary internet-based voice and data distribution technology, customer based technology and home-based medical language specialists to convert physicians’ voice recordings into electronic documents.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Medical Dictation, Inc. acquired on January 31, 2005. All intercompany accounts and transactions have been eliminated in consolidation.

Beginning January 1, 2006, the Company began including depreciation and amortization as a separate line item in operating expenses on the Consolidated Statements of Operations and prior year information has been reclassified to conform to the current year presentation. Previously, depreciation and amortization was included primarily in direct costs.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and disclosures in the Company’s financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2006, the Company adopted SAB No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). This statement requires that registrants analyze the effect of financial statement misstatements on both their balance sheet and their income statement and contains guidance on correcting errors under this approach. The adoption of SAB 108 had no impact to the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation, which is effective January 1, 2007, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company does not anticipate the adoption of FIN 48 will have a material impact to its financial position or results of operations.

CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. Charges for bad debts were $5,000, $5,000 and $0 in 2006, 2005 and 2004, respectively.

REVENUE AND COST RECOGNITION

Transcription service fee revenue is recognized as the related transcription work is performed on the basis of the number of lines transcribed times the contracted billing rate per line transcribed. Implementation fees related to transcription services are recognized on the basis of hours worked by each implementation person times the contracted hourly billing rate applicable to each such implementation person. WebConsole user fees and interface maintenance fees are billed annually in advance at the beginning of the year, but revenue is recognized monthly on a straight-line basis over the applicable service period.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation or amortization. Charges for depreciation and amortization of tangible capital assets are computed generally using the straight-line method over their estimated useful lives, which range from three to seven years. Depreciation and amortization expense for tangible capital assets totaled $715,000, $928,000, and $793,000 in 2006, 2005 and 2004, respectively.

Effective April 1, 2002, the Company changed the estimated useful life of its proprietary transcription system from four to six years to reflect the success of the Company’s ongoing software maintenance efforts, which are expensed as incurred, in extending the useful life of the system. This change increased amortization expense by approximately $178,000 in 2005 and $178,000 in 2004. The transcription system was fully amortized by December 31, 2005.

All costs related to the development of internal use software other than those incurred during the application development stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software using the straight-line method. Software development costs were capitalized totaling $151,000 in 2006, $200,000 in 2005 and $499,000 in 2004, which related to internally developed software.

OTHER ASSETS

Other assets consist primarily of deferred costs of financing and deposits for leased facilities.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under the provisions of this Statement, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. The Company has goodwill of $3.7 million at both December 31, 2006 and 2005 and net intangible assets of $359,000 and $474,000 at December 31, 2006 and 2005, respectively related to the acquisitions of MDI and PracticeXpert during 2005.

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

The Company accounts for long-lived assets such as property and equipment and purchased intangible assets with finite lives under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that such long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. There were no impairments recognized in 2006 or 2005.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the fair value of short-term debt, which totaled $1.1 million as of December 31, 2006 and $767,000 as of December 31, 2005, was estimated to approximate its carrying value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. Long-term debt of $3.1 million at December 31, 2006 and $5.1 million at December 31, 2005 approximated market value. The Company’s other financial instruments approximate fair value due to the short-term nature of those assets and liabilities.

STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted, using a modified version of prospective application, SFAS No. 123(R), Share Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant. SFAS 123(R) did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, Accounting for Stock Based Compensation (“SFAS 123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

Had compensation cost for equity-based compensation plans been recorded in accordance with the provisions of SFAS 123(R), the Company’s net income and net income per share, for the years ended December 31, 2005 and 2004, would have been as follows (in thousands, except per share data):

	2005	2004
Net income attributable to common stockholders:
As reported	$(1,192,000)	$277,000
Pro forma	$(1,349,000)	$46,000
Basic and diluted net income per share attributable to common stockholders:
As reported	$(0.16)	$0.04
Pro forma	$(0.18)	$0.01

INCOME TAXES

The Company accounts for its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities, if any, are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts and for operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

NET EARNINGS PER SHARE

The Company follows SFAS No. 128, Earnings per Share. SFAS No. 128 requires the disclosure of basic net earnings (loss) per share and diluted net earnings (loss) per share. Basic net earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company’s stock options and warrants to purchase common stock are potentially dilutive securities.

The reconciliation of the numerators and denominators of the basic and diluted EPS calculations is shown below:

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net income from continuing operations	$1,457,000	$(1,192,000)	$277,000

Denominator:
Weighted average shares outstanding	7,874,000	7,592,000	7,328,000

Denominator for basic calculation	7,874,000	7,592,000	7,328,000
Effect of diltuive securities:
Common stock options and warrants	66,000	—	303,000

Denominator for diluted calculation	7,940,000	7,592,000	7,631,000

Basic earning per share	$0.19	$(0.16)	$0.04

Diluted earnings per share	$0.18	$(0.16)	$0.04

CREDIT RISK

The Company’s accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The Company’s risk of loss is limited due to the ability to terminate services on delinquent accounts. The carrying amount of the Company’s receivables approximates their fair values. The Company monitors the financial condition of the institutions in which it has depository accounts and believes the risk of loss is minimal.

2.	ACQUISITIONS

Transcend acquired Florida-based Medical Dictation, Inc. (“MDI”) on January 31, 2005 in a stock purchase transaction accounted for as a purchase. MDI is a Florida-based transcription service company providing medical transcription services using customer based technology solutions. Transcend acquired MDI to expand its medical transcription business, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. The purchase price was $4.8 million, consisting of a $3.5 million promissory note, $1.0 million in cash and $300,000 of Transcend common stock. Acquisition-related costs were approximately $400,000. Factors that contributed to the purchase price included historical and projected cash flows, the quality of the customer base, the potential for MDI to grow and what MDI and the Company considered to be industry norms for comparable transactions. The consideration exchanged exceeded the value of the net tangible assets acquired by approximately $4.2 million, which was allocated as follows: $50,000 to covenants-not-to-compete to be amortized over a period of five years; $500,000 to customer relationships to be amortized over a period of five years; and $3.7 million to goodwill.

Effective December 31, 2005, the Company purchased certain assets of the transcription business unit of PracticeXpert, a provider of turn-key practice management services and technology solutions to medical practitioners. Under the terms of the agreement, Transcend paid $40,000 at closing as an advance against future earn-outs, and in addition may pay up to $460,000 over three years on a contingent earn-out basis. Due primarily to acquisition related costs of $99,000, the consideration exchanged exceeded the value of the net tangible assets acquired by $139,000, which was allocated as follows: $25,000 to customer relationships to be amortized over a period of five years and $114,000 to goodwill. As of December 31, 2006, there are no earn-out payments due to PracticeXpert.

Transcend has included the results of operations of the acquired companies in its financial statements from the date of acquisition.

On January 16, 2007, Transcend acquired certain assets of OTP Technologies, Inc. (“OTP”), a Chicago area medical transcription company. See Note 13, Subsequent Events, for more information.

3.	INTANGIBLE ASSETS

Intangibles assets at December 31, 2006 and 2005 are summarized as follows (in thousands):

	Useful Life in Years	December 31, 2006			December 31, 2005
		Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants-not-to-compete	5	$50,000	$19,167	$30,833	$50,000	$9,167	$40,833
Customer relationships	5	525,000	196,667	328,333	525,000	91,667	433,333

Total intangible assets		$575,000	$215,834	$359,166	$575,000	$100,834	$474,166

Amortization expense totaled $115,000 and $101,000 as of the year ended December 31, 2006 and 2005, respectively. There was no amortization expense for the year ended December 31, 2004. Estimated amortization expense for the next five fiscal years is as follows:

2007	$115,000
2008	$115,000
2009	$115,000
2010	$14,166
2011	$0

4.	BORROWING ARRANGEMENTS

Line of Credit

On March 8, 2004, the Company established a $1.0 million line of credit (the “LOC”) with Bank of America, N.A. that had a maturity date of April 30, 2005. On January 31, 2005 the Company expanded its line of credit from $1.0 million to $1.5 million and extended the maturity date to April 30, 2006. On March 1, 2005, the Company expanded its line of credit from $1.5 million to $2.0 million. On December 30, 2005, the Bank of America line of credit was paid off and terminated.

On December 30, 2005, the Company entered into a four year $5.6 million credit facility with Healthcare Finance Group (“HFG”). This HFG facility replaced the previous $2.0 million credit facility with Bank of America, N.A. The HFG facility matures on December 30, 2009 and is comprised of up to $3.6 million on a revolving accounts receivable-based line of credit and up to $2.0 million of term loans to fund acquisitions. As a part of the agreement with HFG, the Company issued a warrant to HFG to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share. The fair value of the warrant at grant date was estimated to be $74,000 using the Black Scholes option-pricing model and is being amortized into interest expense over the life of the credit facility. The warrant expires at the later of December 29, 2009 or 90 days after the date that the loans under the Loan Agreement are paid in full. Borrowings bear interest at LIBOR plus 4% (9.35% as of December 31, 2006), are secured by accounts receivable and certain other Company assets and require that the Company maintain certain financial and other covenants. The balance outstanding under the new line of credit was $1.2 million as of December 31, 2006. There was no balance outstanding on the term loans as of December 31, 2006.

During 2006, the weighted average borrowings under the HFG line of credit were $2.4 million at a weighted average interest rate of 9.0%. At December 31, 2006, $2.0 million was available for borrowing under the HFG term loan and $1.3 million was available under the HFG line of credit after setting aside $1.1 million toward the January 2007 installment on the MDI Promissory Note (see below).

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

On August 15, 2005, the holder of the $3.5 million promissory note reduced the principal amount of the note by $100,000 in consideration for 35,971 unregistered shares of Transcend’s common stock issued at $2.78 per share, or 110% of fair market value. On December 26, 2005, the holder of the promissory note reduced the principal amount of the note by an additional $300,000 in consideration for 140,815 unregistered shares of Transcend’s common stock issued at $2.13 per share, or 105% of fair market value (See Note 8, Stockholders’ Equity). On January 31, 2006 the Company paid $828,000 as the first installment of the promissory note. A portion of this principal payment, $61,000, was applied toward the second installment due on January 31, 2007. As of December 31, 2006, the balance of the note was $2.3 million, of which $1.1 million is due on January 31, 2007 and $1.2 million due on January 31, 2008.

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

The Promissory Note relates to the Agreement for Financial Assistance by and between DCOA and Transcend effective as of March 1, 2005 that was approved by DCOA on March 4, 2005 and amended on June 6, 2006 (collectively, the “Agreement”). Under the terms of the Agreement, DCOA shall provide up to $2 million of interest-free, secured loans to Transcend (the “Loans”). In return, Transcend shall establish and operate a medical transcription training center and regional office in Abilene, Texas. In addition, Transcend shall recruit, hire and train up to 208 medical transcription professionals, the majority of whom shall be recruited from Abilene or the area surrounding Abilene, as defined in the Agreement. DCOA shall offer the Loans to Transcend in two increments of $1 million each in return for Transcend recruiting, hiring and training up to 104 medical transcription professionals for each Loan. The Promissory Note is the first such Loan. Through September 30, 2006, the latest date for which data has been certified by DCOA, Transcend has trained and hired 43 medical transcription professionals.

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

Transcend had earned credits of $99,000 and $150,000 for the years ended December 31, 2006 and 2005, respectively, reducing the principal balance on the Promissory Note to $751,000. These credits are reported in Revenue as Other Revenue. The principal balance of the Promissory Note, if any, remaining on March 1, 2013 is payable in cash by Transcend unless said balance is forgiven by DCOA.

5.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

During 2006, the Company entered into lease commitments totaling $783,000 related to the purchase of computer and other equipment, including $593,000 under a two-year operating lease and $190,000 under a three-year operating lease. The leases contain renewal options at lease termination and purchase options at amounts approximating fair market value at lease termination. Annual payments under the leases are approximately $370,000 plus applicable taxes.

Future minimum annual rental obligations under non-cancelable operating leases as of December 31, 2006 total $1.7 million and are as follows:

2007	$1,131
2008	534
2009	51
2010	11

Total lease obligations	$1,727

Rental expense was $1,139,000, $546,000 and $301,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Litigation

On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.,” was filed in the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. All unpaid invoices were charged off against the allowance for doubtful accounts in 2001. OLOL subsequently added Transcend’s insurance carriers as defendants to the lawsuit and later lost a court decision and related appeal in that regard. During June 2006, OLOL amended its lawsuit to add a claim for misrepresentation and an additional breach of contract claim. On June 26, 2006, the Company responded by denying the allegations, and reasserting Transcend’s counterclaim against OLOL. The Company intends to vigorously defend all claims made by OLOL. The lawsuit is in an early procedural stage and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that the outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material effect on the Company’s results of operations and financial condition.

6.	RETIREMENT PLAN

The Company maintains a 401(k) retirement plan that covers substantially all eligible employees. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. The Company matches employee contributions on a discretionary basis as determined by the Company’s Board of Directors. There have been no Company matching contributions for 2006, 2005 or 2004.

In December 2006, the Company communicated to its employees that it would match 50% of the first 4% of employee’s compensation contributed to the plan for calendar year 2007, subject to financial performance of the Company.

7.	TRANSACTIONS WITH RELATED PARTIES

Susan McGrogan is the Company’s Chief Operating Officer. Ms. McGrogan is also the co-founder of Medical Dictation, Inc. which was purchased by Transcend on January 31, 2005. In conjunction with the purchase of Medical Dictation, Inc. the Company entered into a $3.5 million promissory note the terms of which are fully described in Note 4, “Borrowing Arrangements”. On August 15, 2005 and December 26, 2005, Ms. McGrogan converted $100,000 and $300,000, respectively, of the note payable to her into Transcend Common Stock (See Note 8, Stockholders’ Equity). On January 31, 2006, the Company paid $828,000 as the first installment of the note payable and $172,000 of accrued interest. As of December 31, 2006, the Company owed Ms. McGrogan $2.3 million of principal due on the note and $104,000 of accrued interest. On January 31, 2007 the Company paid $1.1 million as the second installment on the note and $113,000 of accrued interest.

During December 2005, the Chairman and Chief Executive Officer loaned the Company $100,000. The Company repaid the loan plus $550 in interest on December 30, 2005.

There were no transactions with related parties during 2004.

8.	STOCKHOLDERS’ EQUITY

In October 2004, the Company issued a Stock Purchase Warrant to a strategic business partner, who is an unrelated third party, to purchase 100,000 shares of the Company’s unregistered common stock at a price of $2.55 per share, which was the closing price of the Company’s common stock on the date of issuance. The warrant is exercisable at any time before October 27, 2007. The difference between the exercise price of the warrant and its fair value determined using the Black-Scholes pricing model is being amortized to interest expense over the shorter of the period that the warrant is outstanding or the three-year exercise period of the warrant. On January 30, 2007, the third party exercised its warrant to purchase 75,000 of the 100,000 unregistered shares of common stock available.

An Option Agreement to Purchase Stock was entered into by and between Susan McGrogan, Chief Operating Officer and holder of the MDI Promissory Note, and the Company effective as of August 15, 2005, (the “Agreement”).

Under the terms of the Agreement, the Company granted to Ms. McGrogan four options to purchase shares of common stock each at a total exercise price of $200,000 on August 15, 2005, February 15, 2006, August 15, 2006 and February 15, 2007 (See Note 7, Transactions with Related Parties). No separate consideration was received by the Company for the option grants. The exercise price for each option shall be comprised of $100,000 in cash and a $100,000 reduction in the amount of the outstanding principal balance of the $3,500,000 MDI Promissory Note dated January 31, 2005 in favor of Ms. McGrogan. The total number of shares purchased will be equal to the total exercise price divided by 110% of the average closing price per share of the Company’s common stock for the ten trading days immediately prior to the effective date of exercise. Should Ms. McGrogan choose not to exercise an option, the debt would not be reduced. Ms. McGrogan purchased 71,942 shares of Transcend common stock on August 15, 2005 pursuant to this agreement.

On December 21, 2005, the Agreement was amended to allow Ms. McGrogan to accelerate the portion of each of the remaining grants of February 15, 2006, August 15, 2006 and February 15, 2007 that relates to the reduction of debt. The amendment also changes the price, for the reduction of debt portion of the grant only, to 105% of the average closing price per share of the Company’s common stock for the ten trading days immediately prior to the effective date of exercise. Effective December 26, 2005, Ms. McGrogan exercised this right and received 140,815 unregistered shares in exchange for a reduction of $300,000 to the $3,500,000 MDI Promissory Note.

The Company issued a warrant to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share to HFG in conjunction with the closing of its credit facility on December 30, 2005. The election to purchase the stock is available between December 30, 2005 and the later of December 29, 2009 or 90 days following the date that the loans are paid in full. The fair value of the warrant at grant date was estimated to be $74,000 using the Black Scholes option-pricing model and is being amortized into interest expense over the life of the credit facility.

The Company had 7,841,946 shares of Common Stock and no shares of Preferred Stock outstanding as of December 31, 2006.

9.	STOCK BASED COMPENSATION

The Company has four stockholder-approved stock option plans for its key employees, directors and key consultants (the “Plans”). The Plans provide for the grant of incentive stock options, nonqualified stock options and restricted stock awards. The options are granted at fair market value, as defined in the option agreement, on the date of grant. Also, 10,000 shares of restricted stock awards were granted and outstanding under the Plans as of December 31, 2006.

As of December 31, 2006, the total number of options issued and outstanding, the weighted average exercise price and number of options available for future issuance under approved equity compensation plans was as follows. All equity compensation plans have been approved by shareholders.

Number of securities to be issued upon exercise	926,575
Weighted average exercise price	$2.85
Number of options available for future issuance	60,967

The following is a summary of stock option transactions:

	Number of Shares Subject to Stock Options	Average Price Per Share	Weighted Average Price Per Share
Outstanding at 12/31/03	767,200	$0.74 to $6.88	$2.46
Granted	178,500	$2.75 to $4.98	$3.10
Forfeited	(10,500)	$0.74 to $1.78	$1.08
Exercised	(14,000)	$0.79 to $2.13	$1.25

Outstanding at 12/31/04	921,200	$0.74 to $6.88	$2.62
Granted	315,031	$1.91 to $3.05	$2.50
Forfeited	(305,125)	$0.74 to $6.88	$2.78
Exercised	(126,531)	$0.74 to $2.65	$1.51

Outstanding at 12/31/05	804,575	$0.74 to $6.56	$2.69
Granted	257,000	$2.15 to $3.40	$3.17
Forfeited	(135,000)	$1.34 to $4.98	$2.84
Exercised	—	N/A	N/A

Outstanding at 12/31/06	926,575	$0.74 to $6.56	$2.85

Exercisable at 12/31/06	546,394	$0.74 to $6.56	$2.71

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar prices and grant dates:

	Outstanding Options			Options Exercisable
Actual Range of Exercise Price	Outstanding at December 31, 2006	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.74 - $1.09	18,000	6.0 years	$0.80	18,000	$0.80
$1.10 - $1.50	40,250	4.6 years	$1.27	38,750	$1.27
$1.51 - $2.00	56,750	5.6 years	$1.85	38,375	$1.78
$2.01 - $2.50	245,125	8.7 years	$2.31	178,207	$2.29
$2.51 - $3.00	175,950	7.2 years	$2.81	125,687	$2.81
$3.01 - $3.50	274,000	9.3 years	$3.34	34,750	$3.21
$3.51 - $5.00	113,000	7.0 years	$4.16	109,125	$4.15
$5.01 - $6.56	3,500	2.4 years	$6.12	3,500	$6.12

$0.74 - $6.56	926,575	8.0 years	$2.85	546,394	$2.71

On January 1, 2006, the Company adopted, using a modified version of prospective application, SFAS No. 123(R), Share Based Payment (“SFAS 123(R)”). This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant. SFAS 123(R) did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, Accounting for Stock Based Compensation (“SFAS 123”), as originally issued and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

Prior to the adoption of SFAS 123(R), the Company elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized by the Company for the years ended December 31, 2005 and 2004. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company’s common stock granted during 2005 and 2004 to employees, directors and a key consultant of the Company using the Black-Scholes option-pricing model and the following weighted average assumptions:

	2005	2004
Risk-free interest rate	4.54%	3.25%
Expected dividend yield	—	—
Expected life	Four years	Four years
Expected volatility	42%	47%

The total fair value of the options granted during the years ended December 31, 2005 and 2004 was computed to be approximately $232,000 and $222,000, respectively, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123(R), the Company’s reported and pro forma net income for the years ended December 31, 2005 and 2004 would have been as follows:

	2005	2004
Net income attributable to common stockholders:
As reported	$(1,192,000)	$277,000
Pro forma	$(1,349,000)	$46,000
Basic and diluted net income per share attributable to common stockholders:
As reported	$(0.16)	$0.04
Pro forma	$(0.18)	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for all options granted for the year ended December 31, 2006: dividend yield of 0%; volatility of 38.25%; risk-free interest rate of 4.65%; expected forfeiture rate of 25%; weighted average exercise price of $2.67; and expected life of 4 years.

On May 6, 2004, the stockholders of the Company approved an employee stock purchase plan (the “ESPP”) that commenced on July 1, 2004. The ESPP permitted eligible employees to purchase up to 250 shares of the Company’s common stock at 85% of the lower of the fair market value of the common stock per share at either the beginning or end of the offering period during a calendar quarter through payroll deductions of up to 10% of a participant’s compensation each pay period during the quarter. A total of 500,000 shares of the Company’s common stock was initially reserved for issuance under the ESPP. During 2005, the Company issued 7,757 shares of its common stock under the ESPP. On December 1, 2005, the Company announced the termination of the ESPP plan effective December 31, 2005. During the first quarter of 2006 the Company issued 2,437 shares of its common stock under the ESPP related to the fourth quarter of 2005.

For the year ended December 31, 2006, the Company recognized equity-based compensation expense of approximately $234,000, of which $163,000 was related to options or restricted stock and recognized as compensation expense in general and administrative expenses and $71,000 was related to warrants and recognized as interest expense. As of December 31, 2006, the Company had approximately $332,000 of future compensation expense which it expects to record in its statements of operations through 2010.

10.	INCOME TAXES

At December 31, 2006 and 2005, the Company had net operating loss carryforwards of approximately $17,788,000 and $20,190,000, respectively, which may be used to reduce future income taxes. As a result, the Company had no current federal income taxes due in 2006, 2005 or 2004. The Company has established a 100% valuation allowance against the deferred tax asset that results from the net operating loss carryforwards. Provisions or benefits for all federal and certain state income taxes were offset in full by changes in the deferred tax asset valuation allowance.

Provisions for state income taxes were recorded in 2006, 2005 and 2004, of $31,000, $3,000 and $1,000, respectively, for states in which no net operating loss carryforwards were available. Income tax expense from continuing operations was as follows:

	2006	2005	2004
Current:
State	$31,000	$3,000	$1,000

Deferred:
Federal	506,000	(404,000)	108,000
State	44,000	(30,000)	4,000
Valuation allowance	(550,000)	434,000	(112,000)

Total deferred	0	0	0

Income tax expense attributable to continuing operations	$31,000	$3,000	$1,000

A reconciliation between the amount determined by applying the federal statutory rate to income before income taxes and income tax expense (benefit) is as follows:

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense (benefit) at federal statutory rate	$506,000	34.0%	$(404,000)	-34.0%	$108,000	39.0%
State and local tax expense (benefit), net of federal income tax benefit	75,000	5.0%	(27,000)	-2.3%	5,000	2.4%
(Decrease) increase in valuation allowance	(550,000)	-36.9%	434,000	36.0%	(112,000)	-41.0%

Income tax expense/effective tax rate	$31,000	2.1%	$3,000	0.3%	$1,000	0.4%

At December 31, 2006 and 2005, the Company had net deferred tax assets of approximately $6,702,000 and $7,486,000. The Company has established valuation allowances of 100% of the net deferred tax assets due to the uncertainty regarding the realizability of its net operating loss carryforwards. The components of the net deferred tax assets for the year ended December 31, 2006 were as follows:

	Current	Long-Term	Total
Deferred tax assets:
Net operating loss carryforward	$—	$6,937,206	$6,937,206
Allowance for bad debts	44,744	—	44,744
Intangible assets	—	84,178	84,178
Fixed assets	—	38,085	38,085

Net	44,744	7,059,469	7,104,213

Deferred tax liabilities:
481A Adjustment	—	(402,507)	(402,507)

Net	—	(402,507)	(402,507)

Total deferred tax asset (liability)	44,744	6,656,962	6,701,706
Valuation allowance	(44,744)	(6,656,962)	(6,701,706)

Net deferred tax asset (liability)	—	—	—

If not utilized, these carryforwards will begin to expire in 2010. The table below summarizes the expiration dates of these loss carryforwards:

Amount	Expiration Date
$2,472,000	2010
8,321,000	2011
1,518,000	2017
2,863,000	2019
1,090,000	2020
748,000	2021
776,000	2025

$17,788,000

11.	MAJOR CUSTOMERS

Revenue attributable to one contract with Providence Health System - Washington for three hospitals totaled $3,017,000, $2,924,000 and $2,292,000 or 9.2%, 11.2% and 15.1% of total revenue for 2006, 2005 and 2004, respectively. In addition, in 2006 and 2005 the Company had revenue under separate agreements with approximately 40 customers who are owned by Health Management Associates, Inc., a single healthcare enterprise. Revenue attributable to Health Management Associates, Inc. comprised $8,473,000 or 25.9% and $5,813,000 or 22.2% of the Company’s total revenue for 2006 and 2005, respectively. The Company did not provide transcription services for Health Management Associates, Inc. during 2004.

12.	SEGMENT INFORMATION

The Company operated within one reportable segment for all periods presented.

13.	SUBSEQUENT EVENT

On January 16, 2007, Transcend acquired certain assets of OTP Technologies, Inc. (“OTP”), a Chicago area medical transcription company. Transcend paid $1,070,000, consisting of $520,000 in cash, a $330,000 promissory note and $220,000 (60,274 shares at $3.65 per share) of Transcend common stock. In addition, Transcend may pay up to $100,000 in additional consideration in January 2008 based on revenue achieved in 2007. The promissory note bears interest at 5% and is payable in five installments, with the first installment due on February 28, 2008 and final installment due on January 16, 2010. Transcend purchased the OTP assets to expand its medical transcription business in the Midwest, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base.

14.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenue	$8,012,000	$7,991,000	$7,957,000	$8,952,000
Gross Profit	$1,755,000	$1,919,000	$1,848,000	$2,433,000
Net income attributable to common shareholders	$150,000	$225,000	$320,000	$762,000
Diluted net earnings per share attributable to common shareholders	$0.02	$0.03	$0.04	$0.10
2005
Revenue	$5,319,000	$6,540,000	$6,654,000	$7,304,000
Gross Profit	$1,257,000	$1,208,000	$912,000	$1,059,000
Net income (loss) attributable to common shareholders	$12,000	$(242,000)	$(518,000)	$(444,000)
Diluted net earnings (loss) per share attributable to common shareholders	$—	$(0.03)	$(0.07)	$(0.06)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Company’s principal executive officer and principal financial officer, based on their evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the twelve months ended December 31, 2006), concluded that the Company’s disclosure controls and procedures were effective for this purpose.

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. There were no changes in the Company’s internal control over financial reporting during the twelve months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The disclosures required herein are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report for Transcend Services, Inc.:

1.	Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm listed below are included in Item 8.

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(b) Exhibits

The following exhibits are filed with or incorporated by reference into this report, as noted.

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated October 13, 2000 with Provider HealthNet Services, Inc.	8-K	000-18217	2.7	October 30, 2000

2.2	Stock Purchase Agreement dated January 31, 2005 between Transcend Services, Inc. and Susan McGrogan, with respect to the purchase and sale of the capital stock of Medical Dictation, Inc.	10-K	000-18217	2.3	March 9, 2005

3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	10-K	000-18217	3 (a)	August 27, 1993

4.1	Stock Purchase Warrant granted to Premier Holding of Illinois dated October 27, 2004	10-K	000-18217	4.1	March 9, 2005

4.2	Promissory Note Payable dated January 31, 2005 for $3,500,000 in favor of Susan McGrogan	10-K	000-18217	4.3	March 9, 2005

4.3	Promissory Note dated as of March 1, 2005 between Transcend Services, Inc. and the Development Corporation of Abilene, Inc.	10-Q	000-18217	4.1	July 28, 2005

4.4	Loan and Security Agreement dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.1	January 12, 2006

4.5	Acquisition Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.2	January 12, 2006

4.6	Revolving Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.3	January 12, 2006

10.1	1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.1	November 15, 1996

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date
10.2	Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.2	November 15, 1996

10.3	2001 Stock Option Plan	10-K	000-18217	4.1	March 6, 2002

10.4	2003 Stock Incentive Plan	10-Q	000-18217	4.3	July 29, 2004

10.5	2004 Employee Stock Purchase Plan	10-Q	000-18217	4.4	July 29, 2004

10.6	Clinical Documentation Solution Agreement between Transcend Services, Inc. and MultiModal Technologies, Inc. effective September 28, 2004 (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24(b)(2) and accordingly, those portions have been omitted from this exhibit and filed separately with the Commission.)	10-K	000-18217	10.6	March 9, 2005

10.7	2005 Stock Incentive Plan	10-Q	000-18217	10.1	July 28, 2005

10.8	Agreement for Financial Assistance dated March 1, 2005 between the Development Corporation of Abilene, Inc. and Transcend Services, Inc.	10-Q	000-18217	10.1	April 28, 2005

10.9	Option Agreement to Purchase Stock dated August 15, 2005 between Susan McGrogan and Transcend Services, Inc.	10-Q	000-18217	10.2	October 26, 2005

10.10	Transcend Services, Inc. Stock Purchase Warrant to Purchase Shares of Common Stock, $.05 Par Value.	8-K/A	000-18217	10.1	February 27, 2006

10.11	Amendment to Option Agreement to Purchase Stock between Susan McGrogan and Transcend Services, Inc. dated December 21, 2005.	10-K	000-18217	10.11	March 6, 2006

10.12	2006 Executive Compensation Plan	10-K	000-18217	10.12	March 6, 2006

10.13	Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc. dated May 19, 2005.	10-K	000-18217	10.13	March 6, 2006

10.14	Lease Schedule No. 001R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated December 20, 2005.	10-K	000-18217	10.14	March 6, 2006

10.15	Lease Schedule No. 002R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated October 4, 2005.	10-K	000-18217	10.15	March 6, 2006

10.16	Lease Schedule No. 003R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated December 21, 2005.	10-K	000-18217	10.16	March 6, 2006

10.17	Clinical Documentation Solution Agreement by and between Multimodal Technologies, Inc. and Transcend Services, Inc., effective as of September 1, 2006.	8-K/A	000-18217	10.1	March 1, 2007

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date
14.1	Transcend Services, Inc. Code of Business Conduct and Ethics Policy	10-K	000-18217	14.1	February 12, 2004

21.1	Subsidiaries of the Registrant

23.1	Consent of Miller Ray Houser & Stewart LLP

*31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

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

Dated: March 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry G. Gerdes Larry G. Gerdes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 8, 2007

/s/ Lance Cornell Lance Cornell	Chief Financial Officer (Principal Financial Officer)	March 8, 2007

/s/ Joseph G. Bleser Joseph G. Bleser	Director	March 8, 2007

/s/ Joseph P. Clayton Joseph P. Clayton	Director	March 8, 2007

/s/ James D. Edwards James D. Edwards	Director	March 8, 2007

/s/ Walter S. Huff, Jr. Walter S. Huff, Jr.	Director	March 8, 2007

/s/ Sidney V. Sack Sidney V. Sack	Director	March 8, 2007

/s/ Charles E. Thoele Charles E. Thoele	Director	March 8, 2007