Form 10-Q
period 2007-03-31
TRANSCEND SERVICES INC
filed 2007-05-01
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-18217

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

    Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $.05 par value	8,158,302

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited and rounded to the nearest thousand)

	March 31, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$653,000	$215,000
Accounts receivable, net of allowance for doubtful accounts of $162,000 and $115,000 at March 31, 2007 and December 31, 2006, respectively	4,807,000	4,578,000
Prepaid expenses and other current assets	184,000	78,000

Total current assets	5,644,000	4,871,000

Property and equipment:
Computer equipment	3,386,000	3,371,000
Software	3,018,000	2,907,000
Furniture and fixtures	291,000	291,000

Total property and equipment	6,695,000	6,569,000
Accumulated depreciation and amortization	(5,396,000)	(5,235,000)

Property and equipment, net	1,299,000	1,334,000

Intangible assets:
Goodwill	4,536,000	3,686,000
Other intangible assets	855,000	575,000

Total intangible assets	5,391,000	4,261,000
Accumulated amortization	(254,000)	(216,000)

Intangible assets, net	5,137,000	4,045,000

Other assets	389,000	370,000

Total assets	$12,469,000	$10,620,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Term loan	$159,000	$—
Promissory note payable to related parties	1,277,000	1,209,000
Accounts payable	386,000	250,000
Accrued compensation and benefits	1,474,000	1,233,000
Other accrued liabilities	652,000	518,000

Total current liabilities	3,948,000	3,210,000

Long term liabilities:
Line of credit	699,000	1,163,000
Term loan	361,000	—
Promissory note payable to related parties	220,000	1,167,000
Promissory note payable	726,000	751,000
Other liabilities	19,000	22,000

Total long term liabilities	2,025,000	3,103,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at March 31, 2007 and December 31, 2006	—	—
Common Stock, $0.05 par value; 15,000,000 shares authorized at March 31, 2007 and December 31, 2006; 8,157,000 and 7,842,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	408,000	392,000
Additional paid-in capital	29,231,000	28,355,000
Retained deficit	(23,143,000)	(24,440,000)

Total stockholders’ equity	6,496,000	4,307,000

Total liabilities and stockholders’ equity	$12,469,000	$10,620,000

See notes to consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and rounded to the nearest thousand)

	Three months ended March 31,
	2007	2006
Revenue	$10,422,000	$8,012,000
Direct costs	7,238,000	6,257,000

Gross profit	3,184,000	1,755,000

Operating expenses:
Sales and marketing	132,000	105,000
Research and development	141,000	89,000
General and administrative	1,282,000	1,071,000
Depreciation and amortization	200,000	199,000

Total operating expenses	1,755,000	1,464,000

Operating income	1,429,000	291,000

Interest expense, net	115,000	120,000
Other expense	—	14,000

Total interest and other expense	115,000	134,000

Income before income taxes	1,314,000	157,000

Income taxes	17,000	7,000

Net income	$1,297,000	$150,000

Basic earnings per share:
Net earnings per share	$0.16	$0.02

Weighted average shares outstanding	8,053,000	7,906,000

Diluted earnings per share:
Net earnings per share	$0.15	$0.02

Weighted average shares outstanding	8,549,000	7,942,000

See notes to consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and rounded to the nearest thousand)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income attributable to common stockholders	$1,297,000	$150,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	200,000	199,000
Equity based compensation	72,000	86,000
Non-cash revenue	(25,000)	—
Changes in assets and liabilities
Accounts receivable, net	(289,000)	(292,000)
Prepaid expenses and other current assets	(67,000)	(14,000)
Other assets	(19,000)	8,000
Accounts payable	98,000	96,000
Accrued liabilities	304,000	(359,000)

Total adjustments	274,000	(276,000)

Net cash provided by (used in) operating activities	1,571,000	(126,000)

Cash flows from investing activities:
Capital expenditures, net	(126,000)	(101,000)
Purchase of business, net of cash acquired	(38,000)	—
Adjustment to purchase price for previous acquisition	—	8,000

Net cash (used in) investing activities	(164,000)	(93,000)

Cash flows from financing activities:
Proceeds from stock options and other issuances	600,000	3,000
(Repayment of) promissory notes	(1,105,000)	(828,000)
Net (repayments) borrowings on line of credit	(464,000)	1,455,000

Net cash (used in) provided by financing activities	(969,000)	630,000

Net increase in cash and cash equivalents	438,000	411,000
Cash and cash equivalents at beginning of period	215,000	762,000

Cash and cash equivalents at end of period	$653,000	$1,173,000

Supplemental cash flow information:
Cash paid for interest	$191,000	$244,000

Cash paid for income taxes	$77,000	$32,000

Non-cash investing and financing activities:
Term loan draw in connection with acquisition of OTP	$520,000	$—
Promissory note issued in connection with acquisition of OTP	330,000	—
Common stock issued in connection with the acquisition of OTP	220,000	—

Non cash capital expenditures	$1,070,000	$—

See notes to consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared by the management of Transcend Services, Inc. (the “Company” or “Transcend”) in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2006. Footnote disclosure that substantially duplicates the disclosure contained in that document has been omitted. Certain items previously reported in specific financial statement captions have been reclassified to conform to this presentation.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This statement, which is effective January 1, 2008, permits companies to measure financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities without having to apply complex hedge accounting provisions. The Company believes that the adoption of this statement in 2008 will not have a material effect on its financial statements or results of operations.

2. ACQUISITIONS

Transcend purchased certain assets of OTP Technologies, Inc. (“OTP”), a Chicago area medical transcription company, on January 16, 2007. Transcend purchased the assets to expand its medical transcription business in the Midwest, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. Transcend paid $1.07 million, consisting of $520,000 in cash, a $330,000 promissory note and $220,000 (60,274 shares) of Transcend common stock. In addition, Transcend may pay up to $100,000 in additional consideration in January 2008 based on revenue achieved in 2007. The promissory note bears interest at 5% and is payable in five installments, with the first installment due on February 28, 2008 and final installment due on January 16, 2010. The purchase price was allocated between goodwill, customer relationships, covenants not to compete and property and equipment. All goodwill and intangible asset amortization related to the acquisition of the OTP assets are expected to be deductible for income tax purposes. The results of operations of the OTP business have been included in Transcend’s financial statements from January 16, 2007 forward.

3. MAJOR CUSTOMERS

No single customer accounted for greater than 10% of total revenue for the quarters ended March 31, 2007 and 2006. In addition, the Company provided medical transcription services for the three months ended March 31, 2007 and 2006 to individual customers that are members of a group of hospitals. Revenue attributable to members of this group comprised 22% and 26% of the Company’s total revenue for the three months ended March 31, 2007 and 2006, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of this Statement, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. A portion of the purchase price of the OTP acquisition was attributed to goodwill and other intangible assets. (See Note 2.)

		(rounded to the nearest thousand)
		March 31, 2007			March 31, 2006
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants-not-to-compete	5	$50,000	$22,000	$28,000	$50,000	$12,000	$38,000
Customer relationships	5	805,000	232,000	573,000	525,000	118,000	407,000

Total intangible assets		$855,000	$254,000	$601,000	$575,000	$130,000	$445,000

5. BORROWING ARRANGEMENTS

Line of Credit

On December 30, 2005, the Company entered into a four year, $5.6 million credit facility with Healthcare Finance Group (“HFG”). The HFG facility matures on December 30, 2009 and is comprised of up to $3.6 million on a revolving accounts receivable-based line of credit and up to $2.0 million of term loans to fund acquisitions. As a part of the agreement with HFG, the Company issued a warrant to HFG to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share. The fair value of the warrant at grant date was estimated to be $74,000 using the Black Scholes option-pricing model and is being amortized into interest expense over the life of the credit facility. The warrant expires at the later of December 29, 2009 or 90 days after the date that the loans under the Loan Agreement are paid in full. Borrowings on the line of credit and the term loan bear interest at LIBOR plus 4% (9.32% as of March 31, 2007), are secured by accounts receivable and certain other Company assets and require that the Company maintain certain financial and other covenants. As of March 31, 2007, the Company was in compliance with all debt covenants. The loan agreement requires the Company to set aside a portion of its line of credit availability to fund the next installment of the Medical Dictation, Inc. (“MDI”) Promissory Note due January 31, 2008 (see below). This set aside accumulates at the rate of $100,000 per month. As of March 31, 2007, $300,000 of the line of credit availability has been set aside to pay the MDI Promissory Note. The balance outstanding on the line of credit was $699,000 as of March 31, 2007.

On January 16, 2007, the Company borrowed $520,000 from HFG against its term loan availability to fund the cash portion of the OTP acquisition. The term loan requires the principal to be repaid in 36 equal monthly installments beginning May 1, 2007.

For the three months ending March 31, 2007, the weighted average debt outstanding under the HFG line of credit was $1.2 million at a weighted average interest rate of 9.32%. At March 31, 2007, $1.5 million was available for borrowing under the HFG term loan and $2.6 million was available under the HFG line of credit after setting aside $300,000 toward the January 2008 installment on the MDI Promissory Note.

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

On August 15, 2005, the holder of the $3.5 million promissory note reduced the principal amount of the note by $100,000 in consideration for 35,971 unregistered shares of Transcend’s common stock issued at $2.78 per share, or 110% of fair market value. On December 26, 2005, the holder of the promissory note reduced the principal amount of the note by an additional $300,000 in consideration for 140,815 unregistered shares of Transcend’s common stock issued at $2.13 per share, or 105% of fair market value (See Note 8, Stockholders’ Equity). On January 31, 2006 the Company paid $828,000 plus interest as the first installment of the promissory note. A portion of this principal payment, $61,000, was applied toward the second installment due on January 31, 2007. The Company paid $1.1 million plus interest as the second installment on January 31, 2007. As of March 31, 2007, the balance of the note was $1.2 million, which is due on January 31, 2008.

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

The Promissory Note relates to the Agreement for Financial Assistance by and between DCOA and Transcend effective as of March 1, 2005 that was approved by DCOA on March 4, 2005 and amended on June 6, 2006 (collectively, the “Agreement”). Under the terms of the Agreement, DCOA shall provide up to $2 million of interest-free, secured loans to Transcend (the “Loans”). In return, Transcend shall establish and operate a medical transcription training center and regional office in Abilene, Texas. In addition, Transcend shall recruit, hire and train up to 208 medical transcription professionals, the majority of whom shall be recruited from Abilene or the area surrounding Abilene, as defined in the Agreement. DCOA shall offer the Loans to Transcend in two increments of $1 million each in return for Transcend recruiting, hiring and training up to 104 medical transcription professionals for each Loan. The Promissory Note is the first such Loan. Through December 31, 2006, the latest date for which data has been certified by DCOA, Transcend has trained and hired 51 medical transcription professionals.

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

Transcend has earned credits of $274,000 to date, of which $25,000 was earned in the quarter ending March 31, 2007, reducing the principal balance on the Promissory Note to $726,000. In 2007, these credits are reported as reductions of direct operating costs. The principal balance of the Promissory Note, if any, remaining on March 1, 2013 is payable in cash by Transcend unless said balance is forgiven by DCOA.

OTP Promissory Note

On January 16, 2007, the Company entered into a three year, $330,000 unsecured promissory note in conjunction with the purchase of OTP. The note bears interest at 5.0% and the principal is to be repaid as follows:

•	$110,000 on January 16, 2008

•	$55,000 on July 16, 2008

•	$55,000 on January 16, 2009

•	$55,000 on July 16, 2009

•	$55,000 on January 16, 2010

6. COMMITMENTS AND CONTINGENCIES

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

7. TRANSACTIONS WITH RELATED PARTIES

The Company purchased the assets of OTP on January 16, 2007. The purchase was financed with $520,000 in cash, a $330,000 promissory note and $220,000 (60,274 shares) of Transcend common stock. In addition, Transcend may pay up to $100,000 in additional consideration in January 2008 based on revenue achieved in 2007. The promissory note is payable to OTP. Since the date of purchase, the owners of OTP, James Vonderhaar and Sharon Vonderhaar, have been working for Transcend to facilitate the transition and both were employees of the Company as of March 31, 2007.

Susan McGrogan is the Company’s Chief Operating Officer. Ms. McGrogan is also the co-founder of MDI, which was purchased by Transcend on January 31, 2005. In conjunction with the purchase of MDI, the Company entered into a $3.5 million promissory note the terms of which are fully described in Note 5, “Borrowing Arrangements”. On January 31, 2007 the Company paid $1.1 million as the second installment on the note and $113,000 of accrued interest.

8. STOCK-BASED COMPENSATION

The Company has four stockholder-approved stock option plans for its key employees, directors and key consultants (the “Plans”). The Plans provide for the grant of incentive stock options, nonqualified stock options and restricted stock awards. The options are granted at fair market value, as defined in the option agreement, on the date of grant. Also, 10,000 shares of restricted stock awards were granted and outstanding under the Plans as of March 31, 2007.

As of March 31, 2007, the total number of options issued and outstanding, the weighted average exercise price and number of options available for future issuance under approved equity compensation plans was as follows. All equity compensation plans have been approved by shareholders.

Number of securities to be issued upon exercise	732,700
Weighted average exercise price	$3.03
Number of options available for future issuance	75,340

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all options granted during the quarter ending March 31, 2007: dividend yield of 0%; volatility of 41.95%; risk-free interest rate of 4.67%; expected forfeiture rate of 25%; exercise price of $6.80; and expected life of 1 year.

The Company recognized equity-based compensation expense of approximately $72,000 and $86,000 for the quarters ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the Company had approximately $279,000 of future compensation expense which it expects to record in its statements of operations through 2010.

9. STOCKHOLDERS’ EQUITY

On January 16, 2007, as part of the OTP acquisition, the Company issued $220,000 of unregistered common stock (60,274 shares) to OTP.

During the quarter ended March 31, 2007, 254,500 options were exercised at a weighted average price of $2.36. The exercise of these options increased common stock outstanding and additional paid in capital by $13,000 and $587,000 respectively.

The Company had 8,156,720 shares of Common Stock and no shares of Preferred Stock outstanding as of March 31, 2007.

10. INCOME TAXES

At March 31, 2007 and 2006, the Company had net operating loss carryforwards of approximately $16.4 million and $19.4 million, respectively, which may be used to reduce future income taxes. As a result, the Company had no current federal income taxes due. The Company has established a valuation allowance against the deferred tax asset that results from the net operating loss carryforwards. Provisions or benefits for all federal and certain state income taxes were offset by changes in the deferred tax asset valuation allowance.

At March 31, 2007 and 2006, the Company had net deferred tax assets of approximately $6.3 million and $7.6 million, respectively. The Company has established valuation allowances of 100% of the net deferred tax assets due to the uncertainty regarding the realizability of its net operating loss carryforwards.

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

Overview

Transcend Services, Inc. (the “Company”) utilizes a combination of its proprietary internet-based voice and data distribution technology, customer-based technology and home-based medical language specialists to convert physicians’ voice recordings into electronic documents.

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

Goodwill and Intangible Assets. As of March 31, 2007, we had goodwill and intangible assets at carrying amounts of $4.5 million and $601,000, respectively. The total of $5.1 million represents approximately 41% of total assets as of March 31, 2007. Our intangible assets are amortized over their estimated useful lives.

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

Deferred Tax Asset. As of March 31, 2007, we have net deferred tax assets of $6.3 million resulting primarily from net operating loss carryforwards of approximately $16.4 million. Deferred income tax assets represent future tax benefits we expect to be able to apply against future taxable income. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, “Accounting for Income Taxes” requires us to record a valuation allowance against any deferred income tax benefits that we believe may expire before we generate sufficient taxable income to use them. We use current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. As of March 31, 2007, we have determined that it is likely that we will be able to utilize $35,000 of our deferred tax benefits in the future and accordingly, we have established a valuation allowance of $6.3 million. We adjust the asset and allowance each quarter. If we were to determine that the operating loss carryforwards could be used and that the valuation allowance could be reduced, our net income would increase.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue increased $2.4 million, or 30%, to $10.4 million in the quarter ended March 31, 2007 compared to revenue of $8.0 million in the same period in 2006. The $2.4 million increase in revenue consisted of revenue from new customers of $1.9 million, revenue from the acquisition of OTP of $341,000 and increased revenue from existing customers of $593,000, partially offset by revenue of $409,000 from customers who cancelled their contracts in the first half of 2006 and a decrease in other revenue of $13,000.

Direct costs increased $981,000, or 16%, to $7.2 million in the quarter ended March 31, 2007 compared to $6.3 million in the same period in 2006. Direct costs include costs attributable to compensation for transcriptionists, recruiting, production management, customer service, technical support for production operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs decreased to 69% in the quarter ended March 31, 2007 from 78% in the same period of 2006. The net decrease in costs as a percentage of revenue is due primarily to cost savings that resulted from the rollout of the Company’s speech recognition-enabled BeyondTXT platform, growth of relatively fixed other direct costs of operations at a slower rate than the rate of revenue growth and the use of offshore transcription resources.

Gross profit increased $1.4 million, or 81%, to $3.2 million in the quarter ended March 31, 2007 compared to $1.8 million in the same period in 2006. Gross profit as a percentage of revenue increased to 31% in the quarter ended March 31, 2007 compared to 22% in the same period in 2006 (see direct costs discussion). The increase is due primarily to cost savings that resulted from the rollout of the Company’s speech recognition-enabled BeyondTXT platform, growth of relatively fixed indirect cost of operations expenses at a slower rate than the rate of revenue growth and the use of offshore transcription resources.

Sales and marketing expenses increased $27,000, or 26%, to $132,000 in the quarter ended March 31, 2007, compared to $105,000 in the same period in 2006. Sales and marketing expenses as a percentage of revenue were 1% in the quarters ended March 31, 2007 and 2006. The net increase in sales and marketing expense is primarily due to the use of a lead-generating telemarketing firm in the quarter ended March 31, 2007, with no corresponding expense in the same quarter of 2006.

Research and development expenses increased $52,000, or 58%, to $141,000 in the quarter ended March 31, 2007 compared to $89,000 in the same period in 2006. Research and development expenses as a percentage of revenue were 1% in the quarters ended March 31, 2007 and 2006. The increase is primarily due to an increase in compensation related expenses.

General and administrative expenses increased $211,000, or 20%, to $1.3 million in the quarter ended March 31, 2007 compared to $1.1 million in the same period in 2006. General and administrative expenses as a percentage of revenue were 12% and 13% in the quarters ended March 31, 2007 and 2006, respectively. The increase was due primarily to the Company’s match to its employees’ 401(k) retirement plan contributions of $61,000 and directors fees of $27,000 recognized in 2007 with no corresponding 401(k) match or director fees recorded in 2006. (Directors fees were suspended indefinitely in December 2005 and later reinstated in August 2006.) The remaining increase consists of numerous other small variances.

The Company reported an income tax provision of $17,000 in the quarter ended March 31, 2007 and $7,000 in 2006 due to net operating loss carryforwards not allowed in certain states. The Company has net operating loss carryforwards of approximately $16.4 million as of March 31, 2007. Deferred income tax expenses of $483,000 and $56,000 in the quarters ended March 31, 2007 and 2006, respectively, were offset by corresponding changes in the valuation allowance.

Contractual Obligations

The Company has leases for the rental of office space and operating leases related to the purchase of computer and other equipment. The operating leases contain renewal options at lease termination and purchase options at amounts approximating fair market value at lease termination. The table below summarizes the total lease obligations and other obligations outstanding and the payments due by period.

Contractual Obligations	Payments due by period (rounded to the nearest thousand)
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-Term Debt Obligations	$3,442,000	$1,436,000	$1,280,000	$0	$726,000
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	1,481,000	849,000	632,000	0	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities	0	0	0	0	0

Total	$4,923,000	$2,285,000	$1,912,000	$0	$726,000

Liquidity and Capital Resources

As of March 31, 2007, the Company had cash and cash equivalents of $653,000, working capital of $1.7 million, availability of approximately $2.6 million on its line of credit based on eligible accounts receivable (after setting aside $300,000 toward the January 2008 installment on the MDI promissory note), and $1.5 million on its acquisition line of credit, both of which expire on December 30, 2009. See Note 5 to the Consolidated Financial Statements.

Cash provided by operating activities was $1.6 million for the quarter ended March 31, 2007 compared to cash used in operating activities of $126,000 for the quarter ended March 31, 2006. The improvement was due primarily to an increase in net income and accrued liabilities.

Cash used in investing activities was $164,000 for the quarter ended March 31 2007, compared to $93,000 for the quarter ended March 31, 2006. The increase was due primarily to the incremental cash used to acquire the assets of OTP and an increase in the amount of computer related equipment purchased in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.

Cash used in financing activities was $969,000 for the quarter ended March 31, 2007, consisting of a $1.1 million principal repayment on the MDI promissory note and net repayments of $464,000 on the line of credit, offset by proceeds of $600,000 from the exercise of stock options. For the quarter ended March 31, 2006, cash provided by financing activities was $630,000, consisting primarily of net borrowings of $1.5 million on the line of credit offset by an $828,000 principal repayment on the MDI promissory note.

The Company anticipates that cash on hand, together with cash flow from operations and cash available under its credit facility should be sufficient for the next twelve months to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.

Part of the growth strategy for Transcend is the completion of acquisitions. Management believes that the $1.5 million available on the term loan from HFG together with other acquisition options, such as owner financing, are insufficient to execute its acquisition strategy and additional financing will be required. The Company has engaged an investment banker to help locate potential acquisition candidates and financing for these acquisitions either through debt or equity or a combination thereof.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of March 31, 2007.

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

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

TRANSCEND SERVICES, INC.

May 1, 2007	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)