Form 10-Q
period 2007-06-30
TRANSCEND SERVICES INC
filed 2007-08-09
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☐                Accelerated filer   ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $.05 par value	8,363,917

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited and rounded to the nearest thousand)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,194,000	$215,000
Accounts receivable, net of allowance for doubtful accounts of $157,000 and $115,000 at June 30, 2007 and December 31, 2006, respectively	4,738,000	4,578,000
Prepaid expenses and other current assets	350,000	78,000

Total current assets	6,282,000	4,871,000
Property and equipment:
Computer equipment	3,434,000	3,371,000
Software	3,148,000	2,907,000
Furniture and fixtures	291,000	291,000

Total property and equipment	6,873,000	6,569,000
Accumulated depreciation and amortization	(5,559,000)	(5,235,000)

Property and equipment, net	1,314,000	1,334,000
Intangible assets:
Goodwill	4,574,000	3,686,000
Other intangible assets	855,000	575,000

Total intangible assets	5,429,000	4,261,000
Accumulated amortization	(297,000)	(216,000)

Intangible assets, net	5,132,000	4,045,000
Other assets	342,000	370,000

Total assets	$13,070,000	$10,620,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Promissory notes payable to related parties	$1,315,000	$1,209,000
Accounts payable	443,000	250,000
Accrued compensation and benefits	1,543,000	1,233,000
Other accrued liabilities	552,000	518,000

Total current liabilities	3,853,000	3,210,000
Long term liabilities:
Line of credit	—	1,163,000
Promissory notes payable to related parties	220,000	1,167,000
Promissory note payable	703,000	751,000
Other liabilities	16,000	22,000

Total long term liabilities	939,000	3,103,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at June 30, 2007 and December 31, 2006	—	—
Common Stock, $0.05 par value; 15,000,000 shares authorized at June 30, 2007 and December 31, 2006; 8,359,000 and 7,842,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	418,000	392,000
Additional paid-in capital	29,630,000	28,355,000
Retained deficit	(21,770,000)	(24,440,000)

Total stockholders’ equity	8,278,000	4,307,000

Total liabilities and stockholders’ equity	$13,070,000	$10,620,000

The accompanying notes are an integral part of these financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and rounded to the nearest thousand)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue	$10,519,000	$7,991,000	$20,941,000	$16,002,000
Direct costs	7,302,000	6,072,000	14,540,000	12,328,000

Gross profit	3,217,000	1,919,000	6,401,000	3,674,000

Operating expenses:
Sales and marketing	164,000	123,000	296,000	228,000
Research and development	182,000	95,000	323,000	184,000
General and administrative	1,212,000	1,099,000	2,494,000	2,170,000
Depreciation and amortization	206,000	213,000	406,000	412,000

Total operating expenses	1,764,000	1,530,000	3,519,000	2,994,000

Operating income	1,453,000	389,000	2,882,000	680,000
Interest expense, net	58,000	97,000	151,000	189,000
Interest expense to related parties	17,000	29,000	39,000	57,000
Other expense	—	28,000	—	42,000

Total interest and other expense	75,000	154,000	190,000	288,000

Income before income taxes	1,378,000	235,000	2,692,000	392,000
Income taxes	5,000	10,000	22,000	17,000

Net income	$1,373,000	$225,000	$2,670,000	$375,000

Basic earnings per share:
Net earnings per share	$0.17	$0.03	$0.33	$0.05

Weighted average shares outstanding	8,203,000	7,908,000	8,129,000	7,907,000

Diluted earnings per share:
Net earnings per share	$0.16	$0.03	$0.31	$0.05

Weighted average shares outstanding	8,729,000	7,971,000	8,606,000	7,955,000

The accompanying notes are an integral part of these financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and rounded to the nearest thousand)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income attributable to common stockholders	$2,670,000	$375,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	406,000	419,000
Equity-based compensation	140,000	116,000
Non-cash income	(48,000)	(93,000)
Changes in assets and liabilities
Accounts receivable, net	(220,000)	(570,000)
Prepaid expenses and other current assets	(272,000)	(20,000)
Other assets	27,000	(31,000)
Accounts payable	155,000	(51,000)
Accrued liabilities	378,000	(240,000)

Total adjustments	566,000	(470,000)

Net cash provided by (used in) operating activities	3,236,000	(95,000)
Cash flows from investing activities:
Capital expenditures, net	(305,000)	(216,000)
Purchase of business, net of cash acquired	(558,000)	—
Adjustment to purchase price for previous acquisition	—	8,000

Net cash used in investing activities	(863,000)	(208,000)
Cash flows from financing activities:
Proceeds from stock options and other issuances	941,000	4,000
Repayment of promissory notes to related parties	(1,172,000)	(829,000)
Net (repayments) borrowings on line of credit	(1,163,000)	633,000

Net cash used in financing activities	(1,394,000)	(192,000)

Net increase (decrease) in cash and cash equivalents	979,000	(495,000)
Cash and cash equivalents at beginning of period	215,000	762,000

Cash and cash equivalents at end of period	$1,194,000	$267,000

Supplemental cash flow information:
Cash paid for interest	$121,000	$149,000
Cash paid for interest to related parties	$114,000	$171,000
Cash paid for income taxes	$56,000	$7,000
Non-cash investing and financing activities:
Promissory note issued in connection with acquisition of OTP	$330,000	$—
Common stock issued in connection with the acquisition of OTP	220,000	—

Non-cash capital expenditures	$550,000	$—

The accompanying notes are an integral part of these financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006

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

3. MAJOR CUSTOMERS

No single customer accounted for greater than 10% of total revenue for the three and six months ended June 30, 2007 and June 30, 2006. The Company provides medical transcription services under individual contracts to customers that are members of a group of hospitals. Revenue attributable to members of this group comprised 23% of the Company’s total revenue for both the three and six months ended June 30, 2007 and 26% for both the three and six months ended June 30, 2006.

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

Goodwill and Other Intangible Assets

(rounded to the nearest thousand)

	Useful Life in Years	June 30, 2007			June 30, 2006
		Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants-not-to-compete	5	$50,000	$24,000	$26,000	$50,000	$14,000	$36,000
Customer relationships	5	805,000	273,000	532,000	525,000	144,000	381,000

Total intangible assets		$855,000	$297,000	$558,000	$575,000	$158,000	$417,000

5. BORROWING ARRANGEMENTS

Line of Credit and Term Loan

On December 30, 2005, the Company entered into a four year, $5.6 million credit facility with Healthcare Finance Group (“HFG”). The HFG facility matures on December 30, 2009 and is comprised of up to $3.6 million on a revolving accounts receivable-based line of credit and up to $2.0 million of term loans to fund acquisitions. Borrowings on the line of credit and the term loan bear interest at LIBOR plus 4% (9.32% as of June 30, 2007), are secured by accounts receivable and certain other Company assets and require that the Company maintain certain financial and other covenants. As of June 30, 2007, the Company was in compliance with all debt covenants. The HFG agreement requires the Company to set aside a portion of its line of credit availability to fund the next installment of the Medical Dictation, Inc. (“MDI”) Promissory Note due January 31, 2008 (see below). This set aside accumulates at the rate of $100,000 per month. As of June 30, 2007, $600,000 of the line of credit availability has been set aside to pay the MDI Promissory Note. There was no balance outstanding on the line of credit or term loan as of June 30, 2007.

As a part of the agreement with HFG, the Company issued a warrant to HFG granting HFG the right to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share. On June 26, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock. The value of the warrant is being amortized into interest expense over the life of the credit facility.

On January 16, 2007, the Company borrowed $520,000 from HFG against its term loan availability to fund the cash portion of the OTP acquisition. The term loan requires the principal to be repaid in 36 equal monthly installments beginning May 1, 2007. On May 22, 2007, the Company prepaid the balance of the term loan in full.

As of June 30, 2007, $2.0 million was available for borrowing under the HFG term loan and $3.0 million was available under the HFG line of credit after setting aside $600,000 toward the January 31, 2008 installment on the MDI Promissory Note.

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

On August 15, 2005, the holder of the $3.5 million promissory note reduced the principal amount of the note by $100,000 in consideration for 35,971 unregistered shares of Transcend’s common stock issued at $2.78 per share, or 110% of fair market value. On December 26, 2005, the holder of the promissory note reduced the principal amount of the note by an additional $300,000 in consideration for 140,815 unregistered shares of Transcend’s common stock issued at $2.13 per share, or 105% of fair market value. On January 31, 2006 the Company paid $828,000 plus interest as the first installment of the promissory note. A portion of this principal payment, $61,000, was applied toward the second installment due on January 31, 2007. The Company paid $1.1 million plus interest as the second installment on January 31, 2007. As of June 30, 2007, the principal balance of the note was $1.2 million, which is due on January 31, 2008.

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

The Promissory Note relates to the Agreement for Financial Assistance by and between DCOA and Transcend effective as of March 1, 2005 that was approved by DCOA on March 4, 2005 and amended on June 6, 2006 (collectively, the “Agreement”). Under the terms of the Agreement, DCOA shall provide up to $2 million of interest-free, secured loans to Transcend (the “Loans”). In return, Transcend established and operated a medical transcription training center and regional office in Abilene, Texas. In addition, Transcend shall recruit, hire and train up to 208 medical transcription professionals, the majority of whom shall be recruited from Abilene or the area surrounding Abilene, as defined in the Agreement. DCOA shall offer the Loans to Transcend in two increments of $1 million each in return for Transcend recruiting, hiring and training up to 104 medical transcription professionals for each Loan. The Promissory Note is the first such Loan. Through December 31, 2006, the latest date for which data has been certified by DCOA, Transcend has trained and hired 51 medical transcription professionals.

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

Transcend has earned credits of $297,000 to date, of which $48,000 was earned in the six months ending June 30, 2007, reducing the principal balance on the Promissory Note to $703,000. In 2007, these credits are reported as reductions of direct operating costs. The principal balance of the Promissory Note, if any, remaining on March 1, 2013 is payable in cash by Transcend unless said balance is forgiven by DCOA.

In July of 2007, the Company modified its training program to allow trainees to work from home, thereby reducing and possibly eliminating the need for a physical office presence in Abilene.

OTP Promissory Note

On January 16, 2007, the Company entered into a three year, $330,000 unsecured promissory note in conjunction with the purchase of OTP. The note bears interest at 5.0% and the principal is to be repaid as follows:

•	$110,000 on January 16, 2008

•	$55,000 on July 16, 2008

•	$55,000 on January 16, 2009

•	$55,000 on July 16, 2009

•	$55,000 on January 16, 2010

6. COMMITMENTS AND CONTINGENCIES

Litigation

See Part II “Other Information,” Item I “Legal Proceedings.”

Operating Lease Commitments

See the “Contractual Obligations” section under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

7. TRANSACTIONS WITH RELATED PARTIES

The Company purchased the assets of OTP on January 16, 2007. The purchase was financed with $520,000 in cash, a $330,000 promissory note and $220,000 (60,274 shares) of Transcend common stock. In addition, Transcend may pay up to $100,000 in additional consideration in January 2008 based on revenue achieved in 2007. The promissory note is payable to OTP. Since the date of purchase, the owners of OTP, James Vonderhaar and Sharon Vonderhaar, have worked with Transcend to facilitate the transition and Sharon Vanderhaar was an employee of the Company as of June 30, 2007.

Susan McGrogan is the Company’s Chief Operating Officer. Ms. McGrogan is also the co-founder of MDI, which was purchased by Transcend on January 31, 2005. In conjunction with the purchase of MDI, the Company entered into a $3.5 million promissory note payable to Ms. McGrogan, the terms of which are described in Note 5, “Borrowing Arrangements.” On January 31, 2007 the Company paid $1.1 million as the second installment on the note and $113,000 of accrued interest.

8. STOCK-BASED COMPENSATION

The Company has five stockholder-approved stock incentive plans (the “Plans”) for its key employees, directors and key consultants. The Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and, in the case of the plan approved by the shareholders on May 10, 2007, restricted stock units and stock appreciation rights. As of June 30, 2007, new awards are granted under the 2007 stock incentive plan only. The options are granted at fair market value, as defined in the option agreement, on the date of grant.

As of June 30, 2007, the total number of options issued and outstanding, the weighted average exercise price and number of options available for future issuance under approved equity compensation plans was as follows:

Number of securities to be issued upon exercise	662,679
Weighted average exercise price	$3.97
Number of options available for future issuance	332,176

In addition, 10,000 shares of restricted stock awards were granted and outstanding under the Plans as of June 30, 2007.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all options granted during the quarter ending June 30, 2007: dividend yield of 0%; volatility of 40.48%; risk-free interest rate of 4.72%; expected forfeiture rate of 25%; a weighted average exercise price of $13.97; and expected life of four years.

The Company recognized equity-based compensation expense under SFAS 123(R) of approximately $61,000 and $101,000 for the three and six months ended June 30, 2007, respectively, and $52,000 and $88,000 for the three and six months ended June 30, 2006, respectively. As of June 30, 2007, the Company had approximately $411,000 of future compensation expense which it expects to record in its statements of operations through 2011.

9. STOCKHOLDERS’ EQUITY

On January 16, 2007, as part of the OTP acquisition, the Company issued $220,000 of unregistered common stock (60,274 shares) to OTP.

During the quarter ended June 30, 2007, 113,187 options were exercised at a weighted average price of $2.39 per share. The exercise of these options increased common stock outstanding and additional paid in capital by $6,000 and $264,000, respectively.

On June 26, 2007, HFG exercised warrants received in conjunction with the closing of the HFG credit facility described in Note 5, “Borrowing Arrangements.” HFG received 89,008 shares of unregistered common stock upon the cashless exercise of the warrants.

The Company had 8,358,915 shares of Common Stock and no shares of Preferred Stock outstanding as of June 30, 2007.

10. INCOME TAXES

As of June 30, 2007 and June 30, 2006, the Company had net operating loss carryforwards of approximately $16.8 million and $19.8 million, respectively, available to offset future taxable income and net deferred tax assets of approximately $6.0 million and $7.7 million, respectively. The Company has recorded a valuation allowance of approximately $6.0 million and $7.7 million as of June 30, 2007 and June 30, 2006, respectively, against these net deferred tax assets based upon our determination that the realization of the net operating losses in the future was not sufficiently predictable. If we determine in the future that it is more likely than not that the net operating loss carryforwards will be utilized, the valuation allowance would be reduced, resulting in a reduction to income tax expense in that period. Without the valuation allowance, the Company’s effective income tax rate would be approximately 39%, although the cash actually expended for income taxes would be nominal until the net operating loss carryforwards are fully utilized. The Company is subject to income taxes in certain states where net operating loss carryforwards are not available.

11. SUBSEQUENT EVENT

On July 9, 2007, the Company finalized a lease for new corporate office space in Atlanta, Georgia. The lease is expected to commence October 1, 2007 and expires January 31, 2015. The Company will occupy approximately the same amount of space occupied under its current lease (approximately 10,000 square feet), but expects the overall occupancy cost, including base rent, rent inducements and tenant improvements, to decline slightly relative to the current lease.

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

Overview

The Company utilizes a combination of its proprietary internet-based voice and data distribution technology, customer-based technology and home-based medical language specialists to convert physicians’ voice recordings into electronic documents.

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

Goodwill and Intangible Assets. As of June 30, 2007, we had goodwill and intangible assets at carrying amounts of $4.6 million and $558,000, respectively. The total of $5.1 million represents approximately 39% of total assets as of June 30, 2007. Our intangible assets are amortized over their estimated useful lives.

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

Deferred Tax Assets. As of June 30, 2007, we have net deferred tax assets of $6.0 million resulting primarily from net operating loss carryforwards of approximately $16.8 million. Deferred income tax assets represent future tax benefits we expect to be able to apply against future taxable income. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, “Accounting for Income Taxes” requires us to record a valuation allowance against any deferred income tax benefits that we believe may expire before we generate sufficient taxable income to use them. We use current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. As of June 30, 2007, we have determined that it is likely that we will be able to utilize $35,000 of our deferred tax benefits in the future and accordingly, we have established a valuation allowance of approximately $6.0 million. We adjust the asset and allowance each quarter. If we determine in the future that it is more likely than not that the net operating loss carryforwards will be utilized, the valuation allowance would be reduced, resulting in a reduction to income tax expense in that period. Without the valuation allowance, the Company’s effective income tax rate would be approximately 39% of pre-tax income, although the cash actually expended for income taxes would be nominal until the net operating loss carryforwards are fully utilized.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue increased $2.5 million, or 32%, to $10.5 million in the quarter ended June 30, 2007 compared to revenue of $8.0 million in the same period in 2006. The $2.5 million increase in revenue consisted of revenue from new customers of $1,840,000, increased revenue from existing customers of $585,000 and revenue from the acquisition of OTP of $415,000, partially offset by a decrease in revenue of $203,000 from customers who terminated their contracts in 2006 and a reduction in other revenue of $108,000.

Direct costs increased $1.2 million, or 20%, to $7.3 million in the quarter ended June 30, 2007 compared to $6.1 million in the same period in 2006. Direct costs include costs attributable to compensation for transcriptionists, recruiting, production management, customer service, technical support for production operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs decreased to 69% in the quarter ended June 30, 2007 from 76% in the same period of 2006. The decrease in costs as a percentage of revenue is due primarily to cost savings that resulted from the rollout of the Company’s speech recognition-enabled BeyondTXT platform, growth of semi-variable direct costs of operations at a slower rate than the rate of revenue growth and the use of offshore transcription resources.

Gross profit increased $1.3 million, or 68%, to $3.2 million in the quarter ended June 30, 2007 compared to $1.9 million in the same period in 2006. Gross profit as a percentage of revenue increased to 31% in the quarter ended June 30, 2007 compared to 24% in the same period in 2006 (see direct costs discussion). The increase is due primarily to cost savings that resulted from the rollout of the Company’s speech recognition-enabled BeyondTXT platform, growth of semi-variable direct costs of operations expenses at a slower rate than the rate of revenue growth and the use of offshore transcription resources.

Sales and marketing expenses increased $41,000, or 33%, to $164,000 in the quarter ended June 30, 2007, compared to $123,000 in the same period in 2006. Sales and marketing expenses as a percentage of revenue were 2% in the quarters ended June 30, 2007 and 2006. The increase in sales and marketing expense is primarily due to the use of a lead-generating telemarketing firm in the quarter ended June 30, 2007, with no corresponding expense in the same quarter of 2006, and an increase in compensation-related expenses.

Research and development expenses increased $87,000, or 92%, to $182,000 in the quarter ended June 30, 2007 compared to $95,000 in the same period in 2006. Research and development expenses as a percentage of revenue were 2% in the quarter ended June 30, 2007 and 1% in the quarter ended June 30, 2006. The increase is primarily due to an increase in compensation-related expenses.

General and administrative expenses increased $113,000, or 10%, to $1.2 million in the quarter ended June 30, 2007 compared to $1.1 million in the same period in 2006. General and administrative expenses as a percentage of revenue were 12% and 14% in the quarters ended June 30, 2007 and June 30, 2006, respectively. The increase was due primarily to an increase in legal fees, Sarbanes-Oxley Act compliance costs and an increase in compensation-related expenses, partially offset by reductions in bad debt expense and non-income based taxes and licenses.

Interest and other expenses decreased $79,000, or 51%, to $75,000 in the quarter ended June 30, 2007 compared to $154,000 in the same period in 2006. The decrease is due primarily to a reduction in the amount of debt outstanding during the three months ended June 30, 2007 compared to the same period of 2006.

As of June 30, 2007 and 2006, the Company has net operating loss carryforwards of $16.8 and $19.8 million, respectively, that are the primary components of deferred tax assets of approximately $6.0 million and $7.7 million, respectively . Because the Company has not determined that it is more likely than not that the net operating loss carryforwards will be utilized, the provisions for income taxes were almost completely offset by reductions in the valuation allowance that has been established against the deferred tax assets. The net income tax provisions of $5,000 for the three months ended June 30, 2007 and $10,000 for the same period in 2006 result primarily from state income tax provisions for states in which net operating loss carryforwards are not available.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue increased $4.9 million, or 31%, to $20.9 million for the six months ended June 30, 2007 compared to revenue of $16.0 million in the same period in 2006. The $4.9 million increase in revenue consisted of revenue from new customers of $3,451,000, increased revenue from existing customers of $1,378,000 and revenue from the acquisition of OTP of $755,000, partially offset by decreases in revenue of $524,000 from customers who cancelled their contracts and $121,000 of other revenue.

Direct costs increased $2.2 million, or 18%, to $14.5 million for the six months ended June 30, 2007 compared to $12.3 million in the same period in 2006. Direct costs include costs attributable to compensation for transcriptionists, recruiting, production management, customer service, technical support for production operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs decreased to 69% for the six months ended June 30, 2007 from 77% in the same period of 2006. The net decrease in costs as a percentage of revenue is due primarily to cost savings that resulted from the rollout of the Company’s speech recognition-enabled BeyondTXT platform, growth of semi-variable direct costs of operations at a slower rate than the rate of revenue growth and the use of offshore transcription resources.

Gross profit increased $2.7 million, or 74%, to $6.4 million for the six months ended June 30, 2007 compared to $3.7 million in the same period in 2006. Gross profit as a percentage of revenue increased to 31% for the six months ended June 30, 2007 compared to 23% in the same period in 2006 (see direct costs discussion). The increase is due primarily to cost savings that resulted from the rollout of the Company’s speech recognition-enabled BeyondTXT platform, growth of semi-variable direct costs of operations at a slower rate than the rate of revenue growth and the use of offshore transcription resources.

Sales and marketing expenses increased $68,000, or 30%, to $296,000 for the six months ended June 30, 2007, compared to $228,000 in the same period in 2006. Sales and marketing expenses as a percentage of revenue were 1% for both the six months ended June 30, 2007 and June 30, 2006. The net increase in sales and marketing expense is primarily due to the use of a lead-generating telemarketing firm in the six months ended June 30, 2007 with no corresponding expense in the same quarter of 2006, and an increase in compensation-related expenses.

Research and development expenses increased $139,000, or 76%, to $323,000 for the six months ended June 30, 2007 compared to $184,000 in the same period in 2006. Research and development expenses as a percentage of revenue were 2% and 1% for the six months ended June 30, 2007 and 2006, respectively. The increase is primarily due to an increase in compensation-related expenses.

General and administrative expenses increased $324,000, or 15%, to $2.5 million for the six months ended June 30, 2007 compared to $2.2 million in the same period in 2006. General and administrative expenses as a percentage of revenue were 12% and 14% for the six months ended June 30, 2007 and June 30, 2006, respectively. The increase was due primarily to an increase in legal fees, Sarbanes-Oxley Act compliance costs, 401(k) retirement plan contributions and compensation-related expenses, partially offset by reductions in bad debt expense and taxes.

Interest and other expenses decreased $98,000, or 34%, to $190,000 in the quarter ended June 30, 2007 compared to $288,000 in the same period in 2006. The decrease is due primarily to a reduction in the amount of debt outstanding in the six months ended June 30, 2007 compared to the same period in 2006.

As of June 30, 2007 and June 30, 2006, the Company has net operating loss carryforwards of $16.8 million and $19.8 million, respectively, that are the primary components of deferred tax assets of approximately $6.0 million and $7.7 million, respectively. Because the Company has not determined that it is more likely than not that the net operating loss carryforwards will be utilized, the provisions for income taxes were almost completely offset by reductions in the valuation allowance that has been established against the deferred tax assets. The net income tax provisions of $22,000 for the six months ended June 30, 2007 and $17,000 for the same period in 2006 result primarily from state income tax provisions for states in which net operating loss carryforwards are not available.

Contractual Obligations

The Company has leases for the rental of office space and operating leases related to the purchase of computer and other equipment. The equipment operating leases contain renewal options at lease termination and purchase options at amounts approximating fair market value at lease termination. The table below summarizes the total lease obligations and other obligations outstanding as of June 30, 2007 and the payments due by period. In July 2007, the Company finalized a new lease for its corporate headquarters. This lease is included in the operating lease obligations in the table below.

	Payments due by period (rounded to the nearest thousand)
Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-Term Debt Obligations	$2,200,000	$1,277,000	$220,000	$0	$703,000
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	2,855,000	1,037,000	985,000	691,000	142,000
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$5,055,000	$2,314,000	$1,205,000	$691,000	$845,000

Liquidity and Capital Resources

As of June 30, 2007, the Company had cash and cash equivalents of $1.2 million, working capital of $2.4 million, availability of approximately $3.0 million on its line of credit based on eligible accounts receivable (after setting aside $600,000 toward the January 2008 installment on the MDI promissory note), and $2.0 million available on its acquisition term loan facility, both of which expire on December 30, 2009. See Note 5 to the Consolidated Financial Statements.

Cash provided by operating activities was $3.2 million for the six months ended June 30, 2007 compared to cash used in operating activities of $95,000 for the six months ended June 30, 2006. The improvement was due primarily to an increase in net income, accrued liabilities and accounts payable, partially offset by an increase in accounts receivable and prepaid expenses.

Cash used in investing activities was $863,000 for the six months ended June 30 2007, compared to $208,000 for the six months ended June 30, 2006. The increase was due primarily to the incremental cash used to acquire the assets of OTP and an increase in the amount of computer related equipment purchased during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Cash used in financing activities was $1.4 million for the six months ended June 30, 2007, consisting of net repayments on the HFG credit facility of $1.2 million and a $1.2 million repayment on the MDI promissory note, offset by proceeds of $941,000 from the exercise of stock options. For the six months ended June 30, 2006, cash used in financing activities was $192,000, consisting primarily of net borrowings of $633,000 on the line of credit offset by an $829,000 principal repayment on the MDI promissory note.

The Company anticipates that cash on hand, together with cash flow from operations and cash available under its credit facility should be sufficient for the next twelve months to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.

Part of the growth strategy for Transcend is the completion of acquisitions. Management believes sources of acquisition financing, including cash on hand, the $5.0 million available on the HFG credit facility and the ability to issue Company stock, are sufficient to complete smaller acquisitions. Additional financing would be required for larger acquisitions. The Company has engaged an investment banker to help locate potential acquisition candidates and financing for these acquisitions either through debt or equity or a combination thereof.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of June 30, 2007.

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

On April 5, 2001, Our Lady of the Lakes Hospital, Inc. (“OLOL”) filed a lawsuit against the Company. The lawsuit, styled “Our Lady of the Lakes Hospital, Inc. v. Transcend Services, Inc.,” was filed in the 19th Judicial District Court, Parish of East Baton Rouge, State of Louisiana, Civil Case Number 482775, Div. A. The lawsuit alleges, among other things, that the Company breached certain contracts entered into between OLOL and the Company, including a staffing and management servicing contract, a transcription platform agreement and a marketing agreement. On May 30, 2001, the Company filed a timely Answer that generally denied all liability, and the Company filed a counterclaim against OLOL primarily seeking fees owed by OLOL for services performed by the Company and interest on unpaid invoices. All unpaid invoices were charged off against the allowance for doubtful accounts in 2001. OLOL subsequently added Transcend’s insurance carriers as defendants to the lawsuit and later lost a court decision and related appeal in that regard. During June 2006, OLOL amended its lawsuit to add a claim for misrepresentation and an additional breach of contract claim. On June 26, 2006, the Company responded by denying the allegations, and reasserting Transcend’s counterclaim against OLOL. On July 20, 2007, the Company and OLOL participated in a mediation session which did not result in resolution of the matter. The Company anticipates that additional discussions will take place with a view toward settlement. If a settlement is not reached, Transcend will vigorously defend all of the claims asserted by OLOL. The lawsuit is in an early procedural stage and therefore it is not possible at this time to determine the outcome of the actions or the effect, if any, that the outcome may have on the Company’s results of operations and financial condition. There can be no assurances that this litigation will not have a material effect on the Company’s results of operations and financial condition.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 10, 2007. The stockholders voted on the following proposals and the results of the voting are presented below.

1.	To elect a Board of Directors consisting of seven members to hold office until the next annual meeting of stockholders or until their successors are elected and qualified.

Nominee	Votes For	Votes Withheld
Joseph G. Bleser	7,903,019	5,231
Joseph P. Clayton	7,887,889	20,361
James D. Edwards	7,888,729	19,521
Larry G. Gerdes	7,901,799	6,451
Walter S. Huff Jr.	7,901,889	6,361
Sidney V. Sack	7,889,019	19,231
Charles E. Thoele	7,888,819	19,431

2.	To approve the 2007 Stock Incentive Plan. The stockholders approved the plan with 4,227,643 votes FOR, 229,783 votes AGAINST, 10,719 ABSTAINING and 3,440,105 BROKER NON-VOTES.

3.	To ratify the appointment of Miller Ray Houser & Stewart LLP as independent public accountants to audit the accounts of the Company for the year ending December 31, 2007. The stockholders ratified said appointment with 7,822,306 votes FOR, 77,432 votes AGAINST and 8,512 ABSTAINING.

Item 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this report.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit		Filing Date

3.1	Certificate of Incorporation	S-3	333-106446	4.1		June 25, 2003

3.2	Restated Bylaws	10-K	0-18217	3	(a)	August 27, 1993

10.17	Clinical documentation solution agreement between the Company and Multimodal Technologies, Inc.	8-K/A	0-18217	10.1		March 1, 2007

10.18	Sublease agreement between the Company and Oracle USA, Inc.	10-Q	0-18217	10.18		August 9, 2007

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

August 9, 2007	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer (Principal Financial Officer)