Form 10-Q
period 2007-09-30
TRANSCEND SERVICES INC
filed 2007-11-14
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-18217

TRANSCEND SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0378756
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

One Glenlake Parkway, Suite 1325, Atlanta, GA 30328

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (678) 808-0600

945 East Paces Ferry Rd, Suite 1475, Atlanta, Georgia 30326

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

Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at November 13, 2007
Common Stock, $.05 par value	8,431,052

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited and rounded to the nearest thousand)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,367,000	$215,000
Accounts receivable, net of allowance for doubtful accounts of $206,000 and $115,000 at September 30, 2007 and December 31, 2006, respectively	4,715,000	4,578,000
Prepaid expense and other current assets	305,000	78,000

Total current assets	8,387,000	4,871,000
Property and equipment:
Computer equipment	3,477,000	3,371,000
Software	3,189,000	2,907,000
Furniture and fixtures	406,000	291,000

Total property and equipment	7,072,000	6,569,000
Accumulated depreciation and amortization	(5,719,000)	(5,235,000)

Property and equipment, net	1,353,000	1,334,000
Intangible assets:
Goodwill	4,577,000	3,686,000
Other intangible assets	855,000	575,000

Total intangible assets	5,432,000	4,261,000
Accumulated amortization	(340,000)	(216,000)

Intangible assets, net	5,092,000	4,045,000
Other assets	360,000	370,000

Total assets	$15,192,000	$10,620,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Promissory notes payable to related parties	$1,332,000	$1,105,000
Accounts payable	957,000	250,000
Accrued compensation and benefits	1,410,000	1,233,000
Other accrued liabilities	524,000	622,000

Total current liabilities	4,223,000	3,210,000
Long term liabilities:
Line of credit	13,000	1,163,000
Promissory notes payable to related parties	165,000	1,167,000
Promissory notes payable	703,000	751,000
Other liabilities	13,000	22,000

Total long term liabilities	894,000	3,103,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.05 par value; 15,000,000 shares authorized; 8,384,000 and 7,842,000 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	419,000	392,000
Additional paid-in capital	29,770,000	28,355,000
Retained deficit	(20,114,000)	(24,440,000)

Total stockholders’ equity	10,075,000	4,307,000

Total liabilities and stockholders’ equity	$15,192,000	$10,620,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and rounded to the nearest thousand)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$10,629,000	$7,957,000	$31,570,000	$23,959,000
Direct Costs	7,048,000	6,109,000	21,588,000	18,437,000

Gross Profit	3,581,000	1,848,000	9,982,000	5,522,000

Operating expenses:
Sales and marketing	87,000	88,000	383,000	316,000
Research and development	151,000	99,000	474,000	283,000
General and administrative	1,364,000	989,000	3,857,000	3,159,000
Depreciation and amortization	202,000	201,000	608,000	613,000

Total operating expenses	1,804,000	1,377,000	5,322,000	4,371,000

Operating income	1,777,000	471,000	4,660,000	1,151,000
Interest expense, net	22,000	86,000	173,000	274,000
Interest expense to related parties	16,000	27,000	55,000	85,000
Other expense	—	26,000	—	68,000

Total interest and other expense	38,000	139,000	228,000	427,000

Income before income taxes	1,739,000	332,000	4,432,000	724,000
Income taxes	83,000	12,000	106,000	29,000

Net income	$1,656,000	$320,000	$4,326,000	$695,000

Basic earnings per share:
Net earnings per share	$.20	$.04	$.53	$.09

Weighted average shares outstanding	8,370,000	7,842,000	8,210,000	7,885,000

Diluted earnings per share:
Net earnings per share	$.19	$.04	$.50	$.09

Weighted average shares outstanding	8,887,000	7,890,000	8,723,000	7,933,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and rounded to the nearest thousand)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$4,326,000	$695,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	608,000	613,000
Equity-based compensation	207,000	173,000
Non-cash income	(48,000)	(99,000)
Changes in assets and liabilities
Accounts receivable, net	(137,000)	(513,000)
Prepaid expense and other current assets	(227,000)	35,000
Other assets	10,000	(28,000)
Accounts payable	707,000	52,000
Accrued liabilities	11,000	(195,000)

Total adjustments	1,131,000	38,000

Net cash provided by operating activities	5,457,000	733,000

Cash flows from investing activities:
Capital expenditures, net	(503,000)	(304,000)
Purchase of business, net of cash acquired	(562,000)	—
Adjustment to purchase price for previous acquisition		8,000

Net cash used in investing activities	(1,065,000)	(296,000)

Cash flows from financing activities:
Proceeds from stock options and other issuances	1,015,000	3,000
Repayment of promissory notes to related parties	(1,105,000)	(828,000)
Net (repayments) borrowings on line of credit	(1,150,000)	407,000

Net cash used in financing activities	(1,240,000)	(418,000)

Net increase in cash and cash equivalents	3,152,000	19,000
Cash and cash equivalents at beginning of period	215,000	762,000

Cash and cash equivalents at end of period	$3,367,000	$781,000

Supplemental cash flow information:
Cash paid for interest	$149,000	$59,000
Cash paid for interest to related parties	$114,000	$175,000
Cash paid for income taxes	$73,000	$18,000

Non-cash investing and financing activities:
Promissory note issued in connection with the acquisition of OTP	$330,000	$—
Common stock issued in connection with the acquisition of OTP	$220,000	$—
Cashless exercise of warrants	$225,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006

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

2. ACQUISITIONS

Transcend purchased certain assets of OTP Technologies, Inc. (“OTP”), a Chicago area medical transcription company, on January 16, 2007. Transcend purchased the assets to expand its medical transcription business in the Midwest, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. Transcend paid $1,070,000, consisting of $520,000 in cash, a $330,000 promissory note and $220,000 (60,274 shares) of Transcend common stock. In addition, Transcend may pay up to $100,000 in additional consideration in January 2008 based on revenue achieved in 2007. The promissory note bears interest at 5% and is payable in five installments, with the first installment due on February 28, 2008 and final installment due on January 16, 2010. The purchase price was allocated among goodwill, customer relationships and covenants not to compete. All goodwill and intangible asset amortization related to the acquisition of the OTP assets are expected to be deductible for income tax purposes. The results of operations of the OTP business have been included in Transcend’s financial statements from January 16, 2007 forward.

3. MAJOR CUSTOMERS

No single customer accounted for greater than 10% of total revenue for the three and nine months ended September 30, 2007 and September 30, 2006. The Company provides medical transcription services under individual contracts to customers that are members of a group of hospitals. Revenue attributable to members of this group comprised 22% and 23% of the Company’s total revenue for the three and nine months ended September 30, 2007, respectively, and 25% for both the three and nine months ended September 30, 2006.

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

Other Intangible Assets

(rounded to the nearest thousand)

		September 30, 2007			December 31, 2006
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants-not-to-compete	5	$50,000	$27,000	$23,000	$50,000	$19,000	$31,000

Customer relationships	5	805,000	313,000	492,000	525,000	197,000	328,000

Total intangible assets		$855,000	$340,000	$515,000	$575,000	$216,000	$359,000

5. BORROWING ARRANGEMENTS

Line of Credit and Term Loan

On December 30, 2005, the Company entered into a four year, $5.6 million credit facility with Healthcare Finance Group (“HFG”). The HFG facility matures on December 30, 2009 and is comprised of up to $3.6 million on a revolving accounts receivable-based line of credit and up to $2.0 million of term loans to fund acquisitions. Borrowings on the line of credit and the term loan bear interest at LIBOR plus 4% (9.13% as of September 30, 2007), are secured by accounts receivable and certain other Company assets and require that the Company maintain certain financial and other covenants. As of September 30, 2007, the Company was in compliance with all debt covenants. The HFG agreement requires the Company to set aside a portion of its borrowing base ($3.8 million as of September 30, 2007) equal to the next installment of the Medical Dictation, Inc. (“MDI”) Promissory Note due January 31, 2008 (see below). This set aside accumulates at the rate of $100,000 per month. As of September 30, 2007, the borrowing base for the line of credit has been reduced by $900,000 to $2.9 million. There was a $13,000 balance outstanding on the line of credit and a $0 balance on the term loan as of September 30, 2007.

As a part of the agreement with HFG, the Company issued a warrant to HFG granting HFG the right to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share. The value of the warrant is amortized into interest expense over the life of the credit facility. On June 26, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock in a cashless exercise.

On January 16, 2007, the Company borrowed $520,000 from HFG against its term loan availability to fund the cash portion of the OTP acquisition. The term loan requires the principal to be repaid in 36 equal monthly installments beginning May 1, 2007. On May 22, 2007, the Company prepaid the balance of the term loan in full.

As of September 30, 2007, $2.0 million was available for borrowing under the HFG term loan and $2.9 million was available under the HFG line of credit.

MDI Promissory Note

On January 31, 2005, the Company entered into a three year, $3.5 million promissory note in conjunction with the purchase of MDI. The note was secured by the common stock of MDI and bears interest at 5.0%. The note repayment terms are as follows:

•	On January 31, 2006, one-third of the principal payable together with all accrued but unpaid interest.

•	On January 31, 2007, one-half of the remaining principal together with all accrued but unpaid interest.

•	On January 31, 2008, the remaining principal together with all accrued but unpaid interest.

On August 15, 2005, the holder of the $3.5 million promissory note reduced the principal amount of the note by $100,000 in consideration for 35,971 unregistered shares of Transcend’s common stock issued at $2.78 per share, or 110% of fair market value. On December 26, 2005, the holder of the promissory note reduced the principal amount of the note by an additional $300,000 in consideration for 140,815 unregistered shares of Transcend’s common stock issued at $2.13 per share, or 105% of fair market value . On January 31, 2006 the Company paid $828,000 plus interest as the first installment of the promissory note. A portion of this principal payment, $61,000, was applied toward the second installment due on January 31, 2007. The Company paid $1.1 million plus interest as the second installment on January 31, 2007. As of September 30, 2007, the principal balance of the note was $1.2 million, which is due on January 31, 2008.

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

Transcend has earned credits of $297,000 to date, of which $0 and $48,000 was earned in the three and nine months ended September 30, 2007, respectively, reducing the principal balance on the Promissory Note to $703,000. In 2007, these credits are reported as reductions of direct operating costs. In July of 2007, the Company closed the regional office and modified the training program to allow trainees to work from home, thereby eliminating the need for a physical office presence in Abilene. The principal balance of the Promissory Note, if any, remaining on March 1, 2013 is payable in cash by Transcend unless said balance is forgiven by DCOA.

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

6. COMMITMENTS AND CONTINGENCIES

Litigation

See Part II “Other Information,” Item I “Legal Proceedings.”

Operating Lease Commitments

During 2007, the Company entered into lease commitments totaling $1.7 million related to office space and the purchase of computer and other equipment. The leases have been identified as operating leases.

Future minimum annual rental obligations under non-cancelable operating leases for the future fiscal periods ended September 30 total $2.5 million and are as follows:

2008	$868
2009	390
2010	274
2011	221
2012	225
Thereafter	553

Total lease obligations	$2,531

7. TRANSACTIONS WITH RELATED PARTIES

The Company purchased the assets of OTP on January 16, 2007. The purchase was financed with $520,000 in cash, a $330,000 promissory note and $220,000 (60,274 shares) of Transcend common stock. In addition, Transcend may pay up to $100,000 in additional consideration in January 2008 based on revenue achieved in 2007. The promissory note is payable to OTP. Since the date of purchase, the owners of OTP, James Vonderhaar and Sharon Vonderhaar, have worked with Transcend to facilitate the transition and Sharon Vonderhaar was an employee of the Company as of September 30, 2007.

Susan McGrogan is the Company’s Chief Operating Officer. Ms. McGrogan is also the co-founder of MDI, which was purchased by Transcend on January 31, 2005. In conjunction with the purchase of MDI, the Company entered into a $3.5 million promissory note payable to Ms. McGrogan, the terms of which are described in Note 5, “Borrowing Arrangements.” On January 31, 2007 the Company paid $1.1 million as the second installment on the note and $114,000 of accrued interest.

8. STOCK-BASED COMPENSATION

The Company has five stockholder-approved stock incentive plans (the “Plans”) for its key employees, directors and key consultants. The Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and, in the case of the plan approved by the shareholders on May 10, 2007, restricted stock units and stock appreciation rights. The Company intends to grant new awards under the 2007 stock incentive plan only. The options are granted at fair market value, as defined in the option agreement, on the date of grant.

As of September 30, 2007, the total number of options issued and outstanding, the weighted average exercise price and number of options available for future issuance under approved equity compensation plans were as follows:

Number of securities to be issued upon exercise	633,042
Weighted average exercise price	$3.52
Number of options available for future issuance	337,176

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all options granted during the quarter ending September 30, 2007: dividend yield of 0%; volatility of 41.07%; risk-free interest rate of 4.47%; expected forfeiture rate of 25%; a weighted average exercise price of $19.20; and expected life of four years.

The Company recognized equity-based compensation expense under SFAS 123(R) of approximately $70,000 and $172,000 for the three and nine months ended September 30, 2007, respectively, and $36,000 and $125,000 for the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, the Company had approximately $349,000 of future compensation expense which it expects to record in its statements of operations through 2011.

9. STOCKHOLDERS’ EQUITY

On January 16, 2007, as part of the OTP acquisition, the Company issued $220,000 of unregistered common stock (60,274 shares) to OTP.

During the quarter ended September 30, 2007, 24,637 options were exercised at a weighted average price of $2.67 per share. The exercise of these options increased the par value of common stock outstanding and additional paid in capital by $1,000 and $65,000, respectively.

On June 26, 2007, HFG exercised its full rights to 100,000 warrants exercisable at $2.25 per share received in conjunction with the closing of the HFG credit facility described in Note 5, “Borrowing Arrangements” through a cashless exercise in which it received 89,008 shares of unregistered common stock.

The Company had 8,383,552 shares of Common Stock and no shares of Preferred Stock outstanding as of September 30, 2007.

10. INCOME TAXES

As of September 30, 2007 and 2006, the Company had net operating loss carryforwards of approximately $14.9 million and $19.0 million, respectively, available to offset future taxable income and net deferred tax assets of approximately $5.4 million and $6.8 million, respectively. The Company has fully reserved the net deferred tax assets at September 30, 2007 and 2006 based upon our determination that the realization of the net operating losses in the future is not sufficiently predictable. If we determine in the future that it is more likely than not that the net operating loss carryforwards will be utilized, the valuation allowance would be reduced, resulting in a reduction to income tax expense in that period. Without the valuation allowance, the Company’s effective income tax rate would be approximately 39%, although the cash actually expended for income taxes would be nominal until the net operating loss carryforwards are fully utilized. The Company is subject to federal alternative minimum tax and income tax in certain states where net operating loss carryforwards are not available.

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

Overview

The Company utilizes a combination of its proprietary internet-based voice and data distribution technology, third-party speech recognition technology, customer-based technology and domestic home-based and offshore medical language specialists to convert physicians’ voice recordings into electronic documents.

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

Goodwill and Intangible Assets. As of September 30, 2007, we had goodwill and net intangible assets at carrying amounts of $4.6 million and $515,000, respectively. The total of $5.1 million represents approximately 34% of total assets as of September 30, 2007. Our intangible assets are amortized over their estimated useful lives.

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

Deferred Tax Assets. As of September 30, 2007, we have net deferred tax assets of $5.4 million resulting primarily from net operating loss carryforwards of approximately $14.9 million. Deferred income tax assets represent future tax benefits we expect to be able to apply against future taxable income. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, “Accounting for Income Taxes” requires us to record a valuation allowance against any deferred income tax benefits that we believe may expire before we generate sufficient taxable income to use them. We use current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. As of September 30, 2007, we have fully reserved the deferred tax asset of $5.4 million. We adjust the net deferred asset asset and allowance each quarter. If we determine in the future that it is more likely than not that the net operating loss carryforwards will be utilized, the valuation allowance would be reduced, resulting in a reduction to income tax expense in that period. Without the valuation allowance, the Company’s effective income tax rate would be approximately 39% of pre-tax income, although the cash actually expended for income taxes would be nominal until the net operating loss carryforwards are fully utilized.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue increased $2.7 million, or 34%, to $10.6 million in the quarter ended September 30, 2007 compared to revenue of $8.0 million in the same period in 2006. The $2.7 million increase in revenue consisted of increased revenue from existing customers of $1.5 million, revenue from new customers of $767,000, incremental revenue from the acquisition of OTP of $430,000, and an increase in other revenue of $13,000, partially offset by a decrease in revenue of $17,000 from customers who terminated their contracts in 2006.

Direct costs increased $939,000, or 15%, to $7.0 million in the quarter ended September 30, 2007 compared to $6.1 million in the same period in 2006. Direct costs include costs attributable to compensation for domestic and offshore transcriptionists, recruiting, operations management, customer service, technical support for operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs decreased to 66% in the quarter ended September 30, 2007 from 77% in the same period of 2006. The decrease in costs as a percentage of revenue is due primarily to the growth of semi-variable direct costs of operations at a slower rate than the rate of revenue growth, cost savings that resulted from the rollout of the Company’s speech recognition-enabled BeyondTXT platform and the use of offshore transcription resources.

Gross profit increased $1.7 million, or 94%, to $3.6 million in the quarter ended September 30, 2007 compared to $1.8 million in the same period in 2006. Gross profit as a percentage of revenue increased to 34% in the quarter ended September 30, 2007 compared to 23% in the same period in 2006 (see direct costs discussion).

Sales and marketing expenses decreased $1,000, or 1%, to $87,000 in the quarter ended September 30, 2007, compared to $88,000 in the same period of 2006. Sales and marketing expenses as a percentage of revenue were 1% in the quarters ended September 30, 2007 and 2006. The decrease in sales and marketing expense is primarily due to lower compensation-related accruals.

Research and development expenses increased $52,000, or 53%, to $151,000 in the quarter ended September 30, 2007 compared to $99,000 in the same period in 2006. Research and development expenses as a percentage of revenue were 1% in the quarters ended September 30, 2007 and 2006. The increase is primarily due to an increase in compensation-related expenses.

General and administrative expenses increased $375,000, or 38%, to $1.4 million in the quarter ended September 30, 2007 compared to $1.0 million in the same period in 2006. General and administrative expenses as a percentage of revenue were 13% and 12% in the quarters ended September 30, 2007 and September 30, 2006, respectively. The increase was due primarily to increases in healthcare insurance costs, contract services, compensation-related expenses and Sarbanes-Oxley Act compliance costs.

Interest and other expenses decreased $101,000, or 73%, to $38,000 in the quarter ended September 30, 2007 compared to $139,000 in the same period in 2006. The decrease is due primarily to a reduction in the amount of debt outstanding during the three months ended September 30, 2007 compared to the same period of 2006.

As of September 30, 2007 and 2006, the Company has net operating loss carryforwards of $14.9 and $19.0 million, respectively, which are the primary components of deferred tax assets of approximately $5.4 million and $6.8 million, respectively. Because the Company has not determined that it is more likely than not that the net operating loss carryforwards will be utilized, the provisions for income taxes were almost completely offset by reductions in the valuation allowance that has been established against the deferred tax assets. The net income tax provision of $83,000 for the three months ended September 30, 2007 results primarily from state income tax provisions for states in which net operating loss carryforwards are not available and alternative minimum tax at the federal level. The net income tax provision of $12,000 for the three months ended September 30, 2006 results primarily from state income tax provisions for states in which net operating loss carryforwards are not available.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue increased $7.6 million, or 32%, to $31.6 million for the nine months ended September 30, 2007 compared to revenue of $24.0 million in the same period in 2006. The $7.6 million increase in revenue consisted of increased revenue from existing customers of $5.4 million, revenue from new customers of $1.6 million and revenue from the acquisition of OTP of $1.2 million, partially offset by decreases in revenue of $541,000 from customers who cancelled their contracts in 2006 and a decrease of $107,000 in other revenue.

Direct costs increased $3.2 million, or 17%, to $21.6 million for the nine months ended September 30, 2007 compared to $18.4 million in the same period in 2006. Direct costs include costs attributable to compensation for domestic and offshore transcriptionists, recruiting, operations management, customer service, technical support for operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs decreased to 68% for the nine months ended September 30, 2007 from 77% in the same period of 2006. The net decrease in costs as a percentage of revenue is due primarily to growth of semi-variable direct costs of operations at a slower rate than the rate of revenue growth, cost savings that resulted from the rollout of the Company’s speech recognition-enabled BeyondTXT platform, and the use of offshore transcription resources.

Gross profit increased $4.5 million, or 81%, to $10.0 million for the nine months ended September 30, 2007 compared to $5.5 million in the same period in 2006. Gross profit as a percentage of revenue increased to 32% for the nine months ended September 30, 2007 compared to 23% in the same period in 2006 (see direct costs discussion).

Sales and marketing expenses increased $67,000, or 21%, to $383,000 for the nine months ended September 30, 2007, compared to $316,000 in the same period in 2006. Sales and marketing expenses as a percentage of revenue were 1% for both the nine months ended September 30, 2007 and September 30, 2006. The net increase in sales and marketing expense is primarily due to the increased use of a lead-generating telemarketing firm in the nine months ended September 30, 2007 , and an increase in compensation-related expenses.

Research and development expenses increased $191,000, or 67%, to $474,000 for the nine months ended September 30, 2007 compared to $283,000 in the same period in 2006. Research and development expenses as a percentage of revenue were 2% and 1% for the nine months ended September 30, 2007 and 2006, respectively. The increase is primarily due to an increase in compensation-related expenses.

General and administrative expenses increased $698,000, or 22%, to $3.9 million for the nine months ended September 30, 2007 compared to $3.2 million in the same period in 2006. The increase was due primarily to an increase in healthcare insurance, contract services, 401(k) retirement plan contributions and Sarbanes-Oxley Act compliance costs. General and administrative expenses as a percentage of revenue were 12% and 13% for the nine months ended September 30, 2007 and September 30, 2006, respectively.

Interest and other expenses decreased $199,000, or 47%, to $228,000 in the quarter ended September 30, 2007 compared to $427,000 in the same period in 2006. The decrease is due primarily to a reduction in the amount of debt outstanding in the nine months ended September 30, 2007 compared to the same period in 2006.

As of September 30, 2007 and 2006, the Company has net operating loss carryforwards of $14.9 million and $19.0 million, respectively, which are the primary components of deferred tax assets of approximately $5.4 million and $6.8 million, respectively. Because the Company has not determined that it is more likely than not that the net operating loss carryforwards will be utilized, the provisions for income taxes were almost completely offset by reductions in the valuation allowance that has been established against the deferred tax assets. The net income tax provision of $106,000 for the nine months ended September 30, 2007 resulted primarily from state income tax provisions for states in which net operating loss carryforwards are not available and alternative minimum tax at the federal level. For the nine months ended September 30, 2006, we reflected an income tax provision of $29,000 due primarily to state income tax provisions for states in which net operating loss carryforwards are not available.

Contractual Obligations

The Company has leases for the rental of office space and operating leases related to the purchase of computer and other equipment. The equipment operating leases contain renewal options at lease termination and purchase options at amounts approximating fair market value at lease termination. The table below summarizes the total lease obligations and other obligations outstanding as of September 30, 2007 and the payments due by period. In July 2007, the Company finalized a new lease for its corporate headquarters, commencing October 1, 2007 and ending January 31, 2015. The new office lease is included in the operating lease obligations in the table below.

Contractual Obligations	Payments due by period (rounded to the nearest thousand)
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-Term Debt Obligations(1)	$2,287,000	$1,398,000	$186,000	$0	$703,000
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	2,531,000	868,000	664,000	446,000	553,000
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$4,818,000	$2,266,000	$850,000	$446,000	$1,256,000

(1)	Long-Term Debt Obligations includes interest of $74,000 on related party debt.

Liquidity and Capital Resources

As of September 30, 2007, the Company had cash and cash equivalents of $3.4 million, working capital of $4.2 million, availability of approximately $2.9 million on its line of credit based on eligible accounts receivable (after setting aside $900,000 toward the January 2008 installment on the MDI promissory note), and $2.0 million available on its acquisition term loan facility, both of which expire on December 30, 2009. See Note 5 to the Consolidated Financial Statements.

Cash provided by operating activities was $5.5 million for the nine months ended September 30, 2007 compared to $733,000 for the nine months ended September 30, 2006. The improvement was due primarily to an increase in net income and improved working capital management.

Cash used in investing activities was $1.1 million for the nine months ended September 30 2007, compared to $296,000 for the nine months ended September 30, 2006. The increase was due primarily to the incremental cash used to acquire the assets of OTP and an increase in the amount of computer related equipment purchased during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Cash used in financing activities was $1.2 million for the nine months ended September 30, 2007, consisting of net repayments on the HFG credit facility of $1.1 million and a $1.1 million principal repayment on the MDI promissory note, offset by proceeds of $1.0 million from the exercise of stock options. For the nine months ended September 30, 2006, cash used in financing activities was $418,000, consisting primarily of an $828,000 principal repayment on the MDI promissory note offset by net borrowings of $407,000 on the line of credit.

The Company anticipates that cash on hand, together with cash flow from operations and cash available under its credit facility should be sufficient for the next twelve months to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.

Part of the growth strategy for Transcend is the completion of acquisitions. Management believes sources of acquisition financing, including cash on hand, the $4.9 million available on the HFG credit facility and the ability to issue Company stock, are sufficient to complete smaller acquisitions. Additional financing would be required for larger acquisitions. The Company has engaged an investment banker to help locate potential acquisition candidates and financing for these acquisitions either through debt, equity or a combination thereof.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of September 30, 2007.

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

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2007, HFG exercised its full rights to 100,000 warrants received in conjunction with the closing of the HFG credit facility described in Note 5, “Borrowing Arrangements” at a price of $2.25 per share and received 89,008 shares of unregistered common stock upon the cashless exercise of the warrants. These warrants were exercised under the exemption from registration provided by Section 4(2) under the Securities Act of 1933.

Item 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this report.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	10-K	0-18217	3 (a)	August 27, 1993

10.17	Clinical documentation solution agreement between the Company and Multimodal Technologies, Inc.	8-K/A	000-18217	10.1	March 1, 2007

10.18	Sublease agreement between the Company and Oracle USA, Inc.	10-Q	000-18217	10.18	August 9, 2007

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

November 14, 2007	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)