Form 10-K
period 2007-12-31
TRANSCEND SERVICES INC
filed 2008-03-14
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 0-18217

TRANSCEND SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0378756
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Glenlake Parkway, Suite 1325, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 808-0600

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.05 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act).     Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $158.0 million as of June 29, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 8,451,677 shares of Common Stock, $0.05 par value, as of March 10, 2008.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference herein in response to Part III of this report.

PART 1.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K (this “Annual Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, including our operating results financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors. Factors that might cause or contribute to such differences include, but are not limited to, those set forth in the “Risk Factors” section below and elsewhere in this Annual Report and in our other reports on Forms 8-K, 10-Q and 10-K that we file with the Securities Exchange Commission (“SEC”) from time to time. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the SEC or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). In addition, factors that we are not currently aware of could harm our future operating results. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. We undertake no obligation to make any revisions to the forward-looking statements or to reflect events or circumstances after the date of this Annual Report.

ITEM 1.	BUSINESS

We provide medical transcription services to the healthcare industry. Our mission is to provide accurate documentation of the patient / medical provider encounter on-time at a fair price. Our customers include hospitals, hospital systems, multi-specialty clinics and physician group practices in the United States. Transcription services consist of three primary phases:

•

Phase I: Dictation Capture. In this phase, a physician dictates the results of a patient encounter or procedure into a number of different voice capture systems, including hand-held devices, dictation capture systems at customer sites and telephone dictation capture systems located in our data center in Atlanta, Georgia. The result is an electronic voice file that is ready for processing.

•

Phase II: Voice to Text. Using a workflow system, voice files are either routed directly to our medical language specialists (MLS) to be transcribed (typed) or are routed through speech recognition and natural language processing systems which produce a draft which is routed to the MLS for editing. In certain cases, documents are routed through quality assurance teams as well. The result is a text-based report that is ready to be returned to the customer.

•	Phase III: Distribution. Completed reports are distributed to the customer electronically and are either routed to the customer’s systems, printed at the customer’s site or faxed to the customer.

We provide two primary medical transcription options for our customers: (1) the provision of transcription services and technology using our proprietary BeyondTXT workflow platform or (2) the provision of transcription services using the customer’s proprietary or licensed third party transcription system. If the customer does not have its own transcription technology or no longer has the desire or resources to maintain and upgrade the technology they do have in place, our BeyondTXT platform provides a turnkey solution. If the customer has invested in their own transcription technology and wishes to keep their system in place, we access the system and perform all transcription services using the customer’s system. We believe that our ability to serve a customer regardless of their use or non-use of our platform is an important factor in our success.

INDUSTRY OVERVIEW

Medical transcription is either performed in-house by hospital or clinic personnel or outsourced to local, regional, national or offshore vendors. Hospitals and clinics may choose to outsource for many reasons: (1) the shortage of qualified medical transcriptionists; (2) the unique and burdensome management challenges of managing a 24/7 operation that must deliver critical patient care information quickly; and (3) the high cost of equipping in-house personnel with the hardware, software and support necessary for their jobs. Successful transcription companies make use of technological advances in Internet access, speech recognition, security, software and hardware that allow remotely located, highly trained personnel to function as well as (or better than) in-house employees. We believe that the principal historical competitive factors of price, accuracy and turnaround time are expanding to include other factors such as speech recognition capability, electronic security, hardware redundancy (to protect against data loss) and data integration. In addition, we believe that the ability to recruit, train and, most importantly, manage personnel nationally and internationally will lead to further outsourcing, and that only those companies prepared to compete using resources outside the local market will prosper.

The market for medical transcription services is sizable. The total annual market potential for medical transcription is estimated to be $12 billion, of which an estimated $5 billion is outsourced. While competition is significant, with several thousand transcription services companies nationally, we believe only a dozen or so have revenue in excess of $15 million.

Demand for medical transcription services is growing as the demand for healthcare services increases. Macro-economic trends such as the aging of the baby boomer generation are projected to have a major impact on the demand for healthcare services in general and should lead to a corresponding increase in the demand for medical transcription services. A 2006 medical transcription report by ValueNotes predicted that outsourced medical transcription will grow to $8.4 billion by 2010.

The healthcare industry continues to undergo rapid change. Government regulation and managed care have increased the focus on quality of care, quality of data, billing compliance and patient privacy. Healthcare providers continue to come under increased scrutiny from regulators and third-party payers. Further, the security and confidentiality requirements of the Health Insurance Portability and Accountability Act (“HIPAA”) have provided us with an opportunity to differentiate Transcend from those unable to invest the time and technologies necessary to ensure HIPAA compliance. Reimbursement pressures from managed-care growth have fueled industry consolidation and the formation of various types of healthcare provider groups, from integrated delivery networks to managed service organizations. Documentation requirements have significantly increased, resulting in an increase in the need for dictation and transcription of medical encounters. As a result of breakthroughs in technology, telecommunications, and new applications (such as speech recognition tools), specialized healthcare service companies like ours are raising the bar on service and helping healthcare providers stay competitive and enhance patient care.

HISTORY OF THE COMPANY

We were incorporated in California in 1976 as TriCare, Inc. (“TriCare”) and reorganized as a Delaware corporation in 1988. TriCare completed an initial public offering of its shares in 1990. In 1995, we acquired Transcend Services, Inc., then a Georgia corporation, by the merger of Transcend Services, Inc. into TriCare and changed our name to Transcend Services, Inc. The historical financial statements of the former Transcend Services, Inc. became the financial statements of the Company and include the businesses of both companies as of the effective date of the merger.

In 1999, we approved management’s plan to restructure our business to focus on medical transcription using our Internet-based transcription technology. Between 1999 and 2002, we sold three businesses that were deemed no longer a part of our business strategy. These sales included:

•	certain transcription operations and contracts that operated using technologies other than our Internet-based transcription technology, in 1999;

•	our CodeRemote business, which provided remote coding services, in 2000;

•	our Co-Sourcing business, which provided on-site management of hospital medical records operations, in 2000; and

•	certain assets and the operations of our wholly-owned subsidiary, Cascade Health Information Software, Inc., in 2002.

As a result of these transactions, we now operate in one reportable business segment as a provider of medical transcription services to the healthcare industry.

In 2004, we introduced our BeyondTXT platform.

On January 31, 2005, we acquired Medical Dictation, Inc., (MDI), a Florida-based medical transcription services company. During 2005, we re-organized our field operations to form customer-centric teams that are responsible for all aspects of production, quality and customer care. Effective December 30, 2005, we purchased certain assets of the transcription business unit of PracticeXpert.

By early 2006, we had begun processing significant volume through our speech recognition solution and, throughout 2006 and 2007, have steadily increased the percentage of our work which is electronically converted and then edited vs. transcribed (typed) from recorded speech. In mid-2006, we began processing a portion of our work offshore through partners in India. We have gradually increased our offshore volume since then. In late 2006, we moved our technology infrastructure to a national data center at a co-location facility in Atlanta, Georgia.

On January 16, 2007, we purchased certain assets of OTP Technologies, Inc. (OTP), a Chicago area medical transcription company, for a purchase price of $1,070,000.

BUSINESS STRATEGY

Transcend’s sole focus is providing medical transcription services to the healthcare industry. Our strategy is to succeed in the marketplace by successfully executing six key strategies.

1.	Provide unparalled service to our customers

2.	Increase market penetration

3.	Sustain technological leadership

4.	Attract and retain talented professionals in the U.S.

5.	Increase utilization of offshore resources

6.	Successfully complete and integrate acquisitions.

1. Provide Unparalled Service to our Customers

The key to our success will always lie first and foremost in providing excellent service to our customers. We retained 98% of our customers in 2007, which we believe is superior to most of our competitors. We believe customers who are consistently receiving high quality documents on time at a fair price are likely to remain our customers year after year. Satisfied customers provide sales leads and referrals that help us drive new business.

Accordingly, we have an ongoing program to monitor and improve customer satisfaction which includes continuous monitoring of transcription production statistics relative to contracted standards, periodic customer surveys and a dedicated regional operations support organization that maintains regular (often daily) contact with our customers. We believe that our regional operations managers provide us a competitive advantage in sustaining customer satisfaction. Typically former transcriptionists, they possess the expertise to continuously improve quality. In addition, they provide our customers a central contact person in our organization who is directly responsible for resource scheduling and quality control and can quickly resolve any issues that arise. We practice continuous quality improvement with the goal of improving our level of service over time.

2. Increase Market Penetration

The transcription industry is large and highly fragmented. In addition, it is currently estimated that 60% of transcription volume is still performed in-house. As a result, we believe that we are well-positioned to increase our market share both by winning contracts with hospitals who are now actively considering an outsourced solution and by taking business from our competitors. We believe that the level of service provided by our competitors can be very inconsistent. As a result, we often are asked to submit proposals on new accounts where we will replace one of our competitors. In addition, we believe our smaller competitors are increasingly unable to keep up with advances in technology and lack the capacity to give customers assurance that they can consistently meet turnaround time requirements. As a result, we frequently win new customer accounts from customers who have outgrown the capabilties of their smaller providers. Our tested and proven infrastructure enables us to serve substantially more customers without a significant increase in fixed costs. While continuing to focus on day-to-day customer satisfaction, we intend to add new accounts to our existing customer base to efficiently utilize the capacity of our infrastructure and established customer-oriented support organization.

We intend to grow by focusing our sales team on potential new accounts and our operations team on expansion of our existing customer base. Our target market is focused on community hospitals with between 100 and 600 beds. Based on our experience, this target market can realize the most benefit from our services while still allowing us to provide superior customer service at a reasonable profit. We target new business from hospitals with whom we do not currently have any relationship as well as affiliated hospitals of our existing customers. We utilize a telemarketing partner to help us identify hospitals within our target market that are interested in our services. We also generate new business leads from our regional operating managers, who receive referrals from the adminstrators they work with daily. We anticipate continuing to add sales resources to help deliver revenue growth.

We also expect to continue to win new business by working with our technology partners. Technology providers, such as eScription and SoftMed, license their proprietary transcription platforms to hospitals across the country and refer the transcription work to preferred service providers like us. We believe our size and superior customer service make us strong preferred providers to these partners.

3. Sustain Technological Leadership

We intend to utilize the most effective technologies available to improve the medical transcription process because we believe that the application of advanced technologies will reshape the way patient information is managed across the healthcare delivery system in the future, as well as provide margin expansion through improved business efficiencies. Our telecommunications partners provide us with redundant long distance and local loop solutions which help us towards our goal of maintaining the maximum possible up-time for the capture of physician dictation. We have and will seek to continue to maintain advanced dictation capture technology at our national data center in Atlanta, Georgia.

The voice files we capture are routed into BeyondTXT, our proprietary, Internet-based workflow platform. The BeyondTXT platform provides significant advantages in workflow management and production control. It also provides an excellent and efficient end-user experience, which aids our recruiting efforts. We will continue to invest in our BeyondTXT platform to drive faster turnaround times, better workflow management and increased productivity by evaluating and implementing new technologies in the future. We will continue to make a concerted effort to ensure that our data, and that of our clients, remains confidential and secure and that our systems comply with HIPAA and other applicable regulations.

Speech recognition technology represents a sea change in our industry. We have invested heavily in fully integrating speech recognition technology into our BeyondTXT platform. We license the speech recognition engine, natural language processor and various editing tools from MultiModal Technologies, a leader in the industry, under a September 2006 agreement that renews annually at Transcend’s sole option through September 2010, and thereafter if mutually agreed by both parties. Our speech recognition solution requires no physician training or change in physician work habits. We collect the voice files in the same manner regardless of whether the job will be transcribed (typed) or edited using speech recognition technology. Once we build a physician voice profile that meets predicted quality criteria, future work from that physician is edited. When our medical language specialists are presented with a draft document, they listen to the voice file and edit the document as necessary. Their edits are fed back into the voice profile, which learns over time in order to continuously improve the quality of draft reports.

The use of speech recognition technology in BeyondTXT allows us to drive higher gross margins. Our medical language specialists earn less per line of text for editing, but their productivity improves significantly such that their total compensation typically remains unchanged. After the cost paid to MultiModal Technologies, we are still able to reduce our average cost per line of text. This is a key defensive strategy against pricing pressure in the industry.

We plan to gradually increase the percentage of voice files processed through BeyondTXT speech recognition from 24% of our total volume in the fourth quarter of 2007 to approximately 40% by the end of 2009. Longer-term, the percentage of transcription volume that is edited using speech recognition technology is dependent on such factors as the mix of transcription volume that is processed on our platform versus customer platforms, the percentage of dictators for which we are able to build high quality voice profiles, and our ability to hire and train editors.

4. Attract and Retain Professional Staff

One of our critical success factors is the recruitment and retention of the industry’s best knowledge workers, including medical language specialists, application developers and service professionals. Our goal is to be the best company to work for in the industry. We believe that there will be a shortage of qualified traditional medical language specialists in the future. We have two domestic solutions to this problem. First, we will attract and retain workers by offering competitive pay and benefits, stable and responsive management, a predictable abundance of work, a stable and efficient platform, career development opportunities and the opportunity to work from home. Second, speech recognition technology will allow us to produce the same volume of work with fewer medical language specialists due to the productivity improvements we are able to achieve, and may open the market to a new pool of professionals.

5. Increase Utilization of Offshore Resources

We operate in a global economy in which medical transcription services can be performed efficiently and cost-effectively by offshore medical transcription service organizations. Our customers have differing views of offshore production. Some believe it allows them to realize improved turnaround times and sometimes obtain a lower price without sacrificing quality or security of data. Others remain committed to domestic-only medical transcription. From our perspective, offshore production allows us to improve turnaround time by providing consistent staff at night; alleviates the need to hire as many domestic medical language specialists in a tight labor market as we otherwise would need to; and reduces cost. We plan to meet our customers’ needs by providing our services using a combination of domestic and offshore labor. In July 2006, we began subcontracting a portion of our work to offshore medical transcription firms. By the fourth quarter of 2007, we had increased the percentage of our work processed in India to approximately 15% of our total volume. We plan to increase this percentage gradually over the next several years. We believe that in the long-term (5-10 years), market demands could drive the mix closer to 50% domestic and 50% offshore. We do not expect the growth in offshore volume to displace our domestic workforce. At some point in the future, we may decide to establish our own transcription operation offshore, but currently we believe relying on partnerships is the preferred solution.

6. Successfully Complete and Integrate Acquisitions

We intend to increase market share through acquisitions. It is estimated that we are one of the four largest of the more than several thousand medical transcription providers in the United States. Technological developments such as voice recognition technology and the need to provide customers with an off-shore solution are making it increasingly difficult for smaller medical transcription businesses to compete effectively. As a result, we believe that we will be able to make acquisitions on an opportunistic basis that will enable us to grow our business. When we acquire these businesses, we are often able to add the targets’ customers to our platform and to eliminate a substantial portion of their overhead.

In order to augment our internal acquisition efforts, we have engaged Morgan Keegan & Company, Inc. to help us locate, examine and finance potential acquisitions. It is expected that acquisitions will be financed through a combination of debt, shares of our common or preferred stock, and earn-outs.

Our management team has extensive acquisition experience and we believe we have the skills necessary to effectively integrate acquired companies.

SERVICES

We provide two primary medical transcription options for our customers; (1) our proprietary BeyondTXT workflow technology and services and (2) transcription support services for customers with their own transcription systems.

Our BeyondTXT system, powered by our web-enabled voice and data distribution technology, allows Transcend’s home-based medical language specialists to convert physicians’ voice recordings into electronic documents. Physicians may dictate from several dictation products on the market (including handheld devices) or any phone (including hospital- or clinic-based transcription stations, an office or home-based land line, or even a cell phone). The information is securely captured in a digital format in our central voice hub in Atlanta, Georgia. The digital voice files are then compressed, encrypted and stored. Our home-based medical language specialists securely access these files over the internet, play back the voice recordings using headsets and foot pedals, and either transcribe the recorded voice or edit the document created by our integrated speech recognition tools to create electronic documents. The completed electronic documents are then returned to the Atlanta hub over the internet, where they may then be accessed by remote quality assurance personnel, if necessary. Completed documents are distributed securely to a variety of end-user sources including hospital information systems via electronic interface, faxes, printers and web-based consoles. Typically, documents are produced and delivered within 24 hours of the physicians’ dictation. Documents requiring faster turnaround times, many as quickly as four hours, are often priced at a premium. The Company’s transcription operations run around the clock, every day of the year.

For customers who already have their own transcription workflow system, we provide outsourced transcription and/or editing services on the customer’s platform. For example, we have a partnership with eScription, which is a popular hosted ASP solution that can be licensed by healthcare organizations. eScription is speech recognition-enabled, allowing us to provide editing services to those clients in addition to traditional typing services. The primary advantage to this business model is simplicity—there is no proprietary workflow system to develop and maintain. There is, however, less opportunity for us to leverage technology to improve profitability. Some customers have legacy systems they have developed themselves. Over time, we expect to migrate customers with outdated platforms off of their own systems and onto BeyondTXT.

CUSTOMERS

We currently deliver dictation and transcription services to approximately 160 hospitals and clinics with recurring revenue generally under long-term contracts or other arrangements. The average level of annual revenue generated by each of our customers was approximately $265,000 in 2007. Our top 10 customers accounted for approximately 31% of our 2007 transcription revenue, averaging $1.3 million of revenue each.

Revenue attributable to one contract with Providence Health System—Washington for four hospitals totaled $3,269,000, $3,017,000 and $2,924,000 or approximately 8%, 9% and 11% of total revenue for 2007, 2006 and 2005 respectively. As of December 31, 2007, we had separate agreements with approximately 45 customers who are members of Health Management Associates, Inc., a single healthcare enterprise. Revenue attributable to members of Health Management Associates, Inc. comprised $9,611,000, $8,473,000 and $5,813,000 or approximately 23%, 26% and 22% of the Company’s total revenue for 2007, 2006 and 2005, respectively.

SALES AND MARKETING

We are building a small but experienced sales team focused on the initial sale of medical transcription services to new accounts. When fully staffed in 2008, we currently expect this team to consist of our Executive Vice President of Sales and Marketing and four to five account executives. We use a telemarketing firm to generate leads for this team. Historically, our sales leads were generated from personal contacts with senior hospital executives and from client referrals. We recognize the importance of relationship selling and referrals, therefore our operations management team, especially our Chief Operating Officer, as well as our Regional Operations Managers, are also responsible for generating new business. We believe this customer-focused, operationally-oriented approach adds credibility to our offering.

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

COMPETITION

We experience competition from many local, regional and national businesses. The medical transcription services market, which is estimated at over $5 billion in outsourced annual revenue, is highly fragmented with more than several thousand companies in the United States alone, ranging from sole practitioners to large public companies. The vast majority of medical transcription firms are small operations with less than $1 million in annual revenue. One source estimates that there were only a dozen companies with greater than $15 million of revenue in 2006. The industry is characterized by low barriers to entry.

In addition, the medical transcription industry in the United States experiences overseas competition, primarily from India. Offshore quality and turnaround time, which in the past have been problematic, have improved as low quality firms have been weeded out and the market has matured. There is a schism in the market: some customers feel very strongly that their work should not go offshore; others embrace the idea if it improves turnaround times and price and quality are acceptable.

Medical transcription is either performed in-house by hospital or clinic personnel or outsourced to local, regional, national or offshore vendors. Hospitals and clinics may choose to outsource for many reasons: (1) the shortage of qualified medical transcriptionists; (2) the unique and burdensome management challenges of managing a 24 x 7 operation that must deliver critical patient care information quickly; and/or (3) the high cost of equipping in-house personnel with the hardware, software and support necessary for their jobs. Successful transcription companies make use of technological advances in internet access, speech recognition, security, software and hardware that allow remotely located, highly trained personnel to function as well as (or even better than) in-house employees. We believe that the principal historical competitive factors of price and quality (turnaround time and accuracy) are expanding to include other factors such as speech recognition capability, electronic security, hardware redundancy (to protect against data loss) and data integration. In addition, we believe that the ability to recruit, train and most importantly, manage personnel nationally and internationally will lead to further outsourcing, and that only those companies prepared to compete using resources outside the local market will prosper.

Some of our larger transcription competitors include MedQuist, Spheris, CBay, Webmedx, SPi and Heartland. Over the past several years, the medical transcription industry has been undergoing consolidation by Spheris and others. In 2006, for example, Cymed was acquired by SPi, a business process outsourcing firm, which was acquired at approximately the same time by a subsidiary of the Philippines long-distance telephone company. Also, Heartland was acquired by Spryance, who will keep the Heartland name. In 2007, the largest company in the industry – MedQuist – announced that it had retained Bear Sterns to consider strategic options including a sale of the company.

Companies which license transcription platforms to healthcare providers can be both partners and competitors of Transcend. These solutions come from companies such as eScription, SoftMed (a subsidiary of 3M) and Nuance. In the area of speech recognition, eScription is now an important partner and we are actively pursuing additional eScription business. During 2007, we signed a preferred service provider agreement with SoftMed.

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

HIPAA contains provisions regarding standardization, privacy, security and administrative simplification in the healthcare industry. As a result of regulations that have been proposed and enacted under HIPAA, we have made and will continue to make investments to support customer operations in areas such as (1) electronic transactions involving healthcare information, (2) privacy of individually identifiable health information, and (3) security of healthcare information and electronic signatures.

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

EMPLOYEES

As of December 31, 2007, we had 689 full-time and 316 part-time employees. These include 589 full-time and 312 part-time medical language specialists, virtually all of whom work from home. Eighty full-time and three part-time employees work in operations to support and manage our customers and medical language specialists. Twenty full-time employees and one part-time employee work in our sales, research and development and general and administrative functions. We are not currently a party to any collective bargaining agreement, nor are our employees. We have not experienced any strikes or work stoppages, and believe that our relations with our employees are good.

ITEM 1A.	RISK FACTORS

Our business, financial condition and operating results can be affected by a number of factors, including those listed below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. Any of these risks could also materially affect our business, financial condition or the price of our common stock.

Risks Related to Our Business

We have a history of operating losses and an investment in our common stock is speculative and involves a high degree of risk.

We reported a net loss of $1.2 million in 2005, net income of $1.5 million for 2006 and net income of $11.5 million in 2007. We had an accumulated deficit of approximately $13.0 million as of December 31, 2007. As a result, there can be no assurance that we will be able to maintain profitability during 2008 and beyond. If we are unable to maintain profitability, the market price for our common stock may decline, perhaps substantially. Accordingly, an investment in our common stock is speculative in nature and involves a high degree of risk.

Our operating results may fluctuate significantly from period to period, and this may cause our stock price to decline.

Our revenue and operating results have fluctuated in the past and we expect our revenue and operating results to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of our revenue and operating results are not necessarily an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in our operating results include the following:

•	slowing sales to new and existing customers;

•	loss of customers;

•	volume, timing and fulfillment of customer contracts;

•	inability to control expenses;

•	acquisitions of or mergers with existing businesses;

•	introduction of new products or services by us or our competitors;

•	seasonality in purchasing patterns of our customers

•	reduction in the prices of our products in response to competition or market conditions;

•	timing of significant marketing and sales promotions;

•	impairment charges against goodwill and other intangible assets;

•	write-offs of accounts receivable that are not collectible;

•	increased expenditures incurred pursuing acquisitions of businesses and/or new product or market opportunities;

•	general economic trends as they affect sales;

•	higher than anticipated costs related to fixed-price contracts with our customers;

•	disruptions in, or increases in costs related to, the services provided by our offshore partners; and

•	failure of the telecommunications and technology infrastructure related to receiving, processing and/or distributing our work.

Due to the foregoing factors, among others, our revenue and operating results may differ from our forecasts. Our expense levels are based in significant part on our expectations of future revenue, and we may not be able to reduce our expenses quickly to respond to a shortfall in projected revenue. Therefore, our failure to meet revenue expectations would seriously harm our operating results, financial condition and cash flows.

Our ability to sustain and grow profitable operations is dependent upon our ability to maintain our financing arrangements.

On December 30, 2005, we entered into a four year, $5.6 million credit facility with Healthcare Finance Group (HFG). The facility includes a $3.6 million accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. The credit facility requires that the Company abide by certain financial and other covenants. If we are unable to abide by the covenants, we may be in default of the credit facility and may not be able to make acquisitions that could be helpful to our business, and we may not have enough resources to repay the current debt. In addition, our credit facility restricts our ability to complete large acquisitions without HFG’s consent. We may not be able to obtain HFG’s consent to a transaction in a timely manner, or at all, which could impede our ability to consummate an acquisition that our Board of Directors deems to be in our best interest.

We have grown, and may continue to grow, through acquisitions, which could dilute our existing stockholders and could involve substantial integration risks.

As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. In connection with past acquisitions, we issued a substantial number of shares of our common stock as transaction consideration and also incurred significant debt to finance the cash consideration. We may continue to issue equity securities for future acquisitions, which would dilute our existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on our ability to operate our business. Furthermore, our prior acquisitions required substantial integration and management efforts. Acquisitions of this nature involve a number of risks, including:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses, including different and complex accounting and financial reporting systems;

•	potential disruption of our ongoing business and distraction of management;

•	potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of our finance and accounting systems;

•	difficulty in incorporating acquired technology and rights into our products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	management of geographically remote offices;

•	impairment of relationships with partners and customers;

•	customers delaying purchases of our projects pending resolution of product integration between our existing and our newly acquired products;

•	entering markets or types of businesses in which we have limited experience; and

•	potential loss of customers or key employees of the acquired company.

As a result of these and other risks, we may not realize anticipated benefits from our acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could seriously harm our business.

Our ability to execute our acquisition strategy is dependent upon our ability to secure financing.

Our existing credit facility, which expires on December 30, 2009, with HFG provides for up to $2.0 million of term loans to fund acquisitions. We have engaged Morgan Keegan & Company, Inc. (Morgan Keegan) to help us locate potential acquisition candidates and financing for these acquisitions through debt, proceeds from equity offerings, issuance of shares of our common or preferred stock, or a combination thereof. Failure to secure acquisition financing would prevent us from executing our acquisition strategy and limit our ability to grow.

Our ability to sustain and grow profitable operations is dependent upon our ability to retain customers.

During 2006 and 2007, we experienced high customer retention levels. Customer retention is largely dependent on providing quality service at competitive prices. Customer retention may also be impacted by events outside of our control such as changes in customer ownership, management or financial condition and competitors’ sales efforts. We cannot guarantee that our service levels and cost of our services will be perceived by our customers as adding value sufficient to retain the business. If we experience a lower than expected rate of customer retention, the resulting loss of business could adversely affect our operating results and financial condition.

Our ability to sustain and grow profitable operations is dependent upon our ability to sell transcription services to new customers.

Our market is highly competitive. Generally, customers change providers only when the service provided does not meet their quality standards and/or the cost of services is greater than competitor’s prices. We cannot guarantee we will be able to sell our services to new customers to grow our revenue. If we are not able to sell our services to new customers successfully, we may not be able to grow profitable operations. Failure to grow revenue would adversely impact our operating results and financial condition.

Purchase accounting treatment of our acquisitions or impairment of our acquired intangible assets could decrease our net income in the future, which could have a material and adverse effect on the market value of our common stock.

Under accounting principles generally accepted in the United States of America, we have accounted for our acquisitions using the purchase method of accounting. Under purchase accounting, we record the market value of our common stock or other form of consideration issued in connection with the acquisition and the amount of direct transaction costs as the cost of acquiring the company or business. We allocate that cost to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. Intangible assets generally will be amortized over a five to ten-year period, which might make future acquisitions dilutive to earnings. Goodwill and certain intangible assets with indefinite lives, are not subject to amortization but are subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2007, we had identified gross goodwill and other intangible assets of $5.5 million and accumulated amortization of $0.4 million. Factors which could trigger an impairment of such assets include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact our results of operations and financial position in the reporting period identified.

We may not be able to recruit and hire a sufficient number of new or replacement medical language specialists to sustain or grow our current level of revenue.

We cannot provide transcription services to our customers within contracted delivery standards without an adequate supply of qualified medical language specialists. Medical language specialists are in short supply. We rely upon in-house recruiters to hire a sufficient number of qualified medical language specialists to meet our current and projected needs. We attempt to attract and retain medical language specialists by offering competitive pay and benefits and the opportunity to work from home utilizing our Internet-based system. We are transitioning a significant portion of our business from transcribing (typing) to editing, which we believe will allow us to increase the productivity of our existing personnel and attract a new supply of medical language specialists. Nonetheless, there can be no assurance that we will be able to hire and retain a sufficient number of medical language specialists to meet our needs. Failure to do so could have a material adverse effect on our ability to undertake additional business or to complete projects in a timely manner, which could adversely affect our operating results and financial condition.

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

Our future success depends in part on the performance of our executive officers and key employees. We do not have employment agreements with any of our executive officers, nor do we maintain key person life insurance on the lives of any of our executive officers or key employees. The loss of the services of any of our executive officers or other key employees could affect business continuity and result in a loss of significant customer relationships and institutional knowledge.

Failure to adapt to rapid technological changes could result in a loss of market share.

Our ability to remain competitive in the medical transcription industry is based on our ability to utilize technology in the services that we provide to our customers. Accordingly, we have a substantial ongoing commitment to research and development. In this regard, we are currently investing in voice recognition and natural language processing technologies to yield faster turnaround times, better workflow management and increased productivity, all of which are essential for us to remain competitive. If we are unable to identify and implement technological changes in a timely manner, we may lose a portion of our market share, which would adversely affect our results of operations. Additionally, our competitors may independently develop technologies that are substantially the same or superior to ours and that do not infringe our rights. In these cases, we would be unable to prevent our competitors from selling or licensing these similar or superior technologies.

Our reliance on key third-party software could affect our ability to operate competitively.

Portions of the BeyondTXT technology were provided to us by Multimodal Technologies, Inc. under an agreement originally entered into on September 28, 2004. The original agreement was replaced by a new agreement, commencing September 1, 2006, that provides for a one-year, non-exclusive license that is renewable for up to four successive one-year periods at our option and additional successive one-year periods if mutually agreed to by both parties. Our inability to maintain the relationship with Multimodal Technologies, Inc. or find a suitable replacement for the technology at favorable prices or at all would adversely affect our ability to operate competitively and to meet the workload demands of our existing customer base.

Our operations depend on access to reliable voice and data networks. Any failure of one or more of these networks, even for a short time, could harm our business.

The majority of our customers depend on our BeyondTXT platform, data networks and dictation capture systems being able to process voice and data files 24 hours per day, seven days per week. If our voice and data networks or dictation capture systems are unavailable, our ability to transcribe documents for customers is severely limited. We are heavily dependent on third parties such as telecommunications providers and dictation system vendors. Any failure of more than one of these networks or systems, even for a short time, could delay our ability to provide transcription services to our customers. Because the timely delivery of transcription services is vital to our customers, any such delay could harm our business.

The lack of a disaster recovery site could adversely affect our ability to provide continuing data processing services.

In the case of a natural disaster or other disaster involving our main computer center which is hosted at a co-location facility in Atlanta, Georgia, we would have no ability to rapidly transfer the processing of data to another site. We would be forced to either contract for the services of another network provider at costs significantly in excess of our current expenses or reconstruct our data processing center which could take a significant amount of time. The lack of a disaster recovery site could adversely affect our ability to provide continuing operations and meet our contractual obligations.

We operate in a highly competitive market and can make no assurance that we will be able to compete successfully against our current or future competitors.

The medical transcription services market is highly fragmented and competitive, with several thousand local, regional and national companies competing in the United States alone. In addition, the medical transcription industry in the United States has experienced price competition from overseas competitors. While we attempt to compete on the basis of fast, predictable turnaround times and consistently high accuracy and document quality, all offered at a reasonable price, there can be no assurance that we will be able to compete effectively, if at all, against our competitors. These competitive forces could result in loss of market share, lower margins and/or increased technology investments.

The use of offshore medical dictation subcontracting firms exposes us to operational and financial risks not inherent in the United States.

As of December 31, 2007, approximately 15% of our transcription volume was subcontracted to offshore providers. As we increase our reliance on these offshore providers, we are exposed to operational and financial risks not inherent in our United States operations. These risks include political, economic and social instability, unexpected changes in the regulatory environment, currency fluctuations and the possibility that our offshore providers will be acquired by a competitor and discontinue their relationship with us.

Our medical transcription services may be subject to legal claims for failure to comply with laws governing the confidentiality of medical records.

Healthcare professionals who use our medical transcription services deliver to us health information about their patients including information that constitutes a record under applicable law that we may store on our computer systems. Numerous federal and state laws and regulations, the common law and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifable health information, including:

•	state and federal privacy and confidentiality laws;

•	our contracts with customers and partners;

•	state laws regulating healthcare professionals;

•	Medicaid laws; and

•	the Health Insurance Portability and Accountability Act of 1996 and related rules proposed by the Health Care Financing Administration.

The Health Insurance Portability and Accountability Act of 1996 establishes elements including, but not limited to, federal privacy and security standards for the use and protection of protected health information. Any failure by us or by our personnel or partners to comply with applicable requirements may result in a material liability to us.

Although we have systems and policies in place for safeguarding protected health information from unauthorized disclosure, these sytems and policies may not preclude claims agianst us for alleged violations of applicable requirements. There can be no assurance that we will not be subject to liability claims which could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Intellectual Property and Technology

Unauthorized use of our proprietary technology and intellectual property will adversely affect our business and results of operations.

Our success and competitive position depend in large part on our ability to obtain and maintain intellectual property rights protecting our services. We rely on a combination of patents, copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. Unauthorized parties may attempt to copy aspects of our BeyondTXT platform or to obtain, license, sell or otherwise use information that we regard as proprietary. Policing unauthorized use of our products is difficult and we may not be able to protect our technology from unauthorized use. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States. Although the source code for our proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management efforts.

Third parties may claim that we are infringing their intellectual property, and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products if such claims are successful.

We may be subject to claims that we or our customers may be infringing or contributing to the infringement of the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In the event of a claim of intellectual property infringement, we may be required to enter into costly royalty or license agreements. Third parties claiming intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop our technologies and sell our services. If we do not prevail in any such disputes, we may be unable to use certain of our technologies we consider to be proprietary, and our operating results, financial position and cash flows could be adversely impacted.

Our technology may have defects, which could result in delayed or lost revenue, expensive correction, liability to our customers and claims against us.

Complex software products such as ours may contain errors or defects. Defects in the solutions that we develop for our use could require expensive corrections and result in delayed or lost revenue, adverse customer reaction and negative publicity about us or our services. Customers who are not satisfied with our transcription services due to technological errors or defects may also bring claims against us for damages, which, even if unsuccessful, would likely be time-consuming to defend, and could result in costly litigation and payment of damages. Such claims could harm our reputation, financial results and competitive position.

Risks Related to Our Corporate Structure, Organization and Common Stock

Our directors and executive officers own a significant amount of our common stock and will be able to exercise significant influence on matters requiring stockholder approval.

Our directors and executive officers collectively own approximately 26% of our outstanding common stock as of March 10, 2008. Consequently, our directors and executive officers as a group will continue to be able to exert significant influence over the election of our directors, the outcome of most corporate actions requiring stockholder approval and our business, which may have the effect of delaying or precluding a third party from acquiring control of us.

The market price for our common stock is extremely volatile which could cause you to lose a significant portion of your investment.

The market price of our common stock could be subject to significant fluctuations in response to certain factors, such as variations in our anticipated or actual results of operations, the operating results of other companies in the medical transcription industry, changes in conditions affecting the economy generally, general trends in the healthcare industry, sales of common stock by our insiders, as well as other factors unrelated to our operating results. Volatility in the market price of our common stock may prevent you from being able to sell your shares at or above the price you paid for your shares. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management’s attention and resources.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new regulations promulgated by the Securities and Exchange Commission and the rules of NASDAQ, are resulting in increased general and administrative expenses for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have and expect to continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards are not successful, our business may be harmed.

We have implemented anti-takeover provisions, which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

Provisions of our certificate of incorporation, bylaws and Delaware law, as well as other organizational documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions include:

•	authorized “blank check” preferred stock;

•	limiting the ability of stockholders to call special meetings of stockholders; and

•	establishing advance notice requirements for nominations of directors and for stockholder proposals.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company leases 10,265 square feet of space for its principal office in Atlanta, Georgia under a lease that expires January 31, 2015. The Company leases space for a regional office in Brooksville, Florida under a lease that expires November 1, 2008. See Note 6 to the Consolidated Financial Statements for a summary of the Company’s lease commitments.

ITEM 3.	LEGAL PROCEEDINGS.

On January 16, 2008, we reached a mediated settlement with Our Lady of the Lakes Hospital, Inc. (“OLOL”) which was finalized on February 21, 2008. Under the settlement, OLOL released all claims, in contract and in tort, which were asserted or could have been asserted in the litigation against Transcend. In return, we agreed to pay $130,000, which is accrued at December 31, 2007, to OLOL and released all claims under our counterclaim against OLOL.

Although from time to time we are subject to various legal proceedings in the course of conducting our business, we are not currently a party to any material pending legal proceeding nor, to our knowledge, is any legal proceeding currently threatened against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ Global Market under the symbol “TRCR”. As of March 10, 2008 there were approximately 245 holders of record of the Company’s common stock. The table below sets forth for the periods indicated the high and low bid prices per share of the Company’s common stock as reported on the NASDAQ Global Market for the periods indicated. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Share of Common Stock
	High	Low
Year Ended December 31, 2007
Fourth Quarter Ended December 31, 2007	$20.40	$13.77
Third Quarter Ended September 30, 2007	$25.08	$12.69
Second Quarter Ended June 30, 2007	$21.77	$9.25
First Quarter Ended March 31, 2007	$10.98	$3.28

Year Ended December 31, 2006
Fourth Quarter Ended December 31, 2006	$3.73	$1.99
Third Quarter Ended September 30, 2006	$2.60	$1.85
Second Quarter Ended June 30, 2006	$2.70	$2.01
First Quarter Ended March 31, 2006	$2.40	$1.97

On January 31, 2005, the Company entered into a three-year, $3.5 million promissory note in conjunction with the purchase of Medical Dictation, Inc. (“MDI”). On August 15, 2005, the holder of the $3.5 million promissory note reduced the principal amount of the note by $100,000 in consideration for 35,971 unregistered shares of the Company’s common stock issued at $2.78 per share, or 110% of fair market value (See Note 8, Stockholders’ Equity). On December 26, 2005, the holder of the promissory note reduced the principal amount of the note by an additional $300,000 in consideration for 140,815 unregistered shares of the Company’s common stock issued at $2.13 per share, or 105% of fair market value.

On December 30, 2005, the Company entered into a four-year, $5.6 million credit facility with Healthcare Finance Group. As a part of the agreement with HFG, the Company issued a warrant to HFG granting HFG the right to purchase 100,000 unregistered shares of Transcend common stock at an exercise price of $2.25 per share. The value of the warrant is amortized into interest expense over the life of the credit facility. On June 26, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock.

On January 16, 2007, the Company acquired certain assets of OTP Technologies, Inc. (“OTP”) for a purchase price of $1,070,000. A portion of the purchase price was funded by issuing 60,274 unregistered shares of the Company’s common stock at $3.65 per share, or $220,000.

In October 2004, the Company issued a warrant to a strategic business partner, who is an unrelated third party, to purchase 100,000 unregistered shares of the Company’s common stock at a price of $2.55 per share. On January 30, 2007, the third party exercised its warrant to purchase 75,000 of the 100,000 unregistered shares of common stock. On October 25, 2007, the third party exercised its warrant to purchase the remaining 25,000 unregistered shares of common stock.

The issuances of the unregistered securities mentioned above were made pursuant to a claim of exemption from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D. The recipients acquired the securities for investment purposes only and not with a view to distribution thereof, and received or had access to adequate information about the Company.

The Company did not repurchase any of its outstanding equity securities during the fourth quarter of 2007.

The Company’s policy is to retain earnings for the expansion and development of the Company’s business. The Company currently has a retained deficit and does not anticipate paying cash dividends on its common stock in the foreseeable future.

See Note 10 of Notes to Consolidated Financial Statements for information with respect to the Company’s equity compensation plans.

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

Selected Financial Data

(in thousands, except per share data)

	2007	2006	2005	2004	2003
Results of Operations:
Revenue	$42,454	$32,912	$25,817	$15,197	$14,663
Operating income (loss)	$6,487	$2,047	$(817)	$299	$1,030
Net income (loss)	$11,479	$1,457	$(1,192)	$277	$1,020
Basic earnings per share	$1.39	$0.19	$(0.16)	$0.04	$0.14
Weighted average shares outstanding	8,262	7,874	7,592	7,328	5,935
Diluted earnings per share	$1.31	$0.18	$(0.16)	$0.04	$0.14
Diluted weighted average shares outstanding	8,752	7,940	7,592	7,631	6,117

Financial Position at Year End:
Total assets	$22,718	$10,620	$10,260	$3,471	$3,346
Total long term debt	$843	$3,081	$5,062	$—	$200
Total stockholders’ equity	$17,453	$4,307	$2,616	$2,729	$2,440

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Transcend Services, Inc. and subsidiary (“Transcend”) utilize a combination of its proprietary internet-based voice and data distribution technology, customer-based technology and home-based medical language specialists to convert physicians’ voice recordings into electronic documents.

On January 31, 2005, we purchased Medical Dictation, Inc. (“MDI”) for $4.8 million. The purchase was financed with a $3.5 million promissory note, $1.0 million in cash and $300,000 of Transcend common stock. In 2006, we repaid $1.2 million of the promissory note with a combination of cash and Transcend common stock, leaving a remaining balance on the MDI promissory note of $1.2 million, which was outstanding at December 31, 2007. During first quarter of 2008, we repaid the remaining balance on the note.

On December 30, 2005, we entered into a four year, $5.6 million credit facility with Healthcare Finance Group (HFG). The facility includes a $3.6 million accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. At December 31, 2007, the balance on the facility was $4,000.

Beginning January 1, 2006, the Company began including depreciation and amortization as a separate line item in operating expenses on the Consolidated Statement of Operations and prior year information was reclassified to conform to this presentation.

Transcend purchased certain assets of OTP Technologies, Inc. (“OTP”), a Chicago area medical transcription company, on January 16, 2007. Transcend paid $1,070,000, consisting of $520,000 in cash, a $330,000 promissory note and $220,000 (60,274 shares) of Transcend common stock. Transcend, based on the final earn-out calculation stemming from 2007 revenue, paid $40,000 in additional consideration in January 2008.

Our profitability has improved in 2006 and 2007 due in large part to improved customer retention combined with new sales, increased use of speech recognition technology and increased use of offshore transcription partners.

Critical Accounting Estimates which are Material to Registrant

A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters; and (2) there would be a material effect on the financial statements from either using a different, also reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate. The preparation of our consolidated financial statements requires us to make estimates and assumptions based on our knowledge of current events and actions; however, actual results may ultimately differ from estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements.

Goodwill and Intangible Assets. As of December 31, 2007, we reported goodwill and intangible assets at carrying amounts of $4.7 million and $0.4 million, respectively. The total of $5.1 million represents approximately 23% of total assets as of December 31, 2007. Our intangible assets are amortized over their estimated useful lives. The goodwill and intangible assets are associated with two acquisitions during 2005 and one during 2007.

We review goodwill and intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we calculate the fair value of the reporting units to which the goodwill and intangibles relate based on the present value of estimated future cash flows. As of December 31, 2007, we operate in one reporting unit – medical transcription services. The approach utilized is dependent on a number of factors including estimates of future revenues and costs, appropriate discount rates and other variables. We base our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates.

Deferred Tax Asset. As of December 31, 2007, we have approximately $13.3 million of net operating loss carryforwards. Deferred tax assets represent future tax benefits we expect to be able to apply against future taxable income. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, “Accounting for Income Taxes,” requires us to record a valuation allowance against any deferred income tax benefits that we believe may expire before we generate sufficient taxable income to use them. In 2011, $6.3 million of our net operating loss carryforwards will expire. We use current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. As of December 31, 2007, we have determined that we will more likely than not be able to utilize our deferred tax benefits in the future and accordingly, we have reduced the valuation allowance to zero.

Legal Proceedings. From time to time, we are a party to litigation. On January 16, 2008, we reached a mediated settlement with Our Lady of the Lakes Hospital, Inc. (“OLOL”) which was finalized on February 21, 2008. Under the settlement, OLOL released all claims, in contract and in tort, which were asserted or could have been asserted in the litigation against Transcend. In return, we agreed to pay $130,000, which is accrued at December 31, 2007, to OLOL and released all claims under our counterclaim against OLOL.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue increased $9.5 million, or 29%, to $42.4 million in 2007, compared to revenue of $32.9 million in 2006. The $9.5 million increase in revenue consisted of increased revenue from existing customers of $2.4 million, revenue from new customers of $6.9 million and revenue from the acquisition of OTP of $1.6 million, partially offset by decreases in revenue of $1.3 million from customers who cancelled their contracts in 2007 and a decrease of $102,000 in other revenue.

Direct costs increased $3.8 million, or 15%, to $28.8 million in 2007, compared to $25.0 million in 2006. Direct costs include costs attributable to compensation for transcriptionists, recruiting, management, customer service, technical support for operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs decreased to 68% in 2007 from 76% in 2006. The decrease in costs as a percentage of revenue is due primarily to cost savings that resulted from an increase in the use of the

Company’s speech recognition-enabled BeyondTXT platform, growth of semi-variable direct costs of operations at a slower rate than the rate of revenue growth and the use of increased offshore transcription resources.

Gross profit increased $5.7 million, or 72%, to $13.7 million in 2007, compared to $8.0 million in 2006. Gross profit as a percentage of revenue increased to 32% in 2007 compared to 24% in 2006 (see direct costs discussion).

Sales and marketing expenses increased $26,000, or 6%, to $449,000 in 2007, compared to $423,000 in 2006. Sales and marketing expenses as a percentage of revenue were 1% in both 2007 and 2006. The increase is due primarily to increased telemarketing expenses for the year.

Research and development expenses increased $268,000, or 69%, to $659,000 in 2007, compared to $391,000 in 2006. Research and development expenses as a percentage of revenue in 2007 were 2% compared to 1% in 2006. The increase is primarily due to an increase in compensation-related expenses.

General and administrative expenses increased $1.0 million, or 24%, to $5.3 million in 2007, compared to $4.3 million in 2006. General and administrative expenses as a percentage of revenue were 12% in 2007 compared to 13% in 2006. The increase was due primarily to an increase in healthcare insurance, contract services, 401(k) retirement plan contributions and Sarbanes-Oxley Act compliance costs.

Depreciation and amortization expenses decreased $37,000, or 4%, to $793,000 in 2007, compared to $830,000 in 2006. Depreciation and amortization expenses as a percentage of revenue in 2007 were 2% compared to 3% in 2006. The decrease is primarily due to a relatively slower rate of capital expenditures in recent years.

Interest and other expense decreased $287,000, or 51%, to $272,000 in 2007, compared to $559,000 in 2006. The decrease is due primarily to a reduction in the amount of debt outstanding during 2007 compared to 2006.

The Company reported an income tax benefit of $5.3 million in 2007 compared to an income tax provision of $31,000 in 2006. During the fourth quarter of 2007, the Company performed a detailed review of its income tax position, specifically the valuation allowance that had been established against deferred tax assets. As a result of the review, we determined that it is more likely than not that the Company will be able to utilize all of its net operating loss carryforwards and that a valuation allowance is no longer necessary. Reversal of the valuation allowance resulted in a one-time non-cash credit to income tax expense of $5.4 million during the fourth quarter of 2007. The income tax provision of $31,000 in 2006 was due to the expiration of certain state net operating loss carryforwards in 2004. The Company has pre-tax net operating loss carryforwards of approximately $13.3 million as of December 31, 2007.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue increased $7.1 million, or 27%, to $32.9 million in 2006, compared to revenue of $25.8 million in 2005. Approximately $822,000 of this increase in revenue is attributable to the acquisition of MDI on January 31, 2005. Excluding the additional month of revenue attributed to the MDI acquisition, revenue increased by $6.3 million, consisting of $2.0 million from new customers and $4.8 million from existing customers, partially offset by a decrease of $512,000 from customers who terminated their contracts.

Direct costs increased $4.6 million, or 23%, to $25.0 million in 2006, compared to $20.4 million in 2005. Direct costs include costs attributable to compensation for transcriptionists, recruiting, management, customer service, technical support for operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs decreased to 76% in 2006 from 79% in 2005. The decrease in costs as a percentage of revenue is due primarily to cost savings that resulted from an increase in the use of the Company’s speech recognition-enabled BeyondTXT platform, growth of semi-variable direct costs of operations at a slower rate than the rate of revenue growth and the use of offshore transcription resources, partially offset by costs of operating our Abilene training center for a full year in 2006 compared to only a partial year in 2005.

Gross profit increased $2.5 million, or 46%, to $8.0 million in 2006, compared to $5.5 million in 2005. Gross profit as a percentage of revenue increased to 24% in 2006 compared to 21% in 2005 (see direct costs discussion).

Sales and marketing expenses decreased $470,000, or 53%, to $423,000 in 2006, compared to $893,000 in 2005. Sales and marketing expenses as a percentage of revenue in 2006 were 1% compared to 3% in 2005. The decrease is primarily due to a reorganization and reduction of the sales force during 2005 under which operations personnel were given increased sales responsibilities.

Research and development expenses decreased $20,000, or 5%, to $391,000 in 2006, compared to $411,000 in 2005. Research and development expenses as a percentage of revenue in 2006 were 1% compared to 2% in 2005. The decrease is primarily due to replacing higher salaried personnel with less expensive staff.

General and administrative expenses increased $315,000, or 8%, to $4.3 million in 2006, compared to $3.9 million in 2005. General and administrative expenses as a percentage of revenue were 13% in 2006 compared to 15% in 2005. The increase was due primarily to $163,000 of compensation expense for options upon adopting SFAS 123(R) in 2006 and a $174,000 increase in health insurance and workers compensation insurance related to an increase in the number of employees.

Depreciation and amortization expenses decreased $199,000, or 19%, to $830,000 in 2006, compared to $1.0 million in 2005. Depreciation and amortization expenses as a percentage of revenue in 2006 were 3% compared to 4% in 2005. The decrease is primarily due to the Company’s T2K transcription workflow platform becoming fully depreciated as of December 31, 2005.

Interest and other expense increased $187,000, or 50%, to $559,000 in 2006, compared to $372,000 in 2005. The increase is due primarily to a combination of an increase in interest rates on the revolving promissory note, an increase in the revolving promissory note balance given the operating losses sustained in 2005 and amortization of prepaid financing costs related to the HFG revolving promissory note, partially offset by a $100,000 loan cancellation fee incurred in 2005 when the Company cancelled a loan commitment in order to enter into the HFG agreement.

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

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations as of December 31, 2007:

	Payments due by period (000’s)
	Total		Less than 1 year		1-3 years		3-5 years		More than 5 years
Long-term debt obligations (1)		$2,249,000		$1,398,000		$177,000	$			$674,000
Capital lease obligations	$		$		$		$		$
Operating lease obligations		$2,248,000		$705,000		$601,000		$447,000		$495,000
Purchase obligations	$		$		$		$		$
Other long term liabilities	$		$		$		$		$

Total		$4,497,000		$2,103,000		$778,000		$447,000		$1,169,000

(1)	Includes projected interest payments.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company had cash and cash equivalents of $5.0 million, working capital of $8.0 million, availability of approximately $2.9 million on its revolving promissory note based on eligible accounts receivable and $2.0 million on its acquisition term loan. The accounts receivable-based revolving promissory note and acquisition term loan both expire on December 30, 2009. The final installment of the MDI promissory note of $1.2 million was paid with available cash in the first quarter of 2008. See Note 4 of Notes to Consolidated Financial Statements.

Cash provided by (used in) operating activities for the years ended December 31, 2007, 2006 and 2005 were $7.2 million, $1.4 million, and $(876,000), respectively. The fluctuations from year to year were primarily due to changes in net income before giving effect to the significant income tax valuation adjustment in 2007.

Net cash used in investing activities totaled $1.3 million in 2007, $378,000 in 2006, and $2.1 million in 2005. The Company invested $702,000, $386,000, and $913,000 in property, equipment and software, net of proceeds from a sale and leaseback of $278,000 in 2005, for the years ended December 31, 2007, 2006 and 2005, respectively. In 2005, the Company purchased MDI, requiring the use of $1.3 million of cash to complete the acquisition. In January 2007, the Company purchased OTP for $1.1 million, of which $520,000 was paid in cash to the sellers plus $46,000 in acquisition-related costs.

Net cash (used in) provided by financing activities totaled $(1.1) million, $(1.5) million, and $3.3 million in 2007, 2006 and 2005, respectively. In 2007, the Company received proceeds of $1.1 million from option exercises and repaid $1.1 million toward the MDI promissory note and reduced its revolving promissory note by $1.1 million.

The Company anticipates that cash on hand, together with cash flows from operations and cash available under its credit facility should be sufficient for the next twelve months to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157 ) which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We anticipate that the adoption of SFAS No. 157 for our financial assets and liabilities will not have a material impact on our consolidated financial statements upon adoption. We do not believe the adoption of SFAS No. 157 for our nonfinancial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This Statement, which is effective January 1, 2008, permits companies to measure financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities without having to apply complex hedge accounting provisions. We believe that the adoption of this statement in 2008 will not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement retains the fundamental requirements in SFAS 141, Business Combinations. However, SFAS 141(R) will require that acquisition costs be recognized separately from the acquisition and also requires the recognition of assets and assumed liabilities assumed arising from contractual contingencies as of the acquisition date. SFAS 141(R) is effective for our fiscal year beginning January 1, 2008.

IMPACT OF INFLATION

Inflation has not had a material effect on the Company to date. However, the effects of inflation on future operating results will depend in part on the Company’s ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases. Contract prices are generally fixed for the duration of the contractual period and typically do not provide for price increases over the term of the contract, which usually extends from one to three years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company had no material exposure to market risk from derivatives or other financial instruments as of December 31, 2007. The Company does have a floating rate of interest on its credit facility with HFG. As the Company had almost no outstanding debt with HFG at December 31, 2007, a 1% increase in the interest rate would not increase interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control framework and processes are designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company;

•

provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company;

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements; and

•	provide reasonable assurance as to the detection of fraud.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance that a misstatement of our financial statements would be prevented or detected. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting and concluded that, as of December 31, 2007, such internal control is effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

The Company’s independent auditors, Habif, Arogeti & Wynne, LLP, with direct access to the Company’s Board of Directors through its Audit Committee, have audited the consolidated financial statements prepared by the Company. Their report on the consolidated financial statements is included in Part II, Item 8. Financial Statements and Supplementary Data. Habif, Arogeti & Wynne, LLP has audited and reported on the Company’s consolidated financial statements and internal control over financial reporting. The reports of the independent auditors are contained in this annual report.

/s/ LARRY G. GERDES	/s/ LANCE CORNELL
Larry G. Gerdes	Lance Cornell
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Transcend Services, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of Transcend Services, Inc. and subsidiary as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Transcend Services, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Transcend Services, Inc. and subsidiary as of December 31, 2006 and 2005, were audited by other auditors whose report dated March 1, 2007 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcend Services, Inc. and subsidiary as of December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Transcend Services, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2008, expressed an unqualified opinion.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, GA

March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and

Stockholders of Transcend Services, Inc. and subsidiary

We have audited Transcend Services, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Transcend Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Transcend Services, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity, and cash flows of Transcend Services, Inc., and subsidiary for the year ended December 31, 2007 and our report dated March 12, 2008 expressed a unqualified opinion.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, GA

March 12, 2008

TRANSCEND SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Rounded to the nearest thousand, except earnings per share)

	2007	2006	2005
Revenue	$42,454,000	$32,912,000	$25,817,000
Direct Costs	28,789,000	24,957,000	20,352,000

Gross Profit	13,665,000	7,955,000	5,465,000
Operating expenses:
Sales and marketing	449,000	423,000	893,000
Research and development	659,000	391,000	411,000
General and administrative	5,277,000	4,264,000	3,949,000
Depreciation and amortization	793,000	830,000	1,029,000

Total operating expenses	7,178,000	5,908,000	6,282,000

Operating income (loss)	6,487,000	2,047,000	(817,000)
Related party interest	79,000	117,000	158,000
Interest expense, net	193,000	352,000	96,000
Other expense	—	90,000	118,000

Total interest and other expense	272,000	559,000	372,000

Income (loss) before income taxes	6,215,000	1,488,000	(1,189,000)
Income tax (benefit) provision	(5,264,000)	31,000	3,000

Net income (loss)	$11,479,000	$1,457,000	$(1,192,000)

Basic earnings per share:
Net earnings per share	$1.39	$0.19	$(0.16)

Weighted average shares outstanding	8,262,000	7,874,000	7,592,000

Diluted earnings per share:
Net earnings per share	$1.31	$0.18	$(0.16)

Weighted average shares outstanding	8,752,000	7,940,000	7,592,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Rounded to the nearest thousand)

	December 31, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$4,996,000	$215,000
Accounts receivable, net of allowance for doubtful accounts of $85,000 and $115,000 at December 31, 2007 and December 31, 2006, respectively	5,092,000	4,578,000
Prepaid expense and other current assets	289,000	78,000
Deferred income tax	2,033,000	—

Total current assets	12,410,000	4,871,000
Property and equipment:
Computer equipment	3,507,000	3,371,000
Software	3,222,000	2,907,000
Furniture and fixtures	399,000	291,000

Total property and equipment	7,128,000	6,569,000
Accumulated depreciation and amortization	(5,738,000)	(5,235,000)

Property and equipment, net	1,390,000	1,334,000
Intangible assets:
Goodwill	4,701,000	3,686,000
Other intangible assets	795,000	575,000

Total intangible assets	5,496,000	4,261,000
Accumulated amortization	(371,000)	(216,000)

Intangible assets, net	5,125,000	4,045,000
Other assets	287,000	370,000
Deferred income tax	3,506,000	—

Total assets	$22,718,000	$10,620,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Promissory notes payable to related parties	$1,332,000	$1,105,000
Accounts payable	625,000	250,000
Accrued compensation and benefits	1,449,000	1,233,000
Other accrued liabilities	905,000	622,000
Deferred income tax	101,000	—

Total current liabilities	4,412,000	3,210,000
Long term liabilities:
Revolving promissory note	4,000	1,163,000
Promissory notes payable to related parties	165,000	1,167,000
Promissory notes payable	674,000	751,000
Other liabilities	10,000	22,000

Total long term liabilities	853,000	3,103,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at December 31, 2007 and December 31, 2006	—	—
Common stock, $0.05 par value; 15,000,000 shares authorized at December 31, 2007 and December 31, 2006; 8,435,000 and 7,842,000 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	422,000	392,000
Additional paid-in capital	29,992,000	28,355,000
Retained deficit	(12,961,000)	(24,440,000)

Total stockholders’ equity	17,453,000	4,307,000

Total liabilities and stockholders’ equity	$22,718,000	$10,620,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the nearest thousand)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,479,000	$1,457,000	$(1,192,000)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Deferred income taxes	(5,438,000)	—	—
Depreciation and amortization	793,000	830,000	1,029,000
Share-based compensation	251,000	164,000	—
Amortization of warrants	52,000	70,000	—
Employment credits—debt forgiveness	(77,000)	(99,000)	(150,000)
Other (gain) loss	(10,000)	(14,000)	36,000
Changes in assets and liabilities:
Accounts receivable, net	(574,000)	(1,404,000)	(1,428,000)
Unbilled accounts receivable	—	—	590,000
Prepaid expenses and other current assets	(211,000)	64,000	36,000
Other assets	83,000	(22,000)	(321,000)
Accounts payable	375,000	7,000	124,000
Accrued liabilities	440,000	319,000	400,000

Total adjustments	(4,316,000)	(85,000)	316,000

Net cash provided by (used in) operating activities	7,163,000	1,372,000	(876,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(702,000)	(386,000)	(913,000)
Proceeds from disposition of assets	6,000	—	278,000
Purchase of business, net of cash acquired	(566,000)	—	(1,305,000)
Adjustment to purchase price for previous acquisition		8,000	(139,000)

Net cash (used in) investing activities	(1,262,000)	(378,000)	(2,079,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options and other issuances	1,144,000	3,000	380,000
(Repayment of) proceeds from promissory notes	(1,105,000)	(828,000)	1,000,000
(Repayment of) proceeds from revolving promissory note	(1,159,000)	(716,000)	1,879,000

Net cash (used in) provided by financing activities	(1,120,000)	(1,541,000)	3,259,000

Net change in cash and cash equivalents	4,781,000	(547,000)	304,000
Cash and cash equivalents at beginning of year	215,000	762,000	458,000

Cash and cash equivalents at end of year	$4,996,000	$215,000	$762,000

Supplemental cash flow information:
Cash paid for related party interest expense	$114,000	$171,000	$—
Cash paid for interest expense	$164,000	$349,000	$79,000
Cash paid for income taxes	$81,000	$21,000	$3,000

Non cash investing and financing activities:
Promissory note issued in connection with the acquisition of MDI	$—	$—	$3,100,000
Issuance of unregistered stock in connection with the acquisition of MDI	$—	$—	$700,000
Promissory note issued in connection with the acquisition of OTP	$330,000	$—	$—
Issuance of unregistered stock in connection with the acquisition of OTP	$220,000	$—	$—
Cashless exercise of warrants	$225,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Rounded to the nearest thousand)

	Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Stockholders’ Equity
Balance, December 31, 2004	$—	$—	7,332,000	$367,000	$27,067,000	$(24,705,000)	$2,729,000
Net income (loss)						(1,192,000)	(1,192,000)
Issuance of common stock from purchase of MDI			100,000	5,000	295,000		300,000
Issuance of restricted shares of common stock			249,000	12,000	544,000		556,000
Other issuances of common stock, net			195,000	10,000	123,000		133,000
Amortization of restricted stock and stock warrant compensation expense					90,000		90,000

Balance, December 31, 2005	$—	$—	7,876,000	$394,000	$28,119,000	$(25,897,000)	$2,616,000
Net income						1,457,000	1,457,000
Issuance of common stock from ESPP			6,000		3,000		3,000
Issuance of restricted shares of common stock			40,000	2,000	(2,000)		—
Cancellation of restricted shares of common stock			(80,000)	(4,000)	(32,000)		(36,000)
Share-based compensation expense					164,000		164,000
Amortization of restricted stock and stock warrant compensation expense					103,000		103,000

Balance, December 31, 2006	$—	$—	7,842,000	$392,000	$28,355,000	$(24,440,000)	$4,307,000
Net income						11,479,000	11,479,000
Issuance of common stock from stock incentive plans			344,000	17,000	824,000		841,000
Issuance of common stock for purchase of OTP			60,000	3,000	217,000		220,000
Issuance of common stock from exercise of warrants			189,000	10,000	293,000		303,000
Share-based compensation expense					251,000		251,000
Amortization of stock warrant compensation expense					52,000		52,000

Balance, December 31, 2007	$—	$—	8,435,000	$422,000	$29,992,000	$(12,961,000)	$17,453,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Transcend Services, Inc. (the “Company”) utilizes a combination of its proprietary internet-based voice and data distribution technology, customer based technology and home-based medical language specialists to convert physicians’ voice recordings into electronic documents.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Medical Dictation, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Beginning January 1, 2006, the Company began including depreciation and amortization as a separate line item in operating expenses on the Consolidated Statements of Operations and 2005 information has been reclassified to conform to this presentation. Previously, depreciation and amortization was included primarily in direct costs.

Certain items previously reported in specific financial statement captions have been reclassified to conform to this presentation.

ACCOUNTING ESTIMATES

The preparation of our consolidated financial statements requires us to make estimates and assumptions based on our knowledge of current events and actions; however, actual results may ultimately differ from estimates and assumptions. The calculations of the allowance for doubtful accounts, goodwill impairment and deferred taxes, for example, all require the use of estimates and are based on management judgment.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for our Company on January 1, 2008. However, in February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157 ) which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We anticipate that the adoption of SFAS No. 157 for our financial assets and liabilities will not have a material impact on our financial statements upon adoption. We do not believe the adoption of SFAS No. 157 for our nonfinancial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This Statement, which is effective January 1, 2008, permits companies to measure financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities without having to apply complex hedge accounting provisions. We believe that the adoption of this statement in 2008 will not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement retains the fundamental requirements in SFAS 141, Business Combinations. However, SFAS 141(R) will require that acquisition costs be recognized separately from the acquisition and also requires the recognition of assets and assumed liabilities assumed arising from contractual contingencies as of the acquisition date. SFAS 141(R) is effective for our fiscal year beginning January 1, 2008.

CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. The Company invests excess cash in overnight repurchase agreements. The Company monitors the financial condition of the institutions in which it has depository accounts and believes the risk of loss is minimal.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s estimates and historical collection experience. A credit of $33,000 was recorded in 2007 and a charge of $5,000 in both 2006 and 2005.

The Company’s accounts receivable are subject to credit risk, as collateral is generally not required. The Company’s ability to terminate services can be used to encourage customers to pay amounts due on delinquent accounts and mitigate its risk of loss. The carrying amount of the Company’s receivables approximates fair value.

REVENUE AND COST RECOGNITION

Transcription service fee revenue is recognized as the related transcription work is performed on the basis of the number of lines transcribed times the contracted billing rate. Transcriptionist compensation is recognized as the related transcription work is performed on the basis of the number of lines transcribed times the pay rate per lines transcribed.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation or amortization. Charges for depreciation and amortization of tangible capital assets are computed generally using the straight-line method over their estimated useful lives, which range from three to seven years. Depreciation and amortization expense for tangible capital assets totaled $638,000 $715,000 and $928,000 in 2007, 2006 and 2005, respectively.

Effective April 1, 2002, the Company changed the estimated useful life of its proprietary transcription system from four to six years to reflect the success of the Company’s ongoing software maintenance efforts, which are expensed as incurred, in extending the useful life of the system. This change increased amortization expense by approximately $178,000 in 2005. The transcription system was fully amortized by December 31, 2005.

All costs related to the development of internal use software other than those incurred during the application development stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized using the straight-line method over three years beginning when the software goes into operational use. Internally developed costs capitalized were $133,000 in 2007, $151,000 in 2006, and $200,000 in 2005.

OTHER ASSETS

Other assets consist primarily of deferred costs of financing and deposits for leased facilities.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under the provisions of this Statement, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. The Company has goodwill of $4.7 million and $3.7 million at December 31, 2007 and 2006, respectively, and net intangible assets of $424,000 and $359,000 at December 31, 2007 and 2006, respectively related to the acquisitions of OTP in 2007 and MDI and PracticeXpert during 2005.

In connection with certain of the Company’s acquisitions, the Company allocated a portion of the purchase price to acquired customer relationships and covenants-not-to-compete based on appraisals using discounted cash flow analysis. The estimated fair values attributed to the relationships and covenants are being amortized over a period of five years, which represented the estimated average remaining lives of the contracts and relationships.

The Company accounts for long-lived assets such as property and equipment and purchased intangible assets with finite lives under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that such long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. There were no impairments recognized in 2007 or 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the fair value of short-term debt, which totaled $1.3 million as of December 31, 2007 and $1.1 million as of December 31, 2006, was estimated to approximate its carrying value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. Long-term debt of $843,000 at December 31, 2007 and $3.1 million at December 31, 2006 approximated market value. The Company’s other financial instruments approximate fair value due to the short-term nature of those assets and liabilities.

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

Had compensation cost for equity-based compensation plans been recorded in accordance with the provisions of SFAS 123(R), the Company’s net income and net income per share, for the year ended December 31, 2005, would have been as follows (in thousands, except per share data):

2005
Net (loss) attributable to common stockholders:
As reported	$(1,192,000)
Pro forma	$(1,349,000)

Basic and diluted net (loss) per share attributable to common stockholders:
As reported	$(0.16)
Pro forma	$(0.18)

INCOME TAXES

The Company accounts for its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and related interpretations. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts for financial reporting purposes. The Company evaluates the likelihood of utilizing these operating loss and tax credit carryforwards at least annually. In 2007, the Company reversed the valuation allowance we had established for deferred tax assets as we have determined that it is more likely than not that our net operating loss carryforwards will be utilized. See Note 11 (Income Taxes).

Effective January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We are subject to income taxes in the U.S. and our open tax years are 2004 through 2006. We believe the positions we have taken in our tax returns can be categorized as “Highly Certain” as defined by FIN 48. Therefore, we had no uncertain tax positions to consider as of December 31, 2007.

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

The reconciliations of the numerators and denominators of the basic and diluted EPS calculations are shown below:

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income (loss)	$11,479,000	$1,457,000	$(1,192,000)

Denominator:
Weighted average shares outstanding	8,262,000	7,874,000	7,592,000
Effect of dilutive securities
Common stock options	490,000	66,000	—

Denominator for diluted calculation	8,752,000	7,940,000	7,592,000

Basic earnings per share	$1.39	$0.19	$(0.16)
Diluted earnings per share	$1.31	$0.18	$(0.16)

2.    ACQUISITIONS

Transcend has included the results of operations of acquired companies in its financial statements from the date of acquisition.

Transcend purchased certain assets of OTP Technologies, Inc. (“OTP”), a Chicago area medical transcription company, on January 16, 2007. Transcend purchased the assets to expand its medical transcription business in the Midwest, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. Transcend paid $1,070,000, consisting of $520,000 in cash, a $330,000 promissory note and $220,000 (60,274 shares) of Transcend common stock. In addition, Transcend, based on the final earn-out calculation stemming from 2007 revenue, paid $40,000 in additional consideration in January 2008. The promissory note bears interest at 5% per annum and is payable in five installments, with the first installment due on January 16, 2008 and final installment due on January 16, 2010. The consideration exchanged exceeded the value of the net tangible assets acquired by approximately $1.2 million, which was allocated as follows: $220,000 to customer relationships to be amortized over a period of five years and $1.0 million to goodwill, including $46,000 in acquisition costs. All goodwill and intangible asset amortization related to the acquisition of the OTP assets are expected to be deductible for income tax purposes.

Transcend acquired Florida-based Medical Dictation, Inc. (“MDI”) on January 31, 2005 in a stock purchase transaction. MDI is a Florida-based transcription service company providing medical transcription services using customer-based technology solutions. Transcend acquired MDI to expand its medical transcription business, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. The purchase price was $4.8 million, consisting of a $3.5 million promissory note, $1.0 million in cash and $300,000 of Transcend common stock. Acquisition-related costs were approximately $400,000. Factors that contributed to the purchase price included historical and projected cash flows, the quality of the customer base, the potential for MDI to grow and what MDI and the Company considered to be industry norms for comparable transactions. The consideration exchanged exceeded the value of the net tangible assets acquired by approximately $4.2 million, which was allocated as follows: $50,000 to covenants-not-to-compete to be amortized over a period of five years; $500,000 to customer relationships to be amortized over a period of five years; and $3.7 million to goodwill.

Effective December 31, 2005, the Company purchased certain assets of the transcription business unit of PracticeXpert, a provider of turn-key practice management services and technology solutions to medical practitioners. Under the terms of the agreement, Transcend paid $40,000 at closing as an advance against future earn-outs, and agreed to pay up to $460,000 over three years on a contingent earn-out basis. At December 31, 2007, we have paid $40,000 (paid at closing) in earn-out payments and have accrued an additional $19,000 in earn-out payments under the agreement. We do not expect the earn-out to be maximized based on recent performance. Due primarily to acquisition related costs of $99,000, the consideration exchanged exceeded the value of the net tangible assets acquired by $139,000, which was allocated as follows: $25,000 to customer relationships to be amortized over a period of five years and $114,000 to goodwill.

3.    INTANGIBLE ASSETS

Intangibles assets at December 31, 2007 and 2006 are summarized as follows (in thousands):

	Useful Life in Years	December 31, 2007			December 31, 2006
		Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants-not-to- compete	5	$50,000	$29,000	$21,000	$50,000	$19,000	$31,000
Customer relationships	5	745,000	342,000	403,000	525,000	197,000	328,000

Total intangible assets		$795,000	$371,000	$424,000	$575,000	$216,000	$359,000

Amortization expense totaled $155,000, $115,000 and $101,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for the next five fiscal years is as follows:

Fiscal year ended	Amount
2008	$159,000
2009	$159,000
2010	$58,000
2011	$44,000
2012	$4,000

4.    BORROWING ARRANGEMENTS

Revolving promissory note

The Company maintains a four year, $5.6 million credit facility with Healthcare Finance Group (“HFG”). The HFG facility matures on December 30, 2009 and is comprised of up to $3.6 million on an accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. As a part of the agreement with HFG, the Company issued a warrant to HFG to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share. The fair value of the warrant at grant date was estimated to be $74,000 using the Black-Scholes-Merton option-pricing model and is being amortized into interest expense over the life of the credit facility. On June 26, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock in a cashless exercise. Borrowings bear interest at LIBOR plus 4% (9.225% as of December 31, 2007), are secured by accounts receivable and other Company assets and require that the Company maintain certain financial and other covenants. The balance outstanding under the revolving promissory note was $4,000 and $1.2 million at December 31, 2007 and 2006, respectively. There were no balances outstanding on term loans as of December 31, 2007 and 2006.

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

On August 15, 2005, the holder of the $3.5 million promissory note reduced the principal amount of the note by $100,000 in consideration for 35,971 unregistered shares of Transcend’s common stock issued at $2.78 per share, or 110% of fair market value. On December 26, 2005, the holder of the promissory note reduced the principal amount of the note by an additional $300,000 in consideration for 140,815 unregistered shares of Transcend’s common stock issued at $2.13 per share, or 105% of fair market value (See Note 8, Stockholders’ Equity). On January 31, 2006 the Company paid $828,000 as the first installment of the promissory note. A portion of this principal payment, $61,000, was applied toward the second installment due on January 31, 2007. As of December 31, 2007, the balance of the note was $1.2 million, which was subsequently paid with available cash in the first quarter of 2008.

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

The Promissory Note relates to the Agreement for Financial Assistance by and between DCOA and Transcend effective as of March 1, 2005 that was approved by DCOA on March 4, 2005 and amended on June 6, 2006 (collectively, the “Agreement”). Under the terms of the Agreement, DCOA shall provide up to $2 million of interest-free, secured loans to Transcend (the “Loans”). In return, Transcend agreed to recruit, hire and train up to 208 medical transcription professionals, the majority of whom shall be recruited from Abilene or the area surrounding Abilene, as defined in the Agreement. DCOA shall offer the Loans to Transcend in two increments of $1 million each in return for Transcend recruiting, hiring and training up to 104 medical transcription professionals for each Loan. The Promissory Note is the first such Loan. Through September 30, 2007, the latest date for which data has been certified by DCOA, Transcend has hired and trained 85 medical transcription professionals. During 2007, the Company was informed by the DCOA that the second $1 million loan is no longer available.

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

Transcend had earned credits of $77,000, $99,000 and $150,000 for the years ended December 31, 2007, 2006 and 2005, respectively, reducing the principal balance on the Promissory Note to $674,000. These credits are reported as reductions of direct operating costs.

In July of 2007, the Company closed the regional office and modified the training program to allow trainees to work from home, thereby eliminating the need for a physical office presence in Abilene.The principal balance of the Promissory Note, if any, remaining on March 1, 2013 is payable in cash by Transcend unless said balance is forgiven by DCOA.

OTP Promissory Note

On January 16, 2007, the Company entered into a three year, $330,000 unsecured promissory note in conjunction with the purchase of OTP. The note bears interest at 5.0% and the principal is to be repaid as follows:

•	$110,000 on January 16, 2008

•	$55,000 on July 16, 2008

•	$55,000 on January 16, 2009

•	$55,000 on July 16, 2009

•	$55,000 on January 16, 2010

5.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following at December 31, 2007 and 2006:

	2007	2006
Other accrued expenses	$402,000	$372,000
Legal expense	182,000	20,000
Income and other taxes	130,000	135,000
Professional services	143,000	95,000
Deferred rent expense	48,000	—

Total accrued expenses	$905,000	$622,000

6.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

During 2007, the Company entered into lease commitments totaling $1.6 million, including a $1.4 million operating lease for Corporate Headquarters office space and $0.2 million in equipment leases. The equipment leases contain renewal options at lease termination with purchase options at amounts approximating fair market value at the date of termination. Future annual payments under the 2007 leases are approximately $284,000 plus applicable taxes.

Future minimum annual rental obligations under non-cancelable operating leases with initial terms of at least one year as of December 31, 2007 are as follows:

Fiscal year ended	Amount
2008	$705,000
2009	348,000
2010	253,000
2011	220,000
2012	227,000
Thereafter	495,000

$2,248,000

Rental expense was $1,150,000, $1,139,000, and $546,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Litigation

On January 16, 2008, we reached a mediated settlement with Our Lady of the Lakes Hospital, Inc. (“OLOL”) which was finalized on February 21, 2008. Under the settlement, OLOL released all claims, in contract and in tort, which were asserted or could have been asserted in the litigation against Transcend. In return, we agreed to pay $130,000 to OLOL, which was accrued at December 31, 2007, and released all claims under our counterclaim against OLOL.

7.    RETIREMENT PLAN

The Company maintains a 401(k) retirement plan that covers all eligible employees. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. The Company matches employee contributions on a discretionary basis as determined by the Company’s Board of Directors. The Company made $134,000 of matching cash contributions in 2007 and no matching contributions for 2006 or 2005.

Going forward, the Company intends to continue matching 50% of the first 4% of employee’s compensation contributed to the plan, subject to the financial performance of the Company.

8.    TRANSACTIONS WITH RELATED PARTIES

Susan McGrogan is the Company’s Chief Operating Officer. Ms. McGrogan is also the co-founder of Medical Dictation, Inc. which was purchased by Transcend on January 31, 2005. In conjunction with the purchase of Medical Dictation, Inc. the Company entered into a $3.5 million promissory note the terms of which are fully described in Note 4, “Borrowing Arrangements”. On August 15, 2005 and December 26, 2005, Ms. McGrogan converted $100,000 and $300,000, respectively, of the note payable to her into Transcend common stock (See Note 8, Stockholders’ Equity). On January 31, 2006, the Company paid $828,000 as the first installment of the note payable and $172,000 of accrued interest. As of December 31, 2006, the Company owed Ms. McGrogan $2.3 million of principal due on the note and $104,000 of accrued interest. On January 31, 2007, the Company paid $1.1 million as the second installment on the note and $113,000 of accrued interest. During the first quarter of 2008, the Company repaid $1.2 million as the final installment on the note and $59,000 of accrued interest.

The Company purchased the assets of OTP on January 16, 2007 for a purchase price of $1,070,000 payable $520,000 in cash, a $330,000 promissory note and $220,000 (60,274 shares) of Transcend unregistered common stock. In addition, Transcend paid $40,000 in additional consideration in January 2008 based on revenue achieved in 2007. The promissory note is payable to OTP. Since the date of purchase, the owners of OTP, James Vonderhaar and Sharon Vonderhaar, have worked with Transcend to facilitate the transition and Sharon Vonderhaar was an employee of the Company as of December 31, 2007.

During December 2005, the Chairman and Chief Executive Officer loaned the Company $100,000. The Company repaid the loan plus $550 in interest on December 30, 2005.

9.    STOCKHOLDERS’ EQUITY

In October 2004, the Company issued a Stock Purchase Warrant to a strategic business partner, who is an unrelated third party, to purchase 100,000 shares of the Company’s unregistered common stock at a price of $2.55 per share, which was the closing price of the Company’s common stock on the date of issuance. The warrant was exercisable at any time before October 27, 2007. The value of the warrant, determined using the

Black-Scholes-Merton pricing model, is being amortized to interest expense over the three-year exercise period of the warrant. On January 30, 2007, the third party exercised its warrant to purchase 75,000 of the 100,000 unregistered shares of common stock available. On October 25, 2007, the third party exercised its warrant to purchase the remaining 25,000 unregistered shares of common stock.

An Option Agreement to Purchase Stock was entered into by and between Susan McGrogan, Chief Operating Officer and holder of the MDI Promissory Note, and the Company effective as of August 15, 2005, (the “Agreement”). Under the terms of the Agreement, the Company granted to Ms. McGrogan four options to purchase shares of common stock each at a total exercise price of $200,000 on August 15, 2005, February 15, 2006, August 15, 2006 and February 15, 2007 (See Note 8, Transactions with Related Parties). No separate consideration was received by the Company for the option grants. The exercise price for each option shall be comprised of $100,000 in cash and a $100,000 reduction in the amount of the outstanding principal balance of the $3,500,000 MDI Promissory Note dated January 31, 2005 in favor of Ms. McGrogan. The total number of shares purchased will be equal to the total exercise price divided by 110% of the average closing price per share of the Company’s common stock for the ten trading days immediately prior to the effective date of exercise. Should Ms. McGrogan choose not to exercise an option, the debt would not be reduced. Ms. McGrogan purchased 71,942 shares of Transcend common stock on August 15, 2005 pursuant to this agreement.

On December 21, 2005, the Agreement was amended to allow Ms. McGrogan to accelerate the portion of each of the remaining grants of February 15, 2006, August 15, 2006 and February 15, 2007 that relates to the reduction of debt. The amendment also changes the price, for the reduction of debt portion of the grant only, to 105% of the average closing price per share of the Company’s common stock for the ten trading days immediately prior to the effective date of exercise. On August 15, 2005, the holder of the $3.5 million promissory note reduced the principal amount of the note by $100,000 in consideration for 35,971 unregistered shares of the Company’s common stock issued at $2.78 per share, or 110% of fair market value. On December 26, 2005, Ms. McGrogan exercised this right and received 140,815 unregistered shares in exchange for a reduction of $300,000 to the $3,500,000 MDI Promissory Note. During the first quarter of 2008, the remaining balance on the promissory note to Ms. McGrogan was paid in full.

The Company issued a warrant to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share to HFG in conjunction with the closing of its credit facility on December 30, 2005. The election to purchase the stock is available between December 30, 2005 and the later of December 29, 2009 or 90 days following the date that the loans are paid in full. The fair value of the warrant at grant date was estimated to be $74,000 using the Black-Scholes-Merton option-pricing model and is being amortized into interest expense over the life of the credit facility. On June 26, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock in a cashless exercise.

Transcend purchased certain assets of OTP Technologies, Inc. (“OTP”), a Chicago area medical transcription company, on January 16, 2007. Transcend paid $1,070,000 for OTP, consisting of $520,000 in cash, a $330,000 promissory note and $220,000 (60,274 shares) of Transcend common stock.

Subject to the rights of any holder of shares of our preferred stock, each holder of our common stock is entitled to one vote per share for the election of directors as well as other matters, to dividends as and when declared by our Board of Directors, and, upon liquidation, to share in our net assets pro rata in accordance with his holdings. Our common stock has no preemptive, redemption, conversion or subscription rights, and all outstanding shares of our common stock are fully paid and nonassessable. Our Board of Directors has the power, without further action by the holders of shares of our common stock, to divide any and all shares of our preferred stock into series and to fix and determine the relative rights and preferences of our preferred stock, such as the designation of the series and the number of shares constituting such series, voting rights, dividend rights, redemption and sinking fund provisions, liquidating and dissolution preferences, conversion or exchange rights, if any. Issuances of preferred stock by our Board of Directors may result in such shares having senior dividend and/or liquidation preferences to the holders of shares of our common stock and may dilute the voting rights of such holders.

The Company had 8,435,427 shares of common stock and no shares of Preferred Stock outstanding as of December 31, 2007.

10.    STOCK BASED COMPENSATION

The Company has five stockholder-approved stock option plans for its key employees, directors and key consultants (the “Plans”). All equity compensation plans provide for the grant of incentive stock options, nonqualified stock options and restricted stock awards. However, new grants are only issued from the 2007 Stock Incentive Plan. The options are granted at fair market value, as defined in the option agreement, on the date of grant. Also, 10,000 shares of restricted stock awards were granted in 2006.

As of December 31, 2007, the total number of options issued and outstanding, the weighted average exercise price and number of options available for future issuance under approved equity compensation plans was as follows:

Number of securities to be issued upon exercise	626,667
Weighted average exercise price	$4.68
Number of options available for future issuance	316,674

The following is a summary of stock option transactions:

	Number of Shares Subject to Stock Options	Share Price Range	Weighted Average Price Per Share
Outstanding at December 31, 2004	921,200	$0.74 to $6.88	$2.62
Granted	315,031	$1.91 to $3.05	$2.50
Forfeited	(305,125)	$0.74 to $6.88	$2.78
Exercised	(126,531)	$0.74 to $2.65	$1.51

Outstanding at December 31, 2005	804,575	$0.74 to $6.56	$2.69
Granted	257,000	$2.15 to $3.40	$3.17
Forfeited	(135,000)	$1.34 to $4.98	$2.84
Exercised	—	N/A	N/A

Outstanding at December 31, 2006	926,575	$0.74 to $6.56	$2.85
Granted	99,000	$6.80 to $19.96	$14.15
Forfeited	(54,709)	$2.35 to $19.20	$5.23
Exercised	(344,199)	$0.74 to $6.56	$2.39

Outstanding at December 31, 2007	626,667	$0.74 to $19.96	$4.68

Exercisable at December 31, 2007	362,832	$0.74 to $5.94	$3.09

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar prices and grant dates as of December 31, 2007 and 2006:

	2007
	Outstanding Options			Options Exercisable
Range of Exercise Price	Outstanding at December 31	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31	Weighted Average Exercise Price
$0.74 – $2.00	24,125	6.9 years	$1.80	11,875	$1.59
$2.01 – $2.50	149,917	7.5 years	$2.36	127,332	$2.34
$2.51 – $3.00	49,250	6.1 years	$2.78	49,250	$2.78
$3.01 – $3.50	210,500	8.6 years	$3.37	71,000	$3.33
$3.51 – $5.00	102,375	6.0 years	$4.15	101,875	$4.15
$5.01 – $10.00	11,500	8.1 years	$6.69	1,500	$5.94
$10.01 – $15.00	28,000	9.4 years	$11.92	—	—
$15.01 – $19.96	51,000	9.6 years	$16.71	—	—

$0.74 – $19.96	626,667	7.8 years	$4.68	362,832	$3.09

	2006
	Outstanding Options			Options Exercisable
Actual Range of Exercise Price	Outstanding at December 31, 2006	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.74 – $1.09	18,000	6.0 years	$0.80	18,000	$0.80
$1.10 – $1.50	40,250	4.6 years	$1.27	38,750	$1.27
$1.51 – $2.00	56,750	5.6 years	$1.85	38,375	$1.78
$2.01 – $2.50	245,125	8.7 years	$2.31	178,207	$2.29
$2.51 – $3.00	175,950	7.2 years	$2.81	125,687	$2.81
$3.01 – $3.50	274,000	9.3 years	$3.34	34,750	$3.21
$3.51 – $5.00	113,000	7.0 years	$4.16	109,125	$4.15
$5.01 – $6.56	3,500	2.4 years	$6.12	3,500	$6.12

$0.74 – $6.56	926,575	8.0 years	$2.85	546,394	$2.71

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

Prior to the adoption of SFAS 123(R), the Company elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, under which no compensation cost was recognized by the Company for the year ended December 31, 2005. However, the Company has computed, for pro forma disclosure purposes, the value of all options for shares of the Company’s common stock granted during 2005 to employees, directors and a key consultant of the Company using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

2005
Risk-free interest rate	4.54%
Expected dividend yield	0%
Expected life	Four years
Expected volatility	42%

The total fair value of the options granted during the year ended December 31, 2005 was computed to be approximately $232,000, which would be amortized over the vesting period of the options. If the Company had accounted for these plans in accordance with SFAS No. 123(R), the Company’s reported and pro forma net income for the year ended December 31, 2005 would have been as follows:

2005
Net (loss):
As reported	$(1,192,000)
Pro forma	$(1,349,000)

Basic and diluted net (loss) per share
As reported	$(0.16)
Pro forma	$(0.18)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions or range of assumptions used for all options granted for December 31, 2007 and 2006:

	2007	2006
Risk-free interest rate	3.66% to 4.76%	4.45% to 5.14%
Expected dividend yield	0%	0%
Expected life	2.00 to 4.00 years	.92 to 4.00 years
Expected volatility	41.07% to 42.13%	37.27 to 40.62%
Expected forfeiture rate	25%	25%
Weighted average exercise price	$6.80 – $19.96	$2.03 – $3.40

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

For the year ended December 31, 2007 and 2006, the Company recognized equity-based compensation expense of approximately $303,000 and $234,000, of which $251,000 and $163,000, respectively, were related to employee or director options and recognized as compensation expense in general and administrative expenses and $52,000 and $71,000, respectively, were related to warrants and recognized as compensation expense in general and administrative expenses. As of December 31, 2007, the Company had approximately $428,000 of future compensation expense which it expects to record in its statements of operations through 2011.

11.    INCOME TAXES

At December 31, 2007 and 2006, the Company had net operating loss carryforwards of approximately $13,327,000 and $17,788,000, respectively, which may be used to reduce future income taxes. In 2006, the Company established a 100% valuation allowance against the deferred tax asset that resulted from net operating loss carryforwards. Provisions or benefits for all federal and certain state income taxes were offset in full by changes in the deferred tax asset valuation allowance. In 2007, the Company reversed the deferred tax valuation allowance of $5.4 million, as future earnings will more likely than not be adequate to allow utilization of the net operating carryforwards prior to their expiration.

Provisions for state income taxes of $116,000, $31,000, and $3,000 were recorded in 2007, 2006 and 2005, respectively, for states in which we pay alternative minimum tax or no net operating loss carryforwards were available. Income tax expense (benefit) was as follows:

	2007	2006	2005
Current:
Federal	$60,000	$—	$—
State	116,000	31,000	3,000

Total Current	176,000	31,000	3,000

Deferred:
Federal	(4,741,000)	506,000	(404,000)
State	(697,000)	44,000	(30,000)
Valuation allowance	—	(550,000)	434,000

Total deferred	(5,438,000)	—	—

Income tax expense (benefit)	$(5,264,000)	$31,000	$3,000

A reconciliation between the amount determined by applying the federal statutory rate to income before income taxes and income tax expense (benefit) is as follows:

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense (benefit) at federal statutory rate	$2,113,000	34.0%	$506,000	34.0%	$(404,000)	(34.0)%
State and local tax expense (benefit)	427,000	6.9%	75,000	5.0%	(27,000)	(2.3)%
(Decrease) increase in valuation allowance	(6,702,000)	(107.8)%	(550,000)	(36.9)%	434,000	36.0%
Disqualifying dispositions	(853,000)	(13.7)%	—	—	—	—
Other	(249,000)	(4.0)%	—	—	—	—

Income tax expense/effective tax rate	$(5,264,000)	(84.6)%	$31,000	2.1%	$3,000	0.3%

At December 31, 2007 and 2006, the Company had net deferred tax assets of approximately $5,438,000 and $6,702,000. In 2006, the Company had established valuation allowances of 100% of the net deferred tax assets due to the uncertainty regarding the realizability of its net operating loss carryforwards. In 2007, the valuation allowance was reversed in accordance with management’s assessment that the net operating loss carryforwards would likely be utilized in future periods. The components of the net deferred tax assets as of December 31, 2007 and 2006 were as follows:

	2007			2006
	Current	Long-Term	Total	Current	Long-Term	Total
Deferred tax assets:
Net operating loss carryforward	$2,000,000	$3,198,000	$5,198,000	$—	$6,937,000	$6,937,000
Allowance for bad debts	33,000	—	33,000	45,000	—	45,000
Intangible assets	—	105,000	105,000	—	84,000	84,000
Fixed assets	—	101,000	101,000	—	38,000	38,000
AMT credit	—	102,000	102,000	—	—	—

Total	2,033,000	3,506,000	5,539,000	45,000	7,059,000	7,104,000

Deferred tax liabilities:
481A Adjustment	(101,000)	—	(101,000)	—	(402,000)	(402,000)

Total	(101,000)	—	(101,000)	—	(402,000)	(402,000)

Total deferred tax asset, net	$1,932,000	$3,506,000	$5,438,000	$45,000	$6,657,000	$6,702,000
Valuation allowance	—			(45,000)	(6,657,000)	(6,702,000)

Net deferred tax asset	$1,932,000	$3,506,000	$5,438,000	$—	$—	$—

If not utilized, these carryforwards will begin to expire in 2011. The table below summarizes the expiration dates of these loss carryforwards:

Amount	Expiration Date
$ 6,332,000	2011
1,518,000	2017
2,863,000	2019
1,090,000	2020
748,000	2021
776,000	2025

$13,327,000

Effective January 1, 2007, we adopted the provisions of FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. Upon adoption, there was no entry required to retained earnings. Additionally, the Company has reviewed the requirements of FIN 48 and has concluded that there are no uncertain tax positions taken in any of the open tax years which require recognition of a liability.

12.    MAJOR CUSTOMERS

Revenue attributable to one contract with Providence Health System—Washington for three hospitals totaled $3,269,000 $3,017,000 and $2,924,000 or 7.7%, 9.2% and 11.2% of total revenue for 2007, 2006 and 2005, respectively. In addition, in 2007 and 2006 the Company had revenue under separate agreements with approximately 45 customers who are owned by Health Management Associates, Inc., a single healthcare enterprise. Revenue attributable to Health Management Associates, Inc. comprised $9,611,000 or 22.7%, $8,473,000 or 25.9% and $5,813,000 or 22.2% of the Company’s total revenue for 2007, 2006 and 2005 respectively.

13.    SEGMENT INFORMATION

The Company operated within one reportable segment for all periods presented.

14.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenue	$10,422,000	$10,519,000	$10,629,000	$10,884,000
Gross profit	$3,184,000	$3,217,000	$3,581,000	$3,683,000
Operating income	$1,429,000	$1,453,000	$1,777,000	$1,828,000
Net income	$1,297,000	$1,373,000	$1,656,000	$7,153,000
Basic net earnings per share	$0.16	$0.17	$0.20	$0.86
Diluted net earnings per share	$0.15	$0.16	$0.19	$0.81

2006
Revenue	$8,012,000	$7,991,000	$7,957,000	$8,952,000
Gross profit	$1,755,000	$1,919,000	$1,848,000	$2,433,000
Operating income	$291,000	$389,000	$471,000	$896,000
Net income	$150,000	$225,000	$320,000	$762,000
Basic net earnings per share	$0.02	$0.03	$0.04	$0.10
Diluted net earnings per share	$0.02	$0.03	$0.04	$0.09

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Exchange Act. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company is accumulated and made known to our management, including our chief executive officer and chief financial officer, in a timely manner, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control and instances of fraud, if any, within a company have been detected.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007. Our report appears on page 27 herein. Habif, Arogeti & Wynne, LLP has audited and reported on the Company’s consolidated financial statements and internal control over financial reporting. The reports of the independent auditors are contained in this annual report on pages 28 and 29.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The disclosures required herein are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

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

Report of Independent Public Accountants

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(b) Exhibits

The following exhibits are filed with or incorporated by reference into this report, as noted.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement dated October 13, 2000 with Provider HealthNet Services, Inc.	8-K	000-18217	2.7	October 30, 2000

2.2	Stock Purchase Agreement dated January 31, 2005 between Transcend Services, Inc. and Susan McGrogan, with respect to the purchase and sale of the capital stock of Medical Dictation, Inc.	10-K	000-18217	2.3	March 9, 2005

3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	10-K	000-18217	3 (a)	August 27, 1993

4.1	Stock Purchase Warrant granted to Premier Holding of Illinois dated October 27, 2004	10-K	000-18217	4.1	March 9, 2005

4.2	Promissory Note Payable dated January 31, 2005 for $3,500,000 in favor of Susan McGrogan	10-K	000-18217	4.3	March 9, 2005

4.3	Promissory Note dated as of March 1, 2005 between Transcend Services, Inc. and the Development Corporation of Abilene, Inc.	10-Q	000-18217	4.1	July 28, 2005

4.4	Loan and Security Agreement dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.1	January 12, 2006

4.5	Acquisition Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.2	January 12, 2006

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.6	Revolving Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.3	January 12, 2006

10.1	1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.1	November 15, 1996

10.2	Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.2	November 15, 1996

10.3	2001 Stock Option Plan	10-K	000-18217	4.1	March 6, 2002

10.4	2003 Stock Incentive Plan	10-Q	000-18217	4.3	July 29, 2004

10.5	2004 Employee Stock Purchase Plan	10-Q	000-18217	4.4	July 29, 2004

10.6	Clinical Documentation Solution Agreement between Transcend Services, Inc. and MultiModal Technologies, Inc. effective September 28, 2004 (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24(b)(2) and accordingly, those portions have been omitted from this exhibit and filed separately with the Commission.)	10-K	000-18217	10.6	March 9, 2005

10.7	2005 Stock Incentive Plan	10-Q	000-18217	10.1	July 28, 2005

10.8	Agreement for Financial Assistance dated March 1, 2005 between the Development Corporation of Abilene, Inc. and Transcend Services, Inc.	10-Q	000-18217	10.1	April 28, 2005

10.9	Option Agreement to Purchase Stock dated August 15, 2005 between Susan McGrogan and Transcend Services, Inc.	10-Q	000-18217	10.2	October 26, 2005

10.10	Transcend Services, Inc. Stock Purchase Warrant to Purchase Shares of Common Stock, $.05 Par Value.	8-K/A	000-18217	10.1	February 27, 2006

10.11	Amendment to Option Agreement to Purchase Stock between Susan McGrogan and Transcend Services, Inc. dated December 21, 2005.	10-K	000-18217	10.11	March 6, 2006

10.12	2006 Executive Compensation Plan	10-K	000-18217	10.12	March 6, 2006

10.13	Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc. dated May 19, 2005.	10-K	000-18217	10.13	March 6, 2006

10.14	Lease Schedule No. 001R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated December 20, 2005.	10-K	000-18217	10.14	March 6, 2006

10.15	Lease Schedule No. 002R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated October 4, 2005.	10-K	000-18217	10.15	March 6, 2006

10.16	Lease Schedule No. 003R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated December 21, 2005.	10-K	000-18217	10.16	March 6, 2006

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.17	Clinical Documentation Solution Agreement by and between MultiModal Technologies, Inc. and Transcend Services, Inc., effective as of September 1, 2006.	8-K/A	000-18217	10.1	March 1, 2006

14.1	Transcend Services, Inc. Code of Business Conduct and Ethics Policy	10-K	000-18217	14.1	February 12, 2004

21.1	Subsidiaries of the Registrant

23.1	Consent of Habif, Arogeti & Wynne, LLP

23.2	Consent of Miller Ray Houser & Stewart LLP

*31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

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

Dated: March 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ LARRY G. GERDES Larry G. Gerdes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2008

/s/ LANCE CORNELL Lance Cornell	Chief Financial Officer (Principal Financial Officer)	March 14, 2008

/s/ JOSEPH G. BLESER Joseph G. Bleser	Director	March 14, 2008

/s/ JOSEPH P. CLAYTON Joseph P. Clayton	Director	March 14, 2008

/s/ JAMES D. EDWARDS James D. Edwards	Director	March 14, 2008

/s/ WALTER S. HUFF, JR. Walter S. Huff, Jr.	Director	March 14, 2008

/s/ SIDNEY V. SACK Sidney V. Sack	Director	March 14, 2008

/s/ CHARLES E. THOELE Charles E. Thoele	Director	March 14, 2008