Form 10-K/A
period 2007-12-31
TRANSCEND SERVICES INC
filed 2008-04-15
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 8,452,177 shares of Common Stock, $0.05 par value, as of March 31, 2008.

Documents incorporated by reference: Portions of the registrant’s proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference herein in response to Part III of this report.

Explanatory Note

Transcend Services, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2008, (the “Original Filing”) to (i) restate our consolidated financial statements for the year ended December 31, 2007 and related disclosures, as discussed more fully below and in Note 15 to the Consolidated Financial Statements and (ii) to add a report of our independent registered public accounting firm that was inadvertently omitted from the Original Filing. On April 8, 2008, management, the Audit Committee of the Board of Directors and the Board of Directors of the Company determined that, due to errors in the manner in which the Company accounted for deferred income taxes and certain tax deductions in the Original Filing, the Company’s financial statements for the year ended December 31, 2007, as presented in the Original Filing, as well as the related audit reports of Habif, Arogeti & Wynne, L.L.P., the Company’s independent registered public accounting firm, with respect to those financial statements, should not be relied upon and should be restated.

The Company has determined that it should not have recorded a 2007 tax benefit in the 2007 Consolidated Statement of Operations related to stock option exercises, but instead should have delayed recognition until its net operating loss carryforwards are fully utilized. The deduction will result in an increase to stockholders’ equity after our net operating loss carrying forwards are fully utilized. In addition, the Company should have recorded the tax impact of warrants exercised during 2007, which results in additional tax deductions.

The restatement does not affect pre-tax operating results or net cash flow from operations for 2007. Due to its improving profitability, the Company previously determined and maintains its previously reported position that it is more likely than not that it will utilize the net operating loss carryingforwards in the future. Accordingly, the Company believes that the reversal of the valuation allowance in 2007 remains appropriate.

We had previously reported an income tax benefit of $5,264,000 for the year ended December 31, 2007, resulting primarily from the reversal of the Company’s deferred tax asset valuation allowance. The restatement reduces the income tax benefit for the year ended December 31, 2007 by $980,000 to $4,284,000, resulting in a decrease in the Company’s net income for the year ended December 31, 2007 from $11,479,000, as originally reported, to $10,499,000. However, this $980,000 of reduced tax benefit will be recorded as an increase in stockholders’ equity after the net operating loss carryforwards are utilized. Additionally, as a result of recognizing tax deductions associated with the exercise of warrants in 2007, the restatement is expected to increase the amount of net operating loss carryforwards available to offset future taxable income from $13.3 million to $15.8 million.

These adjustments arise from the Company’s accounting for the impact that two independent groups of occurrences had on the Company’s deferred income tax and tax deduction calculations for 2007. In both instances, the exercise of equity-based awards resulted in tax deductions for the Company. Since the tax deduction related to these equity-based awards exceeded the cumulative cost recognized for the awards, the excess of the realized tax benefit over the previously recognized deferred tax asset is an excess tax benefit. Since the excess tax benefit was due to an increase in our stock price after the grant dates, the excess tax benefit is normally recognized as an increase to additional paid-in capital. However, footnote 82 to paragraph A94 of Statement of Financial Accounting Standards (SFAS) 123(R) states that if the entity has net operating loss carryforwards (as we do), the excess tax benefit and a credit to additional paid-in capital for the excess deduction is not recognized until the deduction reduces taxes payable.

In the first instance, we did not properly account for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options exercised during 2007. The recording of the excess tax benefit of $980,000 should have been deferred and will be recorded as a reduction in taxes payable and an increase to stockholders’ equity after the Company’s net operating loss carryforwards are fully utilized, rather than recorded as a deferred tax asset on the Consolidated Balance Sheet and income tax benefit in the Consolidated Statement of Operations.

In the second instance, we did not take into account tax deductions arising from the exercise of warrants by two third parties during 2007. The recording of the excess tax benefit of $967,000 will be deferred and will be recorded as a reduction in taxes payable and an increase to stockholders’ equity after the net operating loss carryforwards are fully utilized.

No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K, except as required to reflect the effects of the restatement and the items stated below. We have not amended and we do not intend to amend any of our 2007 Quarterly Reports on Form 10-Q as a result of our restatement because we believe that the restatement did not have a material impact on the financial statements for those periods. This Form 10-K/A does not reflect events after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events, except as stated above. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-K on March 14, 2008. Therefore, you should read this Form 10-K/A together with our other reports that update and supersede the information.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended by, and to reflect, the restatement and certain other items as indicated below. The following sections of this Form 10-K/A have been amended:

•	Item 1A – Risk Factors – was amended to add a risk factor related to our internal controls over financial reporting.

•	Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – was amended to correct two incorrect warrant exercise dates;

•	Item 6 – Selected Financial Data – has been restated;

•	Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – was modified to incorporate changes resulting from the restatement;

•	Item 8 – Financial Statements and Supplementary Data – has been modified as follows:

•	Management’s Report on Internal Control over Financial Reporting was revised to include a material weakness in internal controls over financial reporting related to the restatement;

•	The report of Habif, Arogeti & Wynne, LLP, the Company’s independent registered public accounting firm as of and for the year ended December 31, 2007, was updated to reflect the restatement;

•

The report of Miller Ray Houser & Stewart LLP, the Company’s independent registered public accounting firm, as of and for the years ended December 31, 2006 and 2005, which was inadvertently omitted; was added;

•

The Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting as of December 31, 2007, was updated to include a material weakness in internal controls over financial reporting related to the restatement;

•

The Consolidated Financial Statements of the Company and related notes have been restated, including the addition of Note 15, which explains the restatement in detail. Two warrant exercise dates were also corrected.

•	Item 9A – Controls and Procedures – was revised to reflect a material weakness in internal controls over financial reporting related to the restatement.

•

Item 15: Pursuant to the rules of the SEC, Item 15 of the Original Filing has been amended to include updated consents of the Company’s independent registered public accounting firms (Exhibit 23.1 and 23.2) and currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by sections 302 and 906 of the Sarbanes-Oxley Act of 2002 (Exhibits 31.1, 31.2, 32.1 and 32.2).

•	The signature page has been revised.

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

We reported a net loss of $1.2 million in 2005, net income of $1.5 million for 2006 and net income of $10.5 million in 2007. We had an accumulated deficit of approximately $13.9 million as of December 31, 2007. As a result, there can be no assurance that we will be able to maintain profitability during 2008 and beyond. If we are unable to maintain profitability, the market price for our common stock may decline, perhaps substantially. Accordingly, an investment in our common stock is speculative in nature and involves a high degree of risk.

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

If actions taken to remediate material weaknesses in our internal controls over financial reporting are insufficient or if we fail to maintain all of the controls necessary for continued compliance, current stockholders and potential investors could lose confidence in our financial reporting, which would harm our business prospects and the trading price of our stock.

As described below in Item 9A, our management has concluded that the Company did not maintain effective internal controls over its financial reporting as of December 31, 2007. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, stockholder and investor confidence in our business and operating results could be negatively impacted. We have discovered, and may in the future discover, areas of our internal control that need improvement.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of each year-end. Our management concluded that our internal controls over financial reporting were not effective as a result of a material weakness identified and did not provide reasonable assurance regarding the reliability of our financial reporting or the preparation of our financial statements in accordance with GAAP. In addition we may identify additional and/or different control deficiencies in the future that, individually or in the aggregate, could constitute one or more additional material weaknesses.

If we fail to implement and maintain improvements in internal controls over our financial reporting that are intended to remediate the material weakness identified, we could fail to meet our reporting obligations, including issuing financial statements in future periods that contain errors. The failure to maintain the improvements in internal controls over financial reporting that are intended to remediate any identified weaknesses also could cause investors to lose confidence in our reported financial information and possibly have a negative impact on the trading prices of our stock and could lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceedings, even if resolved in our favor, could cause us to incur significant legal and other expenses. Such events could harm our business, negatively affect our ability to raise capital and adversely affect the trading price of our stock.

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

Our directors and executive officers collectively own approximately 26% of our outstanding common stock as of March 31, 2008. Consequently, our directors and executive officers as a group will continue to be able to exert significant influence over the election of our directors, the outcome of most corporate actions requiring stockholder approval and our business, which may have the effect of delaying or precluding a third party from acquiring control of us.

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

The Company’s common stock is listed on the NASDAQ Global Market under the symbol “TRCR”. As of March 31, 2008 there were approximately 245 holders of record of the Company’s common stock. The table below sets forth for the periods indicated the high and low bid prices per share of the Company’s common stock as reported on the NASDAQ Global Market for the periods indicated. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

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

On December 30, 2005, the Company entered into a four-year, $5.6 million credit facility with Healthcare Finance Group. As a part of the agreement with HFG, the Company issued a warrant to HFG granting HFG the right to purchase 100,000 unregistered shares of Transcend common stock at an exercise price of $2.25 per share. The value of the warrant is amortized into interest expense over the life of the credit facility. On June 20, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock.

On January 16, 2007, the Company acquired certain assets of OTP Technologies, Inc. (“OTP”) for a purchase price of $1,070,000. A portion of the purchase price was funded by issuing 60,274 unregistered shares of the Company’s common stock at $3.65 per share, or $220,000.

In October 2004, the Company issued a warrant to a strategic business partner, who is an unrelated third party, to purchase 100,000 unregistered shares of the Company’s common stock at a price of $2.55 per share. On January 29, 2007, the third party exercised its warrant to purchase 75,000 of the 100,000 unregistered shares of common stock. On October 25, 2007, the third party exercised its warrant to purchase the remaining 25,000 unregistered shares of common stock.

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

Selected Financial Data

(in thousands, except per share data)

	2007	2006	2005	2004	2003
Results of Operations:
Revenue	$42,454	$32,912	$25,817	$15,197	$14,663
Operating income (loss)	$6,487	$2,047	$(817)	$299	$1,030
Net income (loss)	$10,499	$1,457	$(1,192)	$277	$1,020
Basic earnings per share	$1.27	$0.19	$(0.16)	$0.04	$0.14
Weighted average shares outstanding	8,262	7,874	7,592	7,328	5,935
Diluted earnings per share	$1.20	$0.18	$(0.16)	$0.04	$0.14
Diluted weighted average shares outstanding	8,752	7,940	7,592	7,631	6,117

Financial Position at Year End:
Total assets	$21,588	$10,620	$10,260	$3,471	$3,346
Total long term debt	$843	$3,081	$5,062	$—	$200
Total stockholders’ equity	$16,473	$4,307	$2,616	$2,729	$2,440

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Goodwill and Intangible Assets. As of December 31, 2007, we reported goodwill and intangible assets at carrying amounts of $4.7 million and $0.4 million, respectively. The total of $5.1 million represents approximately 24% of total assets as of December 31, 2007. Our intangible assets are amortized over their estimated useful lives. The goodwill and intangible assets are associated with two acquisitions during 2005 and one during 2007.

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

Deferred Tax Asset. As of December 31, 2007, we have approximately $15.8 million of net operating loss carryforwards. Deferred tax assets represent future tax benefits we expect to be able to apply against future taxable income. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, “Accounting for Income Taxes,” requires us to record a valuation allowance against any deferred income tax benefits that we believe may expire before we generate sufficient taxable income to use them. In 2010 and 2011, $8.8 million of our net operating loss carryforwards will expire. We use current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. As of December 31, 2007, we have determined that we will more likely than not be able to utilize our deferred tax benefits in the future and accordingly, we have reduced the valuation allowance to zero.

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

The Company reported an income tax benefit of $4.3 million in 2007 compared to an income tax provision of $31,000 in 2006. During the fourth quarter of 2007, the Company performed a detailed review of its income tax position, specifically the valuation allowance that had been established against deferred tax assets. As a result of the review, we determined that it is more likely than not that the Company will be able to utilize all of its net operating loss carryforwards and that a valuation allowance is no longer necessary. Reversal of the valuation allowance resulted in an income tax benefit of $6.7 million in 2007, offset by deferred tax expense and other changes of $2.4 million. The income tax provision of $31,000 in 2006 was due to the expiration of certain state net operating loss carryforwards in 2004. The Company has pre-tax net operating loss carryforwards of approximately $15.8 million as of December 31, 2007.

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

Reports of Independent Registered Public Accounting Firms

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

As disclosed in the Original Filing, we assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. We based the evaluation on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, we had previously concluded in the Original Filing that our internal controls over financial reporting were effective.

After the Original Filing, during preparation of our income tax returns, we identified certain tax accounting errors in our previously issued consolidated financial statements and related disclosures for the year ended December 31, 2007 and concluded that the 2007 consolidated financial statements in the Original Filing should be restated as discussed in the explanatory note and Note 15 to the consolidated financial statements found elsewhere in this Form 10-K/A.

The Chief Executive Officer and Chief Financial Officer determined that these errors resulted from a material weakness in the Company’s internal controls over financial reporting. As a result, we have restated our original assessment of the effectiveness of internal controls over financial reporting, concluding that the Company did not maintain effective internal controls over financial reporting as of December 31, 2007.

A material weakness in internal control over financial reporting (as defined in paragraph 140 of Auditing Standard No. 2 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles (GAAP) such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim consolidated financial statements that is more than inconsequential will not be prevented or detected.

In April 2008, the Company identified the following internal control deficiency as of December 31, 2007:

Controls over the accounting for income taxes: The Company did not maintain effective controls over accounting for income taxes. Specifically, the Company did not have effective policies and procedures and adequately trained and qualified accounting personnel to ensure that the financial impact to the Company of the exercise of equity-based option awards and stock purchase warrants was accounted for in accordance with GAAP. As a result of this material weakness, the Company was required to restate its consolidated financial statements and related disclosures as of and for the year ended December 31, 2007.

In light of the material weakness in our internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements as restated are prepared in accordance with GAAP. We are in the process of implementing certain changes in internal control over financial reporting and will continue to implement remediation efforts, as described below. Accordingly, we believe that the consolidated financial statements included in this Form 10-K/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all controls are working as designed and that instances of fraud, if any, within a company have been detected.

In connection with the identification of the material weakness described above, we are in the process of making improvements and will make additional improvements to our internal control over financial reporting, including:

•	the preparation and adoption of a remediation plan related specifically to the material weakness;

•	the potential engagement of a new outside firm to provide accounting services related to income taxes;

•	additional training of accounting personnel;

•	thorough documentation of the tax accounting processes and procedures; and

•	periodic reviews to ensure that accounting for income taxes is in compliance with GAAP.

The Company’s independent registered public accounting firm, Habif, Arogeti & Wynne, LLP, with direct access to the Company’s Board of Directors through its Audit Committee, has audited the consolidated financial statements prepared by the Company as of and for the year ended December 31, 2007, as well as the Company’s internal control over financial reporting. Their reports, which have been updated in this Form 10-K/A as a result of the restatement, are included in Part II, Item 8. Financial Statements and Supplementary Data.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcend Services, Inc. and subsidiary at December 31, 2007, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 15 to the consolidated financial statements, the consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Transcend Services, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 15, 2008 expressed an adverse opinion.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia

April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Transcend Services, Inc.:

We have audited the accompanying consolidated balance sheet of Transcend Services, Inc. (a Delaware corporation) and subsidiary as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiary as of December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller Ray Houser & Stewart LLP

Atlanta, Georgia

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and

Stockholders of Transcend Services, Inc. and subsidiary:

We have audited Transcend Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Transcend Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our report dated March 12, 2008, we expressed an unqualified opinion on internal control over financial reporting as of December 31, 2007, based on the COSO criteria. Management has subsequently determined that deficiencies in controls relating to accounting for income taxes existed as of the previous assessment date, and has further concluded that such deficiencies represented material weaknesses as of December 31, 2007. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control over Financial Reporting, to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2007. Accordingly, our present opinion on internal control over financial reporting as of December 31, 2007, as expressed herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

•	Failure to maintain adequate controls over accounting for income taxes.

This material weakness resulted in a restatement of the Company’s previously issued financial statements as described more fully in Note 15 to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated April 15, 2008 on those consolidated financial statements (as restated).

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Transcend Services, Inc. and subsidiary has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows of Transcend Services, Inc. and subsidiary for the year ended December 31, 2007 and our report dated April 15, 2008 expressed an unqualified opinion.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia

April 15, 2008

TRANSCEND SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Rounded to the nearest thousand, except earnings per share)

	2007 (as restated)(1)	2006	2005
Revenue	$42,454,000	$32,912,000	$25,817,000
Direct Costs	28,789,000	24,957,000	20,352,000

Gross Profit	13,665,000	7,955,000	5,465,000
Operating expenses:
Sales and marketing	449,000	423,000	893,000
Research and development	659,000	391,000	411,000
General and administrative	5,277,000	4,264,000	3,949,000
Depreciation and amortization	793,000	830,000	1,029,000

Total operating expenses	7,178,000	5,908,000	6,282,000

Operating income (loss)	6,487,000	2,047,000	(817,000)
Related party interest	79,000	117,000	158,000
Interest expense, net	193,000	352,000	96,000
Other expense	—	90,000	118,000

Total interest and other expense	272,000	559,000	372,000

Income (loss) before income taxes	6,215,000	1,488,000	(1,189,000)
Income tax (benefit) provision	(4,284,000)	31,000	3,000

Net income (loss)	$10,499,000	$1,457,000	$(1,192,000)

Basic earnings per share:
Net earnings per share	$1.27	$0.19	$(0.16)

Weighted average shares outstanding	8,262,000	7,874,000	7,592,000

Diluted earnings per share:
Net earnings per share	$1.20	$0.18	$(0.16)

Weighted average shares outstanding	8,752,000	7,940,000	7,592,000

(1)	See Note 15 “Restatement” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Rounded to the nearest thousand)

	December 31, 2007 (as restated)(1)	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$4,996,000	$215,000
Accounts receivable, net of allowance for doubtful accounts of $85,000 and $115,000 at December 31, 2007 and December 31, 2006, respectively	5,092,000	4,578,000
Prepaid expense and other current assets	289,000	78,000
Deferred income tax	1,932,000	—

Total current assets	12,309,000	4,871,000
Property and equipment:
Computer equipment	3,507,000	3,371,000
Software	3,222,000	2,907,000
Furniture and fixtures	399,000	291,000

Total property and equipment	7,128,000	6,569,000
Accumulated depreciation and amortization	(5,738,000)	(5,235,000)

Property and equipment, net	1,390,000	1,334,000
Intangible assets:
Goodwill	4,701,000	3,686,000
Other intangible assets	795,000	575,000

Total intangible assets	5,496,000	4,261,000
Accumulated amortization	(371,000)	(216,000)

Intangible assets, net	5,125,000	4,045,000
Other assets	287,000	370,000
Deferred income tax	2,477,000	—

Total assets	$21,588,000	$10,620,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Promissory notes payable to related parties	$1,332,000	$1,105,000
Accounts payable	625,000	250,000
Accrued compensation and benefits	1,449,000	1,233,000
Other accrued liabilities	856,000	622,000

Total current liabilities	4,262,000	3,210,000
Long term liabilities:
Revolving promissory note	4,000	1,163,000
Promissory notes payable to related parties	165,000	1,167,000
Promissory notes payable	674,000	751,000
Other liabilities	10,000	22,000

Total long term liabilities	853,000	3,103,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at December 31, 2007 and December 31, 2006	—	—
Common stock, $0.05 par value; 15,000,000 shares authorized at December 31, 2007 and December 31, 2006; 8,435,000 and 7,842,000 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	422,000	392,000
Additional paid-in capital	29,992,000	28,355,000
Retained deficit	(13,941,000)	(24,440,000)

Total stockholders’ equity	16,473,000	4,307,000

Total liabilities and stockholders’ equity	$21,588,000	$10,620,000

(1)	See Note 15 “Restatement” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the nearest thousand)

	Year Ended December 31,
	2007 (as restated)(1)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,499,000	$1,457,000	$(1,192,000)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Deferred income taxes	(4,409,000)	—	—
Depreciation and amortization	793,000	830,000	1,029,000
Share-based compensation	251,000	164,000	—
Amortization of warrants	52,000	70,000	—
Employment credits—debt forgiveness	(77,000)	(99,000)	(150,000)
Other (gain) loss	(10,000)	(14,000)	36,000
Changes in assets and liabilities:
Accounts receivable, net	(574,000)	(1,404,000)	(1,428,000)
Unbilled accounts receivable	—	—	590,000
Prepaid expenses and other current assets	(211,000)	64,000	36,000
Other assets	83,000	(22,000)	(321,000)
Accounts payable	375,000	7,000	124,000
Accrued liabilities	391,000	319,000	400,000

Total adjustments	(3,336,000)	(85,000)	316,000

Net cash provided by (used in) operating activities	7,163,000	1,372,000	(876,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(702,000)	(386,000)	(913,000)
Proceeds from disposition of assets	6,000	—	278,000
Purchase of business, net of cash acquired	(566,000)	—	(1,305,000)
Adjustment to purchase price for previous acquisition		8,000	(139,000)

Net cash (used in) investing activities	(1,262,000)	(378,000)	(2,079,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options and other issuances	1,144,000	3,000	380,000
(Repayment of) proceeds from promissory notes	(1,105,000)	(828,000)	1,000,000
(Repayment of) proceeds from revolving promissory note	(1,159,000)	(716,000)	1,879,000

Net cash (used in) provided by financing activities	(1,120,000)	(1,541,000)	3,259,000

Net change in cash and cash equivalents	4,781,000	(547,000)	304,000
Cash and cash equivalents at beginning of year	215,000	762,000	458,000

Cash and cash equivalents at end of year	$4,996,000	$215,000	$762,000

Supplemental cash flow information:
Cash paid for related party interest expense	$114,000	$171,000	$—
Cash paid for interest expense	$164,000	$349,000	$79,000
Cash paid for income taxes	$81,000	$21,000	$3,000

Non cash investing and financing activities:
Promissory note issued in connection with the acquisition of MDI	$—	$—	$3,100,000
Issuance of unregistered stock in connection with the acquisition of MDI	$—	$—	$700,000
Promissory note issued in connection with the acquisition of OTP	$330,000	$—	$—
Issuance of unregistered stock in connection with the acquisition of OTP	$220,000	$—	$—
Cashless exercise of warrants	$225,000	$—	$—

(1)	See Note 15 “Restatement” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Rounded to the nearest thousand)

	Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit		Stockholders’ Equity
Balance, December 31, 2004	$—	$—	7,332,000	$367,000	$27,067,000	$(24,705,000)		$2,729,000
Net income (loss)						(1,192,000)		(1,192,000)
Issuance of common stock from purchase of MDI			100,000	5,000	295,000			300,000
Issuance of restricted shares of common stock			249,000	12,000	544,000			556,000
Other issuances of common stock, net			195,000	10,000	123,000			133,000
Amortization of restricted stock and stock warrant compensation expense					90,000			90,000

Balance, December 31, 2005	$—	$—	7,876,000	$394,000	$28,119,000	$(25,897,000)		$2,616,000
Net income						1,457,000		1,457,000
Issuance of common stock from ESPP			6,000		3,000			3,000
Issuance of restricted shares of common stock			40,000	2,000	(2,000)			—
Cancellation of restricted shares of common stock			(80,000)	(4,000)	(32,000)			(36,000)
Share-based compensation expense					164,000			164,000
Amortization of restricted stock and stock warrant compensation expense					103,000			103,000

Balance, December 31, 2006	$—	$—	7,842,000	$392,000	$28,355,000	$(24,440,000)		$4,307,000
Net income						10,499,000	(1)	10,499,000
Issuance of common stock from stock incentive plans			344,000	17,000	824,000			841,000
Issuance of common stock for purchase of OTP			60,000	3,000	217,000			220,000
Issuance of common stock from exercise of warrants			189,000	10,000	293,000			303,000
Share-based compensation expense					251,000			251,000
Amortization of stock warrant compensation expense					52,000			52,000

Balance, December 31, 2007	$—	$—	8,435,000	$422,000	$29,992,000	$(13,941,000	)(1)	$16,473,000

(1)	See Note 15 “Restatement” of the Notes to Consolidated Financial Statements.

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

The reconciliations of the numerators and denominators of the basic and diluted EPS calculations are shown below:

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income (loss)	$10,499,000	$1,457,000	$(1,192,000)

Denominator:
Weighted average shares outstanding	8,262,000	7,874,000	7,592,000
Effect of dilutive securities
Common stock options	490,000	66,000	—

Denominator for diluted calculation	8,752,000	7,940,000	7,592,000

Basic earnings per share	$1.27	$0.19	$(0.16)
Diluted earnings per share	$1.20	$0.18	$(0.16)

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

4.    BORROWING ARRANGEMENTS

Revolving promissory note

The Company maintains a four year, $5.6 million credit facility with Healthcare Finance Group (“HFG”). The HFG facility matures on December 30, 2009 and is comprised of up to $3.6 million on an accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. As a part of the agreement with HFG, the Company issued a warrant to HFG to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share. The fair value of the warrant at grant date was estimated to be $74,000 using the Black-Scholes-Merton option-pricing model and is being amortized into interest expense over the life of the credit facility. On June 20, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock in a cashless exercise. Borrowings bear interest at LIBOR plus 4% (9.225% as of December 31, 2007), are secured by accounts receivable and other Company assets and require that the Company maintain certain financial and other covenants. The balance outstanding under the revolving promissory note was $4,000 and $1.2 million at December 31, 2007 and 2006, respectively. There were no balances outstanding on term loans as of December 31, 2007 and 2006.

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

OTP Promissory Note

On January 16, 2007, the Company entered into a three year, $330,000 unsecured promissory note in conjunction with the purchase of OTP. The note bears interest at 5.0% and the principal is to be repaid as follows:

•	$110,000 on January 16, 2008

•	$55,000 on July 16, 2008

•	$55,000 on January 16, 2009

•	$55,000 on July 16, 2009

•	$55,000 on January 16, 2010

5.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following at December 31, 2007 and 2006:

	2007	2006
Other accrued expenses	$402,000	$372,000
Legal expense	182,000	20,000
Income and other taxes	81,000	135,000
Professional services	143,000	95,000
Deferred rent expense	48,000	—

Total accrued expenses	$856,000	$622,000

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

9.    STOCKHOLDERS’ EQUITY

In October 2004, the Company issued a Stock Purchase Warrant to a strategic business partner, who is an unrelated third party, to purchase 100,000 shares of the Company’s unregistered common stock at a price of $2.55 per share, which was the closing price of the Company’s common stock on the date of issuance. The warrant was exercisable at any time from one year after the grant date to October 27, 2007. The value of the warrant, determined using the Black-Scholes-Merton pricing model, is being amortized to interest expense over the three-year exercise period of the warrant. On January 29, 2007, the third party exercised its warrant to purchase 75,000 of the 100,000 unregistered shares of common stock available. On October 25, 2007, the third party exercised its warrant to purchase the remaining 25,000 unregistered shares of common stock.

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

The Company issued a warrant to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share to HFG in conjunction with the closing of its credit facility on December 30, 2005. The election to purchase the stock is available between December 30, 2005 and the later of December 29, 2009 or 90 days following the date that the loans are paid in full. The fair value of the warrant at grant date was estimated to be $74,000 using the Black-Scholes-Merton option-pricing model and is being amortized into interest expense over the life of the credit facility. On June 20, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock in a cashless exercise.

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

11.    INCOME TAXES

At December 31, 2007 and 2006, the Company had net operating loss carryforwards of approximately $15,807,000 and $17,788,000, respectively, which may be used to reduce future income taxes. In 2006, the Company had a 100% valuation allowance against the deferred tax asset that resulted from net operating loss carryforwards. Provisions or benefits for all federal and certain state income taxes were offset in full by changes in the deferred tax asset valuation allowance. In 2007, the Company reversed the deferred tax valuation allowance of $6.7 million, as future earnings will more likely than not be adequate to allow utilization of the net operating carryforwards prior to their expiration.

Provisions for state income taxes of $50,000, $31,000, and $3,000 were recorded in 2007, 2006 and 2005, respectively, for states in which we pay alternative minimum tax or no net operating loss carryforwards were available. Income tax expense (benefit) was as follows:

	2007	2006	2005
Current:
Federal	$75,000	$—	$—
State	50,000	31,000	3,000

Total Current	125,000	31,000	3,000

Deferred:
Federal	(3,844,000)	506,000	(404,000)
State	(565,000)	44,000	(30,000)
Valuation allowance	—	(550,000)	434,000

Total deferred	(4,409,000)	—	—

Income tax expense (benefit)	$(4,284,000)	$31,000	$3,000

A reconciliation between the amount determined by applying the federal statutory rate to income before income taxes and income tax expense (benefit) is as follows:

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense (benefit) at federal statutory rate	$2,113,000	34.0%	$506,000	34.0%	$(404,000)	(34.0)%
State and local tax expense (benefit)	361,000	5.8%	75,000	5.0%	(27,000)	(2.3)%
(Decrease) increase in valuation allowance	(6,702,000)	(107.8)%	(550,000)	(36.9)%	434,000	36.0%
Other	(56,000)	(0.9)%	—	—	—	—

Income tax expense (benefit)/effective tax rate	$(4,284,000)	(68.9)%	$31,000	2.1%	$3,000	0.3%

At December 31, 2007 and 2006, the Company had net deferred tax assets of approximately $4,409,000 and $6,702,000. In 2006, the Company had established valuation allowances of 100% of the net deferred tax assets due to the uncertainty regarding the realizability of its net operating loss carryforwards. In 2007, the valuation allowance was reversed in accordance with management’s assessment that the net operating loss carryforwards would likely be utilized in future periods. The components of the net deferred tax assets as of December 31, 2007 and 2006 were as follows:

	2007			2006
	Current	Long-Term	Total	Current	Long-Term	Total
Deferred tax assets:
Net operating loss carryforward	$2,000,000	$4,165,000	$6,165,000	$—	$6,937,000	$6,937,000
Allowance for bad debts	33,000	—	33,000	45,000	—	45,000
Intangible assets	—	105,000	105,000	—	84,000	84,000
Fixed assets	—	101,000	101,000	—	38,000	38,000
AMT credit	—	53,000	53,000	—	—	—

Total	2,033,000	4,424,000	6,457,000	45,000	7,059,000	7,104,000

Deferred tax liabilities:
481A Adjustment	(101,000)	—	(101,000)	—	(402,000)	(402,000)
Share based compensation	—	(1,947,000)	(1,947,000)	—	—	—

Total	(101,000)	(1,947,000)	(2,048,000)	—	(402,000)	(402,000)

Total deferred tax asset, net	$1,932,000	$2,477,000	$4,409,000	$45,000	$6,657,000	$6,702,000
Valuation allowance	—	—	—	(45,000)	(6,657,000)	(6,702,000)

Net deferred tax asset	$1,932,000	$2,477,000	$4,409,000	$—	$—	$—

If not utilized, these carryforwards will begin to expire in 2010. The table below summarizes the expiration dates of these loss carryforwards:

Amount	Expiration Date
$491,000	2010
8,321,000	2011
1,518,000	2017
2,863,000	2019
1,090,000	2020
748,000	2021
776,000	2025

$15,807,000

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

13.    SEGMENT INFORMATION

The Company operated within one reportable segment for all periods presented.

14.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenue	$10,422,000	$10,519,000	$10,629,000	$10,884,000
Gross profit	$3,184,000	$3,217,000	$3,581,000	$3,683,000
Operating income	$1,429,000	$1,453,000	$1,777,000	$1,828,000
Net income	$1,297,000	$1,373,000	$1,656,000	$6,173,000
Basic net earnings per share	$0.16	$0.17	$0.20	$0.74
Diluted net earnings per share	$0.15	$0.16	$0.19	$0.70

2006
Revenue	$8,012,000	$7,991,000	$7,957,000	$8,952,000
Gross profit	$1,755,000	$1,919,000	$1,848,000	$2,433,000
Operating income	$291,000	$389,000	$471,000	$896,000
Net income	$150,000	$225,000	$320,000	$762,000
Basic net earnings per share	$0.02	$0.03	$0.04	$0.10
Diluted net earnings per share	$0.02	$0.03	$0.04	$0.09

15.    RESTATEMENT

Subsequent to the Original Filing, the Company determined that it should not have recorded a 2007 tax benefit in the 2007 Consolidated Statement of Operations related to stock option exercises, but instead should have delayed recognition until its net operating loss carryforwards are fully utilized. The deduction will result in an increase to stockholders’ equity after our net operating loss carryforwards are fully utilized. In addition, the Company should have recorded the tax impact of warrants exercised during 2007, which results in additional tax deductions.

The restatement does not affect pre-tax operating results or net cash flow from operations for 2007. Due to its improving profitability, the Company previously determined and maintains its previously reported position that it is more likely than not that it will utilize the net operating loss carryforwards in the future. Accordingly, the Company believes that the reversal of the valuation allowance in 2007 remains appropriate.

The Company had previously reported an income tax benefit of $5,264,000 for the year ended December 31, 2007, resulting primarily from the reversal of the Company’s deferred tax asset valuation allowance. The restatement reduces the income tax benefit for the year ended December 31, 2007 by $980,000 to $4,284,000, resulting in a decrease in the Company’s net income for the year ended December 31, 2007 from $11,479,000, as originally reported, to $10,499,000. However, this $980,000 of reduced tax benefit will be recorded as an increase in stockholders’ equity after the net operating loss carryforwards are utilized. Additionally, as a result of recognizing tax deductions associated with the exercise of warrants in 2007, the restatement is expected to increase the amount of net operating loss carryforwards available to offset future taxable income from $13.3 million to $15.8 million.

These adjustments arise from the Company’s accounting for the impact that two independent groups of occurrences had on the Company’s deferred income tax and tax benefit calculations for 2007. In both instances, the exercise of equity-based awards resulted in tax deductions for the Company. Since the tax deduction related to these equity-based awards exceeded the cumulative cost recognized for the awards, the excess of the realized tax benefit over the previously recognized deferred tax asset is an excess tax benefit. Since the excess tax benefit was due to an increase in our stock price after the grant dates, the excess tax benefit is normally recognized as an increase to additional paid-in capital. However, footnote 82 to paragraph A94 of Statement of Financial Accounting Standards (SFAS) 123(R) states that if the entity has net operating loss carryforwards (as we do), the excess tax benefit is not recognized as a credit to additional paid-in capital until the net operating loss carryforwards have been utilized and the benefit reduces taxes payable.

In the first instance, we did not properly account for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options exercised during the 2007. The recording of the excess tax benefit of $980,000 should have been deferred and will be recorded as a reduction in taxes payable and an increase to stockholders’ equity after the Company’s net operating loss carryforwards are fully utilized, rather than recorded as a deferred tax asset on the Consolidated Balance Sheet and income tax benefit in the Consolidated Statement of Operations.

In the second instance, we did not take into account tax deductions arising from the exercise of warrants by two third parties during 2007. The recording of the excess tax benefit of $967,000 will be deferred and will be recorded as a reduction in taxes payable and an increase to stockholders’ equity after the net operating loss carryforwards are fully utilized.

The current deferred tax liability has been netted against the current deferred tax asset for presentation purposes in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes.

The effects of the restatement are as follows:

Effects on Consolidated Statement of Operations for the year ended December 31, 2007

	As Previously Reported	As Restated
Income Tax (Benefit)	$(5,264,000)	$(4,284,000)
Net Income	11,479,000	10,499,000
Earnings Per Share – Basic	1.39	1.27
Earnings Per Share – Diluted	1.31	1.20

Effects on Consolidated Balance Sheet as of December 31, 2007

	As Previously Reported	As Restated
Deferred Income Tax Asset – Current	2,033,000	1,932,000
Total Current Assets	12,410,000	12,309,000
Deferred Income Tax Asset – Non-Current	3,506,000	2,477,000
Total Assets	22,718,000	21,588,000
Deferred Income Tax Liability	101,000	—
Other Accrued Liabilities	905,000	856,000
Total Current Liabilities	4,412,000	4,262,000
Retained Deficit	(12,961,000)	(13,941,000)
Total Stockholders’ Equity	17,453,000	16,473,000
Total Liabilities and Stockholders’ Equity	22,718,000	21,588,000

Effects on Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2007

	As Previously Reported	As Restated
Net Income	$11,479,000	$10,499,000
Deferred Income Taxes	(5,438,000)	(4,409,000)
Accrued Liabilities	440,000	391,000
Net Cash Provided by Operating Activities	7,163,000	7,163,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by the Original Filing. Based on that evaluation, our management initially concluded and disclosed in our Original Filing that, as of the end of such period, our disclosure controls and procedures were effective. After the Original Filing, during preparation of our income tax returns, we identified certain tax accounting errors resulting in the restatement discussed in Note 15 of Notes to Consolidated Financial Statements. Based on this new information, our Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by the Original Filing. As a result of the re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosures controls and procedures were not effective because of the material weakness in our internal controls described below.

A material weakness in internal control over financial reporting (as defined in paragraph 140 of Auditing Standard No. 2 of the Public Company Accounting Oversight Board) is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles (GAAP) such that there is more than a remote likelihood that a misstatement of the Company’s annual or interim consolidated financial statements that is more than inconsequential will not be prevented or detected.

In April 2008, the Company identified the following internal control deficiency as of December 31, 2007:

Controls over the accounting for income taxes:    The Company did not maintain effective controls over accounting for income taxes. Specifically, the Company did not have effective policies and procedures and adequately trained and qualified accounting personnel to ensure that the financial impact to the Company of the exercise of equity-based option awards and stock purchase warrants was accounted for in accordance with GAAP. As a result of this material weakness, the Company was required to restate its consolidated financial statements and related disclosures as of and for the year ended December 31, 2007.

In light of the material weakness in our internal control over financial reporting described above, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements as restated are prepared in accordance with GAAP. We are in the process of implementing certain changes in internal control over financial reporting and will continue to implement remediation efforts, as described below. Accordingly, we believe that the consolidated financial statements included in this Form 10-K/A fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all controls are working as designed and that instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

In our Original Filing, we concluded that there had been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2007, that had materially affected, or was reasonably likely to materially affect, our internal control over financial reporting. Subsequently, in connection with the identification of the material weakness described above, we are in the process of making improvements and will make additional improvements to our internal control over financial reporting, including:

•	the preparation and adoption of a remediation plan related specifically to the material weakness;

•	the potential engagement of a new outside firm to provide accounting services related to income taxes;

•	additional training of accounting personnel;

•	thorough documentation of the tax accounting processes and procedures; and

•	periodic internal reviews to ensure that accounting for income taxes is in compliance with GAAP.

Management’s Report on Internal Control over Financial Reporting

See Part II, Item 8 for Management’s Report on Internal Control over Financial Reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

(a) The following documents are filed as a part of this Annual Report for Transcend Services, Inc.:

1. Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firms listed below are included in Item 8.

Reports of Independent Registered Public Accounting Firms

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

Transcend Services, Inc.

By:	/S/ LARRY G. GERDES
Larry G. Gerdes
Chief Executive Officer and President (Principal Executive Officer)

By:	/S/ LANCE CORNELL
Lance Cornell
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: April 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Larry G. Gerdes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 14, 2008

* Lance Cornell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008

* Joseph G. Bleser	Director	March 14, 2008

* Joseph P. Clayton	Director	March 14, 2008

* James D. Edwards	Director	March 14, 2008

* Walter S. Huff, Jr.	Director	March 14, 2008

* Sidney V. Sack	Director	March 14, 2008

* Charles E. Thoele	Director	March 14, 2008

*	Signature not required for a 10-K/A filing pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934.