Form 10-K/A
period 2007-12-31
TRANSCEND SERVICES INC
filed 2008-05-19
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 8,452,577 shares of Common Stock, $0.05 par value, as of April 30, 2008.

Documents incorporated by reference: Portions of the registrant’s proxy statement filed in connection with the 2008 Annual Meeting of Stockholders are incorporated by reference herein in response to Part III of this report.

Explanatory Note

Transcend Services, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2008 (the “Original Filing”) and amended in a Form 10-K/A filed on April 15, 2008 (the “First Amended Filing”) to restate our consolidated financial statements for the year ended December 31, 2007 and related disclosures, as discussed more fully below and in Note 15 to the Consolidated Financial Statements.

On April 15, 2008, Transcend engaged Grant Thornton LLP as the Company’s new independent registered public accounting firm. During the course of their first quarter 2008 review, Grant Thornton raised additional questions about the Company’s accounting for income taxes in connection with the fourth quarter 2007 reversal of our deferred tax asset valuation allowance. As a result, the Company engaged BDO Seidman, LLP to provide independent income tax accounting services. On May 9, 2008, management, the Audit Committee of the Board of Directors and the Board of Directors of the Company determined that, due to errors in the manner in which the Company accounted for income taxes in the First Amended Filing, the Company’s financial statements for the year ended December 31, 2007, as presented in the First Amended Filing, as well as the related audit reports of Habif, Arogeti & Wynne, L.L.P., the Company’s independent registered public accounting firm, with respect to those financial statements, should not be relied upon and should be restated.

The adjustments reduce the income tax benefit we realized in 2007 by $839,000 from $4,284,000, as previously reported, to $3,445,000. This reduces 2007 net income from $10,499,000, as previously reported, to $9,660,000. The restatement does not affect pre-tax operating results or net cash flow from operations for 2007 and had a nominal effect on federal net operating loss carryforwards, which decreased from $15.8 million as previously reported to $15.7 million as restated.

The adjustments result from the following changes:

•

A reduction in the average statutory state income tax rate used to value Transcend’s deferred tax assets and liabilities. Based on a review of our state income apportionment methodology, we will reduce the estimated average statutory state tax rate as of December 31, 2007 from 7.6% to 3.5%. The Company expects to benefit from this reduction in the estimated tax rate in the future. This effect of this rate reduction is included in the other items listed below.

•

The unbundling of state net operating loss carryforwards from federal net operating loss carryforwards and the application of state and federal tax rates, respectively, to each component rather than applying a combined tax rate to the federal net operating loss carryforwards (a $534,000 reduction in the previously reported 2007 income tax benefit).

•

The correction of errors in the calculation of temporary timing differences related to the depreciation and amortization of tangible and intangible assets (a $309,000 reduction in the previously reported 2007 income tax benefit).

•

The re-establishment of a valuation allowance against deferred tax assets related to state net operating loss carryforwards in certain states in which the net operating loss carryforwards will more likely than not expire before they can be fully utilized (a $219,000 reduction in the previously reported 2007 income tax benefit). The Company continues to expect to be able to utilize all of its federal net operating loss carryforwards.

•

A decision to deduct a legal settlement in 2008 instead of 2007 for tax purposes since the settlement agreement was reached in 2008 (a $3,000 increase in the previously reported 2007 income tax benefit).

•	A correction in source documentation resulting in an increase in the amount of alternative minimum tax credits available (a $20,000 increase in the previously reported 2007 income tax benefit).

•	A correction of deferred tax assets due to temporary timing differences from the expensing of non-qualified stock options (a $59,000 increase in the previously reported 2007 income tax benefit).

•

Changes to other deferred tax assets and liabilities related solely to the reduction in the average statutory state income tax rate (a $141,000 increase in the previously reported 2007 income tax benefit).

•	An increase in the portion of our deferred tax assets allocated to current assets resulting from changes in management estimates (no impact on the previously reported 2007 income tax benefit).

No attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the Original Filing or the First Amended Filing, except as required to reflect the effects of the restatement and the items stated below. We have not amended and we do not intend to amend any of our 2007 Quarterly Reports on Form 10-Q as a result of our restatement because we believe that the restatement did not have a material impact on the financial statements for those periods. This Form 10-K/A does not reflect events after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K affected by subsequent events, except as stated above. Except as described below, information not affected by the current restatement is unchanged and reflects the disclosure made at the time of the First Amended Filing on April 15, 2008. Therefore, you should read this Form 10-K/A together with our other reports that update and supersede the information.

For the convenience of the reader, this Form 10-K/A sets forth the First Amended Filing in its entirety, as amended by, and to reflect, the restatement and certain other items as indicated below. The following sections of this Form 10-K/A have been amended:

•	Item 6 – Selected Financial Data – has been restated.

•

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – was modified to incorporate changes resulting from the restatement and to correct the implementation date for SFAS 141(R) – Business Combinations – which is effective for our fiscal year beginning January 1, 2009.

•	Item 8 – Financial Statements and Supplementary Data – has been modified as follows:

•

Management’s Report on Internal Control over Financial Reporting was revised to modify the description of our material weakness in internal controls over financial reporting related to this restatement;

•	The date of the report of Habif, Arogeti & Wynne, LLP, the Company’s independent registered public accounting firm as of and for the year ended December 31, 2007, was updated;

•	The date of the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting as of December 31, 2007, was updated;

•	The Consolidated Financial Statements of the Company and related notes have been restated, including Note 15, which explains the restatement in detail.

•	Item 9A – Controls and Procedures – was revised to modify the description of the material weakness in internal controls over financial reporting related to the restatement.

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

•	The signature page date has been revised.

Typographical errors have been corrected.

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

2. Increase Market Penetration

The transcription industry is large and highly fragmented. In addition, it is currently estimated that 60% of transcription volume is still performed in-house. As a result, we believe that we are well-positioned to increase our market share both by winning contracts with hospitals who are now actively considering an outsourced solution and by taking business from our competitors. We believe that the level of service provided by our competitors can be very inconsistent. As a result, we often are asked to submit proposals on new accounts where we will replace one of our competitors. In addition, we believe our smaller competitors are increasingly unable to keep up with advances in technology and lack the capacity to give customers assurance that they can consistently meet turnaround time requirements. As a result, we frequently win new customer accounts from customers who have outgrown the capabilities of their smaller providers. Our tested and proven infrastructure enables us to serve substantially more customers without a significant increase in fixed costs. While continuing to focus on day-to-day customer satisfaction, we intend to add new accounts to our existing customer base to efficiently utilize the capacity of our infrastructure and established customer-oriented support organization.

We intend to grow by focusing our sales team on potential new accounts and our operations team on expansion of our existing customer base. Our target market is focused on community hospitals with between 100 and 600 beds. Based on our experience, this target market can realize the most benefit from our services while still allowing us to provide superior customer service at a reasonable profit. We target new business from hospitals with whom we do not currently have any relationship as well as affiliated hospitals of our existing customers. We utilize a telemarketing partner to help us identify hospitals within our target market that are interested in our services. We also generate new business leads from our regional operating managers, who receive referrals from the administrators they work with daily. We anticipate continuing to add sales resources to help deliver revenue growth.

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

Some of our larger transcription competitors include MedQuist, Spheris, CBay, Webmedx, SPi and Heartland. Over the past several years, the medical transcription industry has been undergoing consolidation by Spheris and others. In 2006, for example, Cymed was acquired by SPi, a business process outsourcing firm, which was acquired at approximately the same time by a subsidiary of the Philippines long-distance telephone company. Also, Heartland was acquired by Spryance, who will keep the Heartland name. In 2007, the largest company in the industry—MedQuist—announced that it had retained Bear Sterns to consider strategic options including a sale of the company.

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

We reported a net loss of $1.2 million in 2005, net income of $1.5 million for 2006 and net income of $9.7 million in 2007. We had an accumulated deficit of approximately $14.8 million as of December 31, 2007. As a result, there can be no assurance that we will be able to maintain profitability during 2008 and beyond. If we are unable to maintain profitability, the market price for our common stock may decline, perhaps substantially. Accordingly, an investment in our common stock is speculative in nature and involves a high degree of risk.

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

Our revenue and operating results have fluctuated in the past and we expect our revenue and operating results to continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of our revenue and operating results are not necessarily an accurate indicator of our future performance. As a result, our results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our stock would likely decline. Factors that contribute to fluctuations in our operating results include the following:

•	slowing sales to new and existing customers;

•	loss of customers;

•	volume, timing and fulfillment of customer contracts;

•	inability to control expenses;

•	acquisitions of or mergers with existing businesses;

•	introduction of new products or services by us or our competitors;

•	seasonality in purchasing patterns of our customers;

•	reduction in the prices of our products in response to competition or market conditions;

•	timing of significant marketing and sales promotions;

•	impairment charges against goodwill and other intangible assets;

•	write-offs of accounts receivable that are not collectible;

•	increased expenditures incurred pursuing acquisitions of businesses and/or new product or market opportunities;

•	general economic trends as they affect sales;

•	higher than anticipated costs related to fixed-price contracts with our customers;

•	disruptions in, or increases in costs related to, the services provided by our offshore partners; and

•	failure of the telecommunications and technology infrastructure related to receiving, processing and/or distributing our work.

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

Healthcare professionals who use our medical transcription services deliver to us health information about their patients including information that constitutes a record under applicable law that we may store on our computer systems. Numerous federal and state laws and regulations, the common law and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

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

Although we have systems and policies in place for safeguarding protected health information from unauthorized disclosure, these systems and policies may not preclude claims against us for alleged violations of applicable requirements. There can be no assurance that we will not be subject to liability claims which could have a material adverse effect on our business, results of operations and financial condition.

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

The following table sets forth selected consolidated financial data of the Company for the periods indicated, derived from the Company’s consolidated financial statements. This selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included and incorporated by reference in this Form 10-K/A.

Selected Financial Data

(in thousands, except per share data)

	2007	2006	2005	2004	2003
Results of Operations:
Revenue	$42,454	$32,912	$25,817	$15,197	$14,663
Operating income (loss)	$6,487	$2,047	$(817)	$299	$1,030
Net income (loss)	$9,660	$1,457	$(1,192)	$277	$1,020
Basic earnings per share	$1.17	$0.19	$(0.16)	$0.04	$0.14
Weighted average shares outstanding	8,262	7,874	7,592	7,328	5,935
Diluted earnings per share	$1.10	$0.18	$(0.16)	$0.04	$0.14
Diluted weighted average shares outstanding	8,752	7,940	7,592	7,631	6,117

Financial Position at Year End:
Total assets	$20,749	$10,620	$10,260	$3,471	$3,346
Total long term debt	$843	$3,081	$5,062	$—	$200
Total stockholders’ equity	$15,634	$4,307	$2,616	$2,729	$2,440

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Deferred Tax Asset—Net Operating Loss Carryforwards. As of December 31, 2007, we have approximately $15.7 million of federal net operating loss carryforwards resulting in a deferred tax asset of $5.6 million. Deferred tax assets represent future tax benefits we expect to be able to apply against future taxable income. Our ability to utilize deferred tax assets is dependent upon our ability to generate future taxable income. SFAS 109, “Accounting for Income Taxes,” requires us to record a valuation allowance against any deferred income tax benefits that we believe may expire before we generate sufficient taxable income to use them. In 2010 and 2011, $8.7 million of our federal net operating loss carryforwards will expire. We use current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. As of December 31, 2007, we have determined that, except for certain deferred tax assets resulting from state net operating loss carryforwards, we will more likely than not be able to utilize our deferred tax assets in the future and accordingly, we have reduced the valuation allowance to zero related to those assets. We have state net operating loss carryforwards resulting in $256,000 of deferred tax assets. As of December 31, 2007, we determined that it was more likely than not that $219,000 of the deferred tax assets would not be realized prior to the expiration of state net operating loss carryforwards. Accordingly, we have established a valuation allowance of $219,000 against these deferred tax assets.

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

The Company reported an income tax benefit of $3.4 million in 2007 compared to an income tax provision of $31,000 in 2006. During the fourth quarter of 2007, the Company performed a detailed review of its income tax position, specifically the valuation allowance that had been established against deferred tax assets. As a result of the review, we determined that it is more likely than not that the Company will be able to utilize all of its net operating loss carryforwards and that a valuation allowance is no longer necessary, except for a $219,000 valuation allowance against the deferred tax asset related to certain state net operating loss carryforwards which will more likely than not expire before being utilized. The reduction in the valuation allowance over the course of 2007 resulted in an income tax benefit of $6.5 million in 2007, offset by current and deferred tax expense of $3.1 million. The income tax provision of $31,000 in 2006 was due to the expiration of certain state net operating loss carryforwards in 2004. The Company has federal pre-tax net operating loss carryforwards of approximately $15.7 million as of December 31, 2007.

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

The Company reported an income tax provision of $31,000 in 2006 and $3,000 in 2005 due to the expiration of certain state net operating loss carryforwards in 2004. The Company has federal net operating loss carryforwards of approximately $17.8 million as of December 31, 2006. Deferred income tax expenses (benefits) of $550,000 in 2006 and $(434,000) in 2005 were offset by corresponding changes in the valuation allowance.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company had cash and cash equivalents of $5.0 million, working capital of $8.8 million, availability of approximately $2.9 million on its revolving promissory note based on eligible accounts receivable and $2.0 million on its acquisition term loan. The accounts receivable-based revolving promissory note and acquisition term loan both expire on December 30, 2009. The final installment of the MDI promissory note of $1.2 million was paid with available cash in the first quarter of 2008. See Note 4 of Notes to Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement retains the fundamental requirements in SFAS 141, Business Combinations. However, SFAS 141(R) will require that acquisition costs be recognized separately from the acquisition and also requires the recognition of assets and assumed liabilities assumed arising from contractual contingencies as of the acquisition date. SFAS 141(R) is effective for our fiscal year beginning January 1, 2009.

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

After the Original Filing, during preparation of our income tax returns, we identified certain tax accounting errors in our previously issued consolidated financial statements and related disclosures for the year ended December 31, 2007 and concluded that the 2007 consolidated financial statements in the Original Filing should be restated. On April 15, 2008, Transcend filed an amended Form 10-K as a result of these changes to the accounting for income taxes. Also on April 15, 2008, Transcend engaged Grant Thornton LLP as the Company’s new independent registered public accounting firm. During the course of their first quarter 2008 review, Grant Thornton raised additional questions about the Company’s accounting for income taxes in connection with the fourth quarter 2007 reversal of our deferred tax asset valuation allowance. As a result, the Company engaged BDO Seidman, LLP to provide independent income tax accounting services. On May 9, 2008, management, our Audit Committee and our Board of Directors determined that an additional restatement of our income tax accounting for 2007 was necessary, as discussed in the explanatory note and Note 15 to the consolidated financial statements found elsewhere in this Form 10-K/A.

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

A material weakness in internal control over financial reporting (as defined in paragraph A7 of Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a control deficiency, or combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

In May 2008, the Company modified its previously identified internal control deficiency as of December 31, 2007, broadening the description to encompass accounting for income taxes in general:

Controls over the accounting for income taxes: The Company did not maintain effective controls over accounting for income taxes. The Company did not have effective policies and procedures and adequately trained and qualified accounting personnel to ensure that the financial impact to the Company of transactions and assets and liabilities affecting income taxes were accounted for in accordance with GAAP. As a result of this material weakness, the Company was required to restate its consolidated financial statements and related disclosures as of and for the year ended December 31, 2007.

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

In connection with the identification of the material weakness described above, we are in the process of making improvements and will make additional improvements to our internal control over financial reporting, including:

•	the preparation and adoption of a remediation plan related specifically to the material weakness;

•	the engagement of BDO Seidman, LLP to provide accounting services related to income taxes;

•	additional training of accounting personnel;

•	thorough documentation of the tax accounting processes and procedures; and

•	periodic reviews to ensure that accounting for income taxes is in compliance with GAAP.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Transcend Services, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated May 19, 2008 expressed an adverse opinion.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia

May 19, 2008

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

This material weakness resulted in a restatement of the Company’s previously issued financial statements as described more fully in Note 15 to the consolidated financial statements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated May 19, 2008 on those consolidated financial statements (as restated).

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, stockholders’ equity and cash flows of Transcend Services, Inc. and subsidiary for the year ended December 31, 2007 and our report dated May 19, 2008 expressed an unqualified opinion.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia

May 19, 2008

TRANSCEND SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Rounded to the nearest thousand, except earnings per share)

	2007 (as restated)(1)	2006	2005
Revenue	$42,454,000	$32,912,000	$25,817,000
Direct Costs	28,789,000	24,957,000	20,352,000

Gross Profit	13,665,000	7,955,000	5,465,000
Operating expenses:
Sales and marketing	449,000	423,000	893,000
Research and development	659,000	391,000	411,000
General and administrative	5,277,000	4,264,000	3,949,000
Depreciation and amortization	793,000	830,000	1,029,000

Total operating expenses	7,178,000	5,908,000	6,282,000

Operating income (loss)	6,487,000	2,047,000	(817,000)
Related party interest	79,000	117,000	158,000
Interest expense, net	193,000	352,000	96,000
Other expense	—	90,000	118,000

Total interest and other expense	272,000	559,000	372,000

Income (loss) before income taxes	6,215,000	1,488,000	(1,189,000)
Income tax (benefit) provision	(3,445,000)	31,000	3,000

Net income (loss)	$9,660,000	$1,457,000	$(1,192,000)

Basic earnings per share:
Net earnings per share	$1.17	$0.19	$(0.16)

Weighted average shares outstanding	8,262,000	7,874,000	7,592,000

Diluted earnings per share:
Net earnings per share	$1.10	$0.18	$(0.16)

Weighted average shares outstanding	8,752,000	7,940,000	7,592,000

(1)	See Note 15 “Restatement” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Rounded to the nearest thousand)

	December 31, 2007 (as restated)(1)	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$4,996,000	$215,000
Accounts receivable, net of allowance for doubtful accounts of $85,000 and $115,000 at December 31, 2007 and December 31, 2006, respectively	5,092,000	4,578,000
Deferred income tax, net	2,704,000	—
Prepaid expense and other current assets	289,000	78,000

Total current assets	13,081,000	4,871,000
Property and equipment:
Computer equipment	3,507,000	3,371,000
Software	3,222,000	2,907,000
Furniture and fixtures	399,000	291,000

Total property and equipment	7,128,000	6,569,000
Accumulated depreciation and amortization	(5,738,000)	(5,235,000)

Property and equipment, net	1,390,000	1,334,000
Intangible assets:
Goodwill	4,701,000	3,686,000
Other intangible assets	795,000	575,000

Total intangible assets	5,496,000	4,261,000
Accumulated amortization	(371,000)	(216,000)

Intangible assets, net	5,125,000	4,045,000
Deferred income tax, net	866,000	—
Other assets	287,000	370,000

Total assets	$20,749,000	$10,620,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Promissory notes payable to related parties	$1,332,000	$1,105,000
Accounts payable	625,000	250,000
Accrued compensation and benefits	1,449,000	1,233,000
Other accrued liabilities	856,000	622,000

Total current liabilities	4,262,000	3,210,000
Long term liabilities:
Revolving promissory note	4,000	1,163,000
Promissory notes payable to related parties	165,000	1,167,000
Promissory notes payable	674,000	751,000
Other liabilities	10,000	22,000

Total long term liabilities	853,000	3,103,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at December 31, 2007 and December 31, 2006	—	—
Common stock, $0.05 par value; 15,000,000 shares authorized at December 31, 2007 and December 31, 2006; 8,435,000 and 7,842,000 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	422,000	392,000
Additional paid-in capital	29,992,000	28,355,000
Retained deficit	(14,780,000)	(24,440,000)

Total stockholders’ equity	15,634,000	4,307,000

Total liabilities and stockholders’ equity	$20,749,000	$10,620,000

(1)	See Note 15 “Restatement” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the nearest thousand)

	Year Ended December 31,
	2007 (as restated)(1)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,660,000	$1,457,000	$(1,192,000)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Deferred income taxes	(3,570,000)	—	—
Depreciation and amortization	793,000	830,000	1,029,000
Share-based compensation	251,000	164,000	—
Amortization of warrants	52,000	70,000	—
Employment credits—debt forgiveness	(77,000)	(99,000)	(150,000)
Other (gain) loss	(10,000)	(14,000)	36,000
Changes in assets and liabilities:
Accounts receivable, net	(574,000)	(1,404,000)	(1,428,000)
Unbilled accounts receivable	—	—	590,000
Prepaid expenses and other current assets	(211,000)	64,000	36,000
Other assets	83,000	(22,000)	(321,000)
Accounts payable	375,000	7,000	124,000
Accrued and other liabilities	391,000	319,000	400,000

Total adjustments	(2,497,000)	(85,000)	316,000

Net cash provided by (used in) operating activities	7,163,000	1,372,000	(876,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(702,000)	(386,000)	(913,000)
Proceeds from disposition of assets	6,000	—	278,000
Purchase of business, net of cash acquired	(566,000)	—	(1,305,000)
Adjustment to purchase price for previous acquisition		8,000	(139,000)

Net cash (used in) investing activities	(1,262,000)	(378,000)	(2,079,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options and other issuances	1,144,000	3,000	380,000
(Repayment of) proceeds from promissory notes	(1,105,000)	(828,000)	1,000,000
(Repayment of) proceeds from revolving promissory note	(1,159,000)	(716,000)	1,879,000

Net cash (used in) provided by financing activities	(1,120,000)	(1,541,000)	3,259,000

Net change in cash and cash equivalents	4,781,000	(547,000)	304,000
Cash and cash equivalents at beginning of year	215,000	762,000	458,000

Cash and cash equivalents at end of year	$4,996,000	$215,000	$762,000

Supplemental cash flow information:
Cash paid for related party interest expense	$114,000	$171,000	$—
Cash paid for interest expense	$164,000	$349,000	$79,000
Cash paid for income taxes	$81,000	$21,000	$3,000
Non cash investing and financing activities:
Promissory note issued in connection with the acquisition of MDI	$—	$—	$3,100,000
Issuance of unregistered stock in connection with the acquisition of MDI	$—	$—	$700,000
Promissory note issued in connection with the acquisition of OTP	$330,000	$—	$—
Issuance of unregistered stock in connection with the acquisition of OTP	$220,000	$—	$—
Cashless exercise of warrants	$225,000	$—	$—

(1)	See Note 15 “Restatement” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Rounded to the nearest thousand)

	Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit		Stockholders’ Equity
Balance, December 31, 2004	$—	$—	7,332,000	$367,000	$27,067,000	$(24,705,000)		$2,729,000
Net income (loss)						(1,192,000)		(1,192,000)
Issuance of common stock from purchase of MDI			100,000	5,000	295,000			300,000
Issuance of restricted shares of common stock			249,000	12,000	544,000			556,000
Other issuances of common stock, net			195,000	10,000	123,000			133,000
Amortization of restricted stock and stock warrant compensation expense					90,000			90,000

Balance, December 31, 2005	$—	$—	7,876,000	$394,000	$28,119,000	$(25,897,000)		$2,616,000
Net income						1,457,000		1,457,000
Issuance of common stock from ESPP			6,000		3,000			3,000
Issuance of restricted shares of common stock			40,000	2,000	(2,000)			—
Cancellation of restricted shares of common stock			(80,000)	(4,000)	(32,000)			(36,000)
Share-based compensation expense					164,000			164,000
Amortization of restricted stock and stock warrant compensation expense					103,000			103,000

Balance, December 31, 2006	$—	$—	7,842,000	$392,000	$28,355,000	$(24,440,000)		$4,307,000
Net income						9,660,000	(1)	9,660,000
Issuance of common stock from stock incentive plans			344,000	17,000	824,000			841,000
Issuance of common stock for purchase of OTP			60,000	3,000	217,000			220,000
Issuance of common stock from exercise of warrants			189,000	10,000	293,000			303,000
Share-based compensation expense					251,000			251,000
Amortization of stock warrant compensation expense					52,000			52,000

Balance, December 31, 2007	$—	$—	8,435,000	$422,000	$29,992,000	$(14,780,000	)(1)	$15,634,000

(1)	See Note 15 “Restatement” of the Notes to Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement retains the fundamental requirements in SFAS 141, Business Combinations. However, SFAS 141(R) will require that acquisition costs be recognized separately from the acquisition and also requires the recognition of assets and assumed liabilities arising from contractual contingencies as of the acquisition date. SFAS 141(R) is effective for our fiscal year beginning January 1, 2009.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation or amortization. Charges for depreciation and amortization of tangible capital assets are computed generally using the straight-line method over their estimated useful lives, which range from three to seven years. Depreciation and amortization expense for tangible capital assets totaled $638,000, $715,000 and $928,000 in 2007, 2006 and 2005, respectively.

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

INCOME TAXES

The Company accounts for its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and related interpretations. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts for financial reporting purposes. The Company evaluates the likelihood of utilizing these operating loss and tax credit carryforwards at least annually. In 2007, the Company, except for a valuation allowance related to state net operating loss carryforwards, reversed the valuation allowance we had established for deferred tax assets as we have determined that it is more likely than not that our federal net operating loss carryforwards will be utilized. See Note 11 (Income Taxes).

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

The reconciliations of the numerators and denominators of the basic and diluted EPS calculations are shown below:

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net income (loss)	$9,660,000	$1,457,000	$(1,192,000)

Denominator:
Weighted average shares outstanding	8,262,000	7,874,000	7,592,000
Effect of dilutive securities
Common stock options	490,000	66,000	—

Denominator for diluted calculation	8,752,000	7,940,000	7,592,000

Basic earnings per share	$1.17	$0.19	$(0.16)
Diluted earnings per share	$1.10	$0.18	$(0.16)

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

Subject to the rights of any holder of shares of our preferred stock, each holder of our common stock is entitled to one vote per share for the election of directors as well as other matters, to dividends as and when declared by our Board of Directors, and, upon liquidation, to share in our net assets pro rata in accordance with his holdings. Our common stock has no preemptive, redemption, conversion or subscription rights, and all outstanding shares of our common stock are fully paid and non-assessable. Our Board of Directors has the power, without further action by the holders of shares of our common stock, to divide any and all shares of our preferred stock into series and to fix and determine the relative rights and preferences of our preferred stock, such as the designation of the series and the number of shares constituting such series, voting rights, dividend rights, redemption and sinking fund provisions, liquidating and dissolution preferences, conversion or exchange rights, if any. Issuances of preferred stock by our Board of Directors may result in such shares having senior dividend and/or liquidation preferences to the holders of shares of our common stock and may dilute the voting rights of such holders.

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

11.    INCOME TAXES

At December 31, 2007 and 2006, the Company had federal net operating loss carryforwards of approximately $15,723,000 and $17,788,000, respectively, which may be used to reduce future income taxes. In 2006, the Company had a 100% valuation allowance against the deferred tax asset that resulted from net operating loss carryforwards. Provisions or benefits for all federal and certain state income taxes were offset in full by changes in the deferred tax asset valuation allowance. In 2007, the Company, except for a $219,000 valuation allowance related to state net operating loss carryforwards, reversed its deferred tax asset valuation allowance, as future earnings will more likely than not be adequate to allow utilization of the net operating carryforwards prior to their expiration.

Provisions for state income taxes of $50,000, $31,000, and $3,000 were recorded in 2007, 2006 and 2005, respectively, for states in which we pay alternative minimum tax or no net operating loss carryforwards were available. Income tax expense (benefit) was as follows:

	2007	2006	2005
Current:
Federal	$75,000	$—	$—
State	50,000	31,000	3,000

Total Current	125,000	31,000	3,000

Deferred:
Federal	2,728,000	506,000	(404,000)
State	185,000	44,000	(30,000)
Valuation allowance	(6,483,000)	(550,000)	434,000

Total deferred	(3,570,000)	—	—

Income tax expense (benefit)	$(3,445,000)	$31,000	$3,000

A reconciliation between the amount determined by applying the federal statutory rate to income before income taxes and income tax expense (benefit) is as follows:

	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense (benefit) at federal statutory rate	$2,113,000	34.0%	$506,000	34.0%	$(404,000)	(34.0)%
State and local tax expense (benefit), net of federal benefit	142,000	2.3%	75,000	5.0%	(27,000)	(2.3)%
Stock-based compensation and other permanent differences	71,000	1.1%	—	—	—	—
(Decrease) increase in valuation allowance	(6,483,000)	(104.3)%	(550,000)	(36.9)%	434,000	36.0%
Other*	712,000	11.5%

Income tax expense (benefit)/effective tax rate	$(3,445,000)	(55.4)%	$31,000	2.1%	$3,000	0.3%

*	In 2007, “Other” consists primarily of adjustments related to the restatement described in Note 15 which were offset by changes to the valuation allowance prior to the reversal of all but $219,000 of the valuation allowance in the fourth quarter of 2007.

At December 31, 2007 and 2006, the Company had federal net deferred tax assets before valuation allowance of approximately $3,789,000 and $6,702,000. In 2006, the Company had established valuation allowances of 100% of the net deferred tax assets due to the uncertainty regarding the realizability of its net operating loss carryforwards. In 2007, the valuation allowance, except for a $219,000 valuation allowance related to certain state net operating loss carryforwards, was reversed in accordance with management’s assessment that the federal net operating loss carryforwards would likely be utilized in future periods. The components of the net deferred tax assets as of December 31, 2007 and 2006 were as follows:

	2007			2006
	Current	Long-Term	Total	Current	Long-Term	Total
Deferred tax assets:
Net operating loss carryforward	$2,720,000	$2,882,000	$5,602,000	$—	$6,937,000	$6,937,000
Allowance for bad debts	31,000	—	31,000	45,000	—	45,000
Intangible assets	—	—	—	—	84,000	84,000
Fixed assets	—	—	—	—	38,000	38,000
AMT credit	—	73,000	73,000	—	—	—
Other	47,000	47,000	94,000	—	—	—

Total	2,798,000	3,002,000	5,800,000	45,000	7,059,000	7,104,000

Deferred tax liabilities:
481A Adjustment	(94,000)	—	(94,000)	—	(402,000)	(402,000)
Intangible assets	—	(87,000)	(87,000)	—	—	—
Fixed assets	—	(19,000)	(19,000)	—	—	—
Share based compensation	—	(1,811,000)	(1,811,000)	—	—	—

Total	(94,000)	(1,917,000)	(2,011,000)	—	(402,000)	(402,000)

Total deferred tax asset, net	$2,704,000	$1,085,000	$3,789,000	$45,000	$6,657,000	$6,702,000
Valuation allowance	—	(219,000)	(219,000)	(45,000)	(6,657,000)	(6,702,000)

Net deferred tax asset	$2,704,000	$866,000	$3,570,000	$—	$—	$—

If not utilized, these federal net operating loss carryforwards will begin to expire in 2010. The table below summarizes the expiration dates of these loss carryforwards:

Amount	Expiration Date
$407,000	2010
8,321,000	2011
1,518,000	2017
2,863,000	2019
1,090,000	2020
748,000	2021
776,000	2025

$15,723,000

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

13.    SEGMENT INFORMATION

The Company operated within one reportable segment for all periods presented.

14.     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenue	$10,422,000	$10,519,000	$10,629,000	$10,884,000
Gross profit	$3,184,000	$3,217,000	$3,581,000	$3,683,000
Operating income	$1,429,000	$1,453,000	$1,777,000	$1,828,000
Net income	$1,297,000	$1,373,000	$1,656,000	$5,334,000
Basic net earnings per share	$0.16	$0.17	$0.20	$0.64
Diluted net earnings per share	$0.15	$0.16	$0.19	$0.60

2006
Revenue	$8,012,000	$7,991,000	$7,957,000	$8,952,000
Gross profit	$1,755,000	$1,919,000	$1,848,000	$2,433,000
Operating income	$291,000	$389,000	$471,000	$896,000
Net income	$150,000	$225,000	$320,000	$762,000
Basic net earnings per share	$0.02	$0.03	$0.04	$0.10
Diluted net earnings per share	$0.02	$0.03	$0.04	$0.09

15.    RESTATEMENT

First Restatement (as filed in a Form 10-K Amendment No. 1 on April 15, 2008)

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

Second Restatement

On April 15, 2008, Transcend engaged Grant Thornton LLP as the Company’s new independent registered public accounting firm. During the course of their first quarter 2008 review, Grant Thornton raised additional questions about the Company’s accounting for income taxes in connection with the fourth quarter 2007 reversal of our deferred tax asset valuation allowance. As a result, the Company engaged BDO Seidman, LLP to provide independent income tax accounting services. On May 9, 2008, management, the Audit Committee of the Board of Directors and the Board of Directors of the Company determined that, due to errors in the manner in which the Company accounted for income taxes in the First Restatement (described above), the Company’s financial statements for the year ended December 31, 2007, as presented in the First Restatement, as well as the related audit reports of Habif, Arogeti & Wynne, L.L.P., the Company’s independent registered public accounting firm, with respect to those financial statements, should not be relied upon and should be restated.

The adjustments reduce the income tax benefit we realized in 2007 by $839,000 from $4,284,000, as previously reported, to $3,445,000. This reduces 2007 net income from $10,499,000, as previously reported, to $9,660,000. The restatement does not affect pre-tax operating results or net cash flow from operations for 2007 and had a nominal effect on federal net operating loss carryforwards, which decreased from $15.8 million as previously reported to $15.7 million as restated.

The adjustments result from the following changes:

•

A reduction in the average statutory state income tax rate used to value Transcend’s deferred tax assets and liabilities. Based on a review of our state income apportionment methodology, we will reduce the estimated average statutory state tax rate as of December 31, 2007 from 7.6% to 3.5%. The Company expects to benefit from this reduction in the estimated tax rate in the future. This effect of this rate reduction is included in the other items listed below.

•

The unbundling of state net operating loss carryforwards from federal net operating loss carryforwards and the application of state and federal tax rates, respectively, to each component rather than applying a combined tax rate to the federal net operating loss carryforwards (a $534,000 reduction in the previously reported 2007 income tax benefit).

•

The correction of errors in the calculation of temporary timing differences related to the depreciation and amortization of tangible and intangible assets (a $309,000 reduction in the previously reported 2007 income tax benefit).

•

The re-establishment of a valuation allowance against deferred tax assets related to state net operating loss carryforwards in certain states in which the net operating loss carryforwards will more likely than not expire before they can be fully utilized (a $219,000 reduction in the previously reported 2007 income tax benefit). The Company continues to expect to be able to utilize all of its federal net operating loss carryforwards.

•

A decision to deduct a legal settlement in 2008 instead of 2007 for tax purposes since the settlement agreement was reached in 2008 (a $3,000 increase in the previously reported 2007 income tax benefit).

•	A correction in source documentation resulting in an increase in the amount of alternative minimum tax credits available (a $20,000 increase in the previously reported 2007 income tax benefit).

•	A correction of deferred tax assets due to temporary timing differences from the expensing of non-qualified stock options (a $59,000 increase in the previously reported 2007 income tax benefit).

•

Changes to other deferred tax assets and liabilities related solely to the reduction in the average statutory state income tax rate (a $141,000 increase in the previously reported 2007 income tax benefit).

•	An increase in the portion of our deferred tax assets allocated to current assets resulting from changes in management estimates (no impact on the previously reported 2007 income tax benefit).

The current deferred tax liability has been netted against the current deferred tax asset for presentation purposes in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes.

The effects of the restatement are as follows:

Effects on Consolidated Statement of Operations for the year ended December 31, 2007

	As Originally Reported	As Restated on April 15, 2008	As Restated
Income Tax (Benefit)	$(5,264,000)	$(4,284,000)	$(3,445,000)
Net Income	11,479,000	10,499,000	9,660,000
Earnings Per Share – Basic	1.39	1.27	1.17
Earnings Per Share – Diluted	1.27	1.20	1.10

Effects on Consolidated Balance Sheet as of December 31, 2007

	As Originally Reported	As Restated on April 15, 2008	As Restated
Deferred Income Tax Asset – Current	$2,033,000	$1,932,000	$2,704,000
Total Current Assets	12,410,000	12,309,000	13,081,000
Deferred Income Tax Asset – Non-Current	3,506,000	2,477,000	866,000
Total Assets	22,718,000	21,588,000	20,749,000
Deferred Income Tax Liability	101,000	—	—
Other Accrued Liabilities	905,000	856,000	856,000
Total Current Liabilities	4,412,000	4,262,000	4,262,000
Retained Deficit	(12,961,000)	(13,941,000)	(14,780,000)
Total Stockholders’ Equity	17,453,000	16,473,000	15,634,000
Total Liabilities and Stockholders’ Equity	22,718,000	21,588,000	20,749,000

Effects on Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2007

	As Originally Reported	As Restated on April 15, 2008	As Restated
Net Income	$11,479,000	$10,499,000	$9,660,000
Deferred Income Taxes	(5,438,000)	(4,409,000)	(3,570,000)
Accrued and Other Liabilities	440,000	391,000	391,000
Net Cash Provided by Operating Activities	7,163,000	7,163,000	7,163,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by the Original Filing. Based on that evaluation, our management initially concluded and disclosed in our Original Filing that, as of the end of such period, our disclosure controls and procedures were effective. After the Original Filing, during preparation of our income tax returns, we disclosed certain tax accounting errors resulting in the restatement reflected in the First Amended Filing. On May 9, 2008, management, the Audit Committee and the Board of Directors of the Company determined that an additional restatement was necessary as a result of additional tax accounting errors as discussed in Note 15 of Notes to Consolidated Financial Statements. Based on this new information, our Chief Executive Officer and Chief Financial Officer have re-evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by the First Amended Filing. As a result of the re-evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosures controls and procedures were not effective because of the material weakness in our internal controls described below.

A material weakness in internal control over financial reporting (as defined in paragraph A7 of Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a control deficiency, or combination of control deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

In May 2008, the Company modified its previously identified internal control deficiency as of December 31, 2007, broadening the description to encompass accounting for income taxes in general:

Controls over the accounting for income taxes: The Company did not maintain effective controls over accounting for income taxes. The Company did not have effective policies and procedures and adequately trained and qualified accounting personnel to ensure that the financial impact to the Company of transactions and assets and liabilities affecting income taxes were accounted for in accordance with GAAP. As a result of this material weakness, the Company was required to restate its consolidated financial statements and related disclosures as of and for the year ended December 31, 2007.

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

Changes in Internal Control over Financial Reporting

In our Original Filing, we concluded that there had been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fiscal quarter ended December 31, 2007, that had materially affected, or was reasonably likely to materially affect, our internal control over financial reporting. Subsequently, in connection with the identification of the material weakness described above, we are in the process of making improvements and will make additional improvements to our internal control over financial reporting, including:

•	the preparation and adoption of a remediation plan related specifically to the material weakness;

•	the engagement of BDO Seidman, LLP to provide accounting services related to income taxes;

•	additional training of accounting personnel;

•	thorough documentation of the tax accounting processes and procedures; and

•	periodic internal reviews to ensure that accounting for income taxes is in compliance with GAAP.

Management’s Report on Internal Control over Financial Reporting

See Part II, Item 8 for Management’s Report on Internal Control over Financial Reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

Dated: May 19, 2008

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