Form 10-Q
period 2008-03-31
TRANSCEND SERVICES INC
filed 2008-05-19
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”,”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at April 30, 2008
Common Stock, $.05 par value	8,452,577

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Rounded to the nearest thousand)

	March 31, 2008 (unaudited)	December 31, 2007 (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$5,286,000	$4,996,000
Accounts receivable, net of allowance for doubtful accounts of $120,000 and $85,000 at March 31, 2008 and December 31, 2007, respectively	5,032,000	5,092,000
Deferred income tax, net	2,693,000	2,704,000
Prepaid expense and other current assets	383,000	289,000

Total current assets	13,394,000	13,081,000
Property and equipment:
Computer equipment	3,579,000	3,507,000
Software	2,445,000	3,222,000
Furniture and fixtures	429,000	399,000

Total property and equipment	6,453,000	7,128,000
Accumulated depreciation and amortization	(5,074,000)	(5,738,000)

Property and equipment, net	1,379,000	1,390,000
Intangible assets:
Goodwill	4,740,000	4,701,000
Other intangible assets	795,000	795,000

Total intangible assets	5,535,000	5,496,000
Accumulated amortization	(411,000)	(371,000)

Intangible assets, net	5,124,000	5,125,000
Deferred income tax, net	173,000	866,000
Other assets	265,000	287,000

Total assets	$20,335,000	$20,749,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$419,000	$625,000
Accrued compensation and benefits	1,314,000	1,449,000
Promissory notes payable to related parties	110,000	1,332,000
Other accrued liabilities	596,000	856,000

Total current liabilities	2,439,000	4,262,000
Long term liabilities:
Revolving promissory note	3,000	4,000
Promissory notes payable to related parties	110,000	165,000
Promissory notes payable	674,000	674,000
Other liabilities	5,000	10,000

Total long term liabilities	792,000	853,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.05 par value; 15,000,000 shares authorized at March 31, 2008 and December 31, 2007; 8,452,000 and 8,435,000 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	423,000	422,000
Additional paid-in capital	30,101,000	29,992,000
Retained deficit	(13,420,000)	(14,780,000)

Total stockholders’ equity	17,104,000	15,634,000

Total liabilities and stockholders’ equity	$20,335,000	$20,749,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and rounded to the nearest thousand)

	Three months ended March 31,
	2008	2007
Revenue	$11,729,000	$10,422,000
Direct costs	7,575,000	7,238,000

Gross profit	4,154,000	3,184,000
Operating expenses:
Sales and marketing	188,000	132,000
Research and development	267,000	141,000
General and administrative	1,337,000	1,282,000
Depreciation and amortization	196,000	200,000

Total operating expenses	1,988,000	1,755,000

Operating income	2,166,000	1,429,000
Other income and expense:
Interest expense, net	10,000	115,000
Other (income), net	(3,000)	—

Income before income taxes	2,159,000	1,314,000
Income taxes	799,000	17,000

Net income	$1,360,000	$1,297,000

Basic earnings per share:
Net earnings per share	$0.16	$0.16

Weighted average shares outstanding	8,445,000	8,053,000

Diluted earnings per share:
Net earnings per share	$0.15	$0.15

Weighted average shares outstanding	8,896,000	8,549,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited and rounded to the nearest thousand)

	Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid- in Capital	Retained Deficit	Stockholders’ Equity
Balance, December 31, 2007 (as restated)	$—	$—	8,435,000	$422,000	$29,992,000	$(14,780,000)	$15,634,000
Net income						1,360,000	1,360,000
Issuance of common stock from stock incentive plans			17,000	1,000	50,000		51,000
Share-based compensation expense					59,000		59,000

Balance, March 31, 2008	$—	$—	8,452,000	$423,000	$30,101,000	$(13,420,000)	$17,104,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and rounded to the nearest thousand)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,360,000	$1,297,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	704,000	—
Depreciation and amortization	196,000	200,000
Share-based compensation	59,000	72,000
Employment credits – debt forgiveness	—	(25,000)
Changes in assets and liabilities
Accounts receivable, net	60,000	(289,000)
Prepaid expenses and other current assets	(94,000)	(67,000)
Other assets	22,000	(19,000)
Accounts payable	(206,000)	98,000
Accrued and other liabilities	(399,000)	304,000

Total adjustments	342,000	274,000

Net cash provided by operating activities	1,702,000	1,571,000

Cash flows from investing activities:
Capital expenditures, net	(145,000)	(126,000)
Purchase of business, net of cash acquired	(40,000)	(38,000)

Net cash used in investing activities	(185,000)	(164,000)

Cash flows from financing activities:
Proceeds from stock options and other issuances	51,000	600,000
Repayment of promissory notes payable to related parties	(1,277,000)	(1,105,000)
Proceeds from revolving promissory note	10,985,000	9,562,000
Repayment of revolving promissory note	(10,986,000)	(10,026,000)

Net cash used in financing activities	(1,227,000)	(969,000)

Net change in cash and cash equivalents	290,000	438,000
Cash and cash equivalents at beginning of period	4,996,000	215,000

Cash and cash equivalents at end of period	$5,286,000	$653,000

Supplemental cash flow information:
Cash paid for interest	$10,000	$77,000
Cash paid for interest to related parties	$76,000	$114,000
Cash paid for income taxes	$185,000	$77,000
Non-cash investing and financing activities:
Additional contingent consideration accrued for previous acquisition	$39,000	$—
Promissory note issued in connection with the acquisition of OTP	$—	$330,000
Issuance of unregistered stock in connection with the acquisition of OTP	$—	$220,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and have been prepared by the management of Transcend Services, Inc. (the “Company” or “Transcend”) in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K (as amended) for the year ended December 31, 2007. Footnote disclosure that substantially duplicates the disclosure contained in that document has been omitted. Certain items previously reported in specific financial statement captions have been reclassified to conform to this presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157 ) which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements upon adoption. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three broad levels as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities

Level 2 – Inputs other than level 1 that are either directly or indirectly observable

Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This Statement, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year, permits companies to measure financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities without having to apply complex hedge accounting provisions. The Company did not elect the fair value option for any of its existing financial instruments as of March 31, 2008 and has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement retains the fundamental requirements in SFAS 141, Business Combinations. However, SFAS 141(R) requires that acquisition costs be recognized separately from the acquisition and also requires the recognition of assets and liabilities assumed arising from contractual contingencies as of the acquisition date. SFAS 141(R) is effective for our fiscal year beginning January 1, 2009. This Statement amends FASB Statement No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Statement also requires that a Company account for the potential tax effects of temporary differences, carryforwards, and any income tax uncertainties of an acquiree that exist at the acquisition date or that arise as a result of the acquisition in accordance with Statement 109, as amended, and related interpretative guidance, including FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

2. ACQUISITIONS

Transcend purchased certain assets of OTP Technologies, Inc. (“OTP”), a Chicago area medical transcription company, on January 16, 2007. Transcend purchased the assets to expand its medical transcription business in the Midwest, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. Transcend paid $1,070,000, consisting of $520,000 in cash, a $330,000 promissory note and $220,000 (60,274 shares) of Transcend common stock. In addition, based on the final earn-out calculation stemming from 2007 revenue, Transcend paid $40,000 in additional consideration in January 2008. The promissory note bears interest at 5% per annum and is payable in five installments, with the first installment paid on January 16, 2008 and final installment due on January 16, 2010. The consideration exchanged exceeded the value of the net tangible assets acquired by approximately $1.2 million, which was allocated as follows: $220,000 to customer relationships to be amortized over a period of five years and $1.0 million to goodwill, including $46,000 in acquisition costs. All goodwill and intangible asset amortization related to the acquisition of the OTP assets is expected to be deductible for income tax purposes.

During the quarter ended March 31, 2008, the Company accrued for an additional earnout related to the PracticeXpert acquisition of $39,000.

3. MAJOR CUSTOMERS

No single customer accounted for greater than 10% of total revenue for the quarters ended March 31, 2008 and 2007. In addition, the Company provides medical transcription services under individual contracts to customers that are members of a group of hospitals. Revenue attributable to members of this group comprised 21% and 22% of the Company’s total revenue for the three months ended March 31, 2008 and 2007, respectively.

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

Other Intangible Assets

(rounded to the nearest thousand)

		March 31, 2008 (unaudited)			December 31, 2007
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants-not-to-compete	5	$50,000	$32,000	$18,000	$50,000	$29,000	$21,000
Customer relationships	5	745,000	379,000	366,000	745,000	342,000	403,000

Total intangible assets		$795,000	$411,000	$384,000	$795,000	$371,000	$424,000

5. BORROWING ARRANGEMENTS

Revolving promissory note and term loan

The Company maintains a four year, $5.6 million credit facility with Healthcare Finance Group (“HFG”). The HFG facility matures on December 30, 2009 and is comprised of up to $3.6 million on an accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. As a part of the agreement with HFG, the Company issued a warrant to HFG to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share. The fair value of the warrant at grant date was estimated to be $74,000 and is being amortized into interest expense over the life of the credit facility. On June 20, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock in a cashless exercise. Borrowings bear interest at LIBOR plus 4% (7.12% as of March 31, 2008), are secured by accounts receivable and other Company assets and require that the Company maintain certain financial and other covenants. The balance outstanding under the revolving promissory note was $3,000 and $4,000 at March 31, 2008 and December 31, 2007, respectively. There was no balance outstanding on the term loan as of March 31, 2008 and December 31, 2007.

On January 16, 2007, the Company borrowed $520,000 from HFG against its term loan availability to fund the cash portion of the OTP acquisition. The term loan requires the principal to be repaid in 36 equal monthly installments beginning May 1, 2007. On May 22, 2007, the Company prepaid the balance of the term loan in full.

As of March 31, 2008, $2.0 million was available for borrowing under the HFG term loan and $3.6 million was available under the HFG line of credit.

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

The Promissory Note relates to the Agreement for Financial Assistance by and between DCOA and Transcend effective as of March 1, 2005 that was approved by DCOA on March 4, 2005 and amended on June 6, 2006 (collectively, the “Agreement”). Under the terms of the Agreement, DCOA shall provide up to $2 million of interest-free, secured loans to Transcend (the “Loans”). In return, Transcend established and operated a medical transcription training center and regional office in Abilene, Texas. In addition, Transcend shall recruit, hire and train up to 208 medical transcription professionals, the majority of whom shall be recruited from Abilene or the area surrounding Abilene, as defined in the Agreement. DCOA shall offer the Loans to Transcend in two increments of $1 million each in return for Transcend recruiting, hiring and training up to 104 medical transcription professionals for each Loan. The Promissory Note is the first such Loan. Transcend currently has no plans to attempt to obtain the second $1 million Loan. Through September 30, 2007, the latest date for which data has been certified by DCOA, Transcend has trained and hired 85 medical transcription professionals.

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

As of March 31, 2008, Transcend has earned credits of $326,000, reducing the principal balance on the Promissory Note to $674,000. These credits are reported as reductions of direct operating costs. In July 2007, the Company closed the regional office and modified the training program to allow trainees to work from home, thereby eliminating the need for a physical office presence in Abilene. The principal balance of the Promissory Note, if any, remaining on March 1, 2013 is payable in cash by Transcend unless said balance is forgiven by DCOA.

OTP Promissory Note

On January 16, 2007, the Company entered into a three year, $330,000 unsecured promissory note in conjunction with the purchase of OTP. The note bears interest at 5.0% and the principal is to be repaid as follows: $110,000 on January 16, 2008; $55,000 on July 16, 2008; $55,000 on January 16, 2009; $55,000 on July 16, 2009 and $55,000 on January 16, 2010. As of March 31, 2008, the balance of the promissory note was $220,000.

6. TRANSACTIONS WITH RELATED PARTIES

The Company purchased the assets of OTP on January 16, 2007. The purchase was financed with $520,000 in cash, a $330,000 promissory note and $220,000 (60,274 shares) of Transcend common stock. The promissory note and additional consideration is payable to OTP. The owners of OTP, James and Sharon Vonderhaar, were employed by the Company until April 1, 2007 and February 5, 2008, respectively. In addition, Transcend, based on the final earn-out calculation stemming from 2007 revenue, paid $40,000 in additional consideration in January 2008.

Susan McGrogan is the Company’s Chief Operating Officer. Ms. McGrogan is also the co-founder of MDI, which was purchased by Transcend on January 31, 2005. In conjunction with the purchase of MDI, the Company entered into a $3.5 million promissory note payable to Ms. McGrogan, the terms of which are described in Note 5, “Borrowing Arrangements.” On January 31, 2007 the Company paid $1.1 million as the second installment on the note plus $114,000 of accrued interest. During the first quarter of 2008, the Company repaid $1.2 million as the final installment on the note plus $59,000 of accrued interest.

7. STOCK-BASED COMPENSATION

The Company has five stockholder-approved stock incentive plans (the “Plans”) for its key employees, directors and key consultants. The Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and, in the case of the plan approved by the shareholders on May 10, 2007, restricted stock units and stock appreciation rights. The Company intends to grant new awards under the 2007 stock incentive plan only. The options are granted at fair market value, as defined in the option agreement, on the date of grant. There are 211,924 options available for issuance at March 31, 2008.

On January 1, 2006, the Company adopted, using a modified version of prospective application, SFAS No. 123(R), Share Based Payment (“SFAS 123(R)”). This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for all options granted during the quarter ending March 31, 2008: dividend yield of 0%; volatility of 100.64%; risk-free interest rate of 2.48%; expected forfeiture rate of 50%; a weighted average exercise price of $10.11; and expected life of four years.

Transactions involving Company stock options for the three months ended March 31, 2008 were as follows:

	Number of Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2007	626,667	$4.68	7.8 years
Granted	106,500	$10.11
Forfeited	(1,750)	$2.19
Exercised	(16,750)	$2.82
Outstanding at March 31, 2007	714,667	$5.54	7.9 years	$2,559,000

*	The aggregate intrinsic value is based on a closing stock price of $9.12 as of March 31, 2008.

The Company recognized equity-based compensation expense under SFAS 123(R) of approximately $59,000 and $72,000 for quarters ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the Company had approximately $733,000 of future compensation expense which it expects to record in its statements of operations through 2012.

8. INCOME TAXES

As of March 31, 2008 the Company had federal net operating loss carryforwards of approximately $13.5 million available to offset future taxable income. Total net deferred tax assets as of March 31, 2008 of $2.9 million result primarily from the federal net operating loss carryforwards, offset partially by deferred tax liabilities related to stock-based compensation. At the end of 2007, the Company reversed all but $219,000 of its valuation allowance against its net deferred tax assets at December 31, 2007 based upon our determination that the realization of the federal net operating losses in the future was sufficiently predictable. The Company’s effective income tax rate was approximately 37% in the first quarter, although the cash actually expended for income taxes will be nominal until the net operating loss carryforwards are fully utilized. The Company is subject to federal alternative minimum tax and income tax in certain states where net operating loss carryforwards are not available.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, including our operating results, financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors. Factors that might cause or contribute to such differences include, but are not limited to, competitive pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for the Company’s products and services, business conditions in the integrated health care delivery network market, general economic conditions, and the risk factors detailed in our periodic, quarterly and annual reports on Forms 8-K, 10-Q and 10-K that we file with the Securities Exchange Commission (“SEC”) from time to time. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the SEC or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). In addition, factors that we are not currently aware of could harm our future operating results. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to make any revisions to the forward-looking statements or to reflect events or circumstances after the date of this filing.

Overview

Transcend provides medical transcription services to the healthcare industry. The Company utilizes a combination of its proprietary internet-based voice and data distribution technology, third-party speech recognition technology, customer-based technology and domestic home-based and offshore medical language specialists to convert physicians’ voice recordings into electronic documents.

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

Goodwill and Intangible Assets. As of March 31, 2008, we had goodwill and net intangible assets at carrying amounts of $4.7 million and $384,000, respectively. The total of $5.1 million represents approximately 25% of total assets as of March 31, 2008. Our intangible assets are amortized over their estimated useful lives.

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

Deferred Tax Assets. As of March 31, 2008, we have net deferred tax assets of $2.9 million, resulting primarily from federal net operating loss carryforwards of $13.5 million. Deferred tax assets represent future tax benefits we expect to realize. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, “Accounting for Income

Taxes,” requires us to record a valuation allowance against any deferred income tax benefits that we believe may not be realized. In 2010 and 2011, $8.7 million of our federal net operating loss carryforwards will expire. We use current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. As of December 31, 2007, we determined that, except for deferred tax assets related to certain state net operating loss carryforwards, we will more likely than not be able to utilize our deferred tax benefits in the future and accordingly, we reduced the valuation allowance to $219,000. We validated this conclusion as of March 31, 2008.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue increased $1.3 million, or 13%, to $11.7 million in the quarter ended March 31, 2008 compared to revenue of $10.4 million in the same period in 2007. The $1.3 million increase in revenue is attributable to revenue from new customers of $1.3 million and increased revenue from existing customers of $395,000, offset by a decrease in revenue of $371,000 from customers who terminated their contracts in 2007.

Direct costs increased $337,000, or 5%, to $7.6 million in the quarter ended March 31, 2008 compared to $7.2 million in the same period in 2007. Direct costs include costs attributable to compensation for transcriptionists, recruiting, management, customer service, technical support for operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs decreased to 65% in the quarter ended March 31, 2008 from 69% in the same period of 2007. The decrease in costs as a percentage of revenue is due primarily to the growth of semi-variable direct costs of operations at a slower rate than the rate of revenue growth, cost savings that resulted from the rollout of the Company’s speech recognition-enabled BeyondTXT platform and the use of offshore transcription resources.

Gross profit increased $970,000, or 30%, to $4.2 million in the quarter ended March 31, 2008 compared to $3.2 million in the same period in 2007. Gross profit as a percentage of revenue increased to 35% in the quarter ended March 31, 2008 compared to 31% in the same period in 2007 (see direct costs discussion).

Sales and marketing expenses increased $56,000, or 42%, to $188,000 in the quarter ended March 31, 2008, compared to $132,000 in the same period of 2007. Sales and marketing expenses as a percentage of revenue were 2% and 1% in the quarters ended March 31, 2008 and 2007, respectively. The increase in sales and marketing expense is primarily due to hiring additional sales resources in the first quarter of 2008.

Research and development expenses increased $126,000, or 89%, to $267,000 in the quarter ended March 31, 2008 compared to $141,000 in the same period in 2007. Research and development expenses as a percentage of revenue were 2% and 1%, in the quarters ended March 31, 2008 and 2007, respectively. The increase is primarily due to an increase in telecommunication and compensation-related expenses.

General and administrative expenses increased $55,000, or 4%, to $1.4 million in the quarter ended March 31, 2008 compared to $1.3 million in the same period in 2007. The increase is due primarily to increases in healthcare insurance costs and legal expense, offset by decreased use of contractor services.General and administrative expenses as a percentage of revenue were 11% and 12% in the quarters ended March 31, 2008 and March 31, 2007, respectively.

Depreciation and amortization expense was relatively unchanged at $196,000 in the quarter ended March 31, 2008 compared to $200,000 in the same period in 2007.

Interest and other expenses decreased $108,000, or 94%, to $7,000 in the quarter ended March 31, 2008 compared to $115,000 in the same period in 2007. The decrease is due primarily to a reduction in the amount of debt outstanding during the three months ended March 31, 2008 compared to the same period of 2007.

The income tax provision of $799,000 for the three months ended March 31, 2008 results from a current provision of $95,000 related to federal alternative minimum tax and state income tax in states where net operating loss carryforwards are not available and deferred expense of $704,000 related to a reduction in our net deferred tax assets. The net income tax provision of $17,000 for the three months ended March 31, 2007 results primarily from state income tax provisions for states in which net operating loss carryforwards are not available.

Contractual Obligations

The Company has leases for the rental of office space and operating leases related to the purchase of computer and other equipment. The equipment operating leases contain renewal options at lease termination and purchase options at amounts approximating fair market value at lease termination. The table below summarizes the total lease obligations and other obligations outstanding as of March 31, 2008 and the payments due by period. In July 2007, the Company finalized a new lease for its corporate headquarters, commencing October 1, 2007 and ending January 31, 2015. The new office lease is included in the operating lease obligations in the table below.

Contractual Obligations	Payments due by period (rounded to the nearest thousand)
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Long-Term Debt Obligations[1]	$911,000	$114,000	$123,000	$674,000	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	2,289,000	844,000	557,000	451,000	437,000
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$3,200,000	$958,000	$680,000	$1,125,000	$437,000

(1)	Long-Term Debt Obligations includes interest of $14,000 on related party debt.

Liquidity and Capital Resources

As of March 31, 2008, the Company had cash and cash equivalents of $5.3 million, working capital of $11.0 million, availability of approximately $3.6 million on its line of credit based on eligible accounts receivable and $2.0 million available on its acquisition term loan facility. See Note 5 to the Consolidated Financial Statements.

Cash provided by operating activities was $1.7 million for the three months ended March 31, 2008 compared to $1.6 million for the three months ended March 31, 2007. The improvement was due primarily to improved profitability before income taxes, partially offset by changes in working capital.

Cash used in investing activities was $185,000 for the three months ended March 31, 2008, compared to $164,000 for the three months ended March 31, 2007. The outflow in both years is due primarily to capital expenditures.

Cash used in financing activities was $1.2 million for the three months ended March 31, 2008, consisting of a $1.2 million principal repayment on the MDI promissory note and a $110,000 repayment on the OTP promissory note, offset by proceeds of $51,000 from the exercise of stock options. For the three months ended March 31, 2007, cash used in financing activities was $969,000, consisting of a $1.1 million principal repayment on the MDI promissory note and net repayments of $464,000 on the revolving promissory note, offset by proceeds of $600,000 from the exercise of stock options.

The Company anticipates that cash on hand, together with cash flow from operations and cash available under its credit facility should be sufficient for the next twelve months to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.

Part of the growth strategy for Transcend is the completion of acquisitions. Management believes sources of acquisition financing, including cash on hand, the $5.6 million available on the HFG credit facility and the ability to issue Company stock, are sufficient to complete smaller acquisitions. Additional financing would be required for larger acquisitions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of March 31, 2008.

Item 4.	Controls and Procedures

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

Our management evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal controls described below.

A material weakness in internal control over financial reporting (as defined in paragraph A7 of Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a control deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

In April and May of 2008, the Company identified an internal control deficiency as of December 31, 2007 related to certain aspects of accounting for income taxes. The internal control deficiency was expanded in May of 2008 to encompass accounting for income taxes in general as follows:

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

We are in the process of implementing certain changes in internal control over financial reporting and will continue to implement remediation efforts, as described below. Accordingly, we believe that the consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. In April of 2008, in connection with the identification of the material weakness described above, we began the process of making improvements and will make additional improvements to our internal control over financial reporting, including:

•	the preparation and adoption of a remediation plan related specifically to the material weakness;

•	the engagement of BDO Seidman, LLP to provide accounting services related to income taxes;

•	additional training of accounting personnel;

•	thorough documentation of the tax accounting processes and procedures; and

•	periodic internal reviews to ensure that accounting for income taxes is in compliance with GAAP.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to litigation. On January 16, 2008, we reached a mediated settlement with Our Lady of the Lakes Hospital, Inc. (“OLOL”) which was finalized on February 21, 2008. Under the settlement, OLOL released all claims, in contract and in tort, which were asserted or could have been asserted in the litigation against Transcend. In return, we agreed to pay $130,000, which was accrued at December 31, 2007 and paid in the first quarter of 2008, to OLOL and released all claims under our counterclaim against OLOL.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2008

Item 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	8-K	000-18217	3 (a)	December 19, 2007

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

May 19, 2008	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)