Form 10-Q
period 2008-06-30
TRANSCEND SERVICES INC
filed 2008-08-08
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at August 7, 2008
Common Stock, $.05 par value	8,447,992

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Rounded to the nearest thousand)

	June 30, 2008 (unaudited)	December 31, 2007 (as restated)

ASSETS
Current assets:
Cash and cash equivalents	$8,209,000	$4,996,000
Accounts receivable, net of allowance for doubtful accounts of $115,000 and $85,000 at June 30, 2008 and December 31, 2007, respectively	4,613,000	5,092,000
Deferred income tax, net	2,034,000	2,704,000
Prepaid expenses and other current assets	451,000	289,000

Total current assets	15,307,000	13,081,000
Property and equipment:
Computer equipment	3,685,000	3,507,000
Software	2,612,000	3,222,000
Furniture and fixtures	435,000	399,000

Total property and equipment	6,732,000	7,128,000
Accumulated depreciation and amortization	(5,235,000)	(5,738,000)

Property and equipment, net	1,497,000	1,390,000
Intangible assets:
Goodwill	4,720,000	4,701,000
Other intangible assets	795,000	795,000

Total intangible assets	5,515,000	5,496,000
Accumulated amortization	(451,000)	(371,000)

Intangible assets, net	5,064,000	5,125,000
Deferred income tax, net	166,000	866,000
Other assets	243,000	287,000

Total assets	$22,277,000	$20,749,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$769,000	$625,000
Accrued compensation and benefits	1,364,000	1,449,000
Promissory notes payable to related parties	—	1,167,000
Promissory notes payable	110,000	165,000
Other accrued liabilities	632,000	856,000

Total current liabilities	2,875,000	4,262,000
Long term liabilities:
Revolving promissory note	4,000	4,000
Promissory notes payable	761,000	839,000
Other liabilities	2,000	10,000

Total long term liabilities	767,000	853,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.05 par value; 15,000,000 shares authorized at June 30, 2008 and December 31, 2007; 8,448,000 and 8,435,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	423,000	422,000
Additional paid-in capital	30,197,000	29,992,000
Retained deficit	(11,985,000)	(14,780,000)

Total stockholders’ equity	18,635,000	15,634,000

Total liabilities and stockholders’ equity	$22,277,000	$20,749,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and rounded to the nearest thousand)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenue	$11,973,000	$10,519,000	$23,702,000	$20,941,000
Direct costs	7,570,000	7,302,000	15,145,000	14,540,000

Gross profit	4,403,000	3,217,000	8,557,000	6,401,000
Operating expenses:
Sales and marketing	301,000	164,000	489,000	296,000
Research and development	266,000	182,000	533,000	323,000
General and administrative	1,434,000	1,212,000	2,771,000	2,494,000
Depreciation and amortization	201,000	206,000	397,000	406,000

Total operating expenses	2,202,000	1,764,000	4,190,000	3,519,000

Operating income	2,201,000	1,453,000	4,367,000	2,882,000
Interest expense, net	9,000	75,000	16,000	190,000

Income before income taxes	2,192,000	1,378,000	4,351,000	2,692,000
Income taxes	757,000	5,000	1,556,000	22,000

Net income	$1,435,000	$1,373,000	$2,795,000	$2,670,000

Basic earnings per share:
Net earnings per share	$0.17	$0.17	$0.33	$0.33

Weighted average shares outstanding	8,451,000	8,203,000	8,448,000	8,129,000

Diluted earnings per share:
Net earnings per share	$0.16	$0.16	$0.31	$0.31

Weighted average shares outstanding	8,938,000	8,729,000	8,933,000	8,606,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(Unaudited and rounded to the nearest thousand)

	Number of Shares Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Total Stockholders’ Equity
Balance, December 31, 2007 (as restated)	—	$—	8,435,000	$422,000	$29,992,000	$(14,780,000)	$15,634,000

Net income	—	—	—	—	—	2,795,000	2,795,000
Issuance of common stock from stock incentive plans	—	—	21,000	1,000	58,000	—	59,000
Share-based expense	—	—	—	—	147,000	—	147,000

Share retirement	—	—	(8,000)	—	—	—	—

Balance, June 30, 2008	—	$—	8,448,000	$423,000	$30,197,000	$(11,985,000)	$18,635,000

The accompanying notes are an integral part of this consolidated financial statement.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and rounded to the nearest thousand)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,795,000	$2,670,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,370,000	—
Depreciation and amortization	397,000	406,000
Share-based expense	147,000	140,000
Employment credits – debt forgiveness	(23,000)	(48,000)
Changes in assets and liabilities
Accounts receivable, net	479,000	(220,000)
Prepaid expenses and other current assets	(162,000)	(272,000)
Other assets	44,000	27,000
Accounts payable	144,000	155,000
Accrued and other liabilities	(296,000)	378,000

Total adjustments	2,100,000	566,000

Net cash provided by operating activities	4,895,000	3,236,000

Cash flows from investing activities:
Capital expenditures	(424,000)	(305,000)
Purchase of business, net of cash acquired	(40,000)	(558,000)

Net cash used in investing activities	(464,000)	(863,000)

Cash flows from financing activities:
Proceeds from stock options and other issuances	59,000	941,000
Repayment of promissory notes payable to related parties	(1,167,000)	(1,172,000)
Repayment of promissory notes payable	(110,000)	—
Proceeds from revolving promissory note	—	520,000
Repayment of revolving promissory note	—	(1,683,000)

Net cash used in financing activities	(1,218,000)	(1,394,000)

Net change in cash and cash equivalents	3,213,000	979,000
Cash and cash equivalents at beginning of period	4,996,000	215,000

Cash and cash equivalents at end of period	8,209,000	1,194,000

Supplemental cash flow information:
Cash paid for interest to related parties	$59,000	$114,000
Cash paid for interest	$38,000	$121,000
Cash paid for income taxes	$185,000	$56,000

Non-cash investing and financing activities:
Additional contingent consideration accrued for previous acquisition	$19,000	$—
Promissory note issued in connection with the acquisition of OTP	$—	$330,000
Issuance of unregistered stock in connection with the acquisition of OTP	$—	$220,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements upon adoption. We are evaluating the impact the adoption of SFAS 157, effective January 1, 2009, will have on our non-financial assets and liabilities. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three broad levels as follows:

Level 1 – Quoted market prices in active markets for identical assets or liabilities

Level 2 – Inputs other than level 1 that are either directly or indirectly observable

Level 3 – Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This Statement, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year, permits companies to measure financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities without having to apply complex hedge accounting provisions. The Company did not elect the fair value option for any of its existing financial instruments as of June 30, 2008 and has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting

Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133. SFAS 161 requires enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application being encouraged. The Company does not have any derivative instruments nor is it currently involved in hedging activities and therefore adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “ Goodwill and Other Intangible Assets .” The FSP requires an entity that is estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension that are both consistent with the asset’s highest and best use and adjusted for entity-specific factors under SFAS No. 142. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material effect on its consolidated financial statements.

2. ACQUISITIONS

Transcend purchased certain assets of OTP Technologies, Inc. (“OTP”), a Chicago area medical transcription company, on January 16, 2007. Transcend purchased the assets to expand its medical transcription business in the Midwest, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. Transcend paid $1,070,000, consisting of $520,000 in cash, a $330,000 promissory note and $220,000 (60,274 shares) of Transcend common stock. In addition, based on the final earnout calculation stemming from 2007 revenue, Transcend paid $40,000 in additional consideration in January 2008. The promissory note bears interest at 5% per annum and is payable in five installments, with the first installment paid on January 16, 2008 and final installment due on January 16, 2010. The consideration exchanged exceeded the value of the net tangible assets acquired by approximately $1.2 million, which was allocated as follows: $220,000 to customer relationships to be amortized over a period of five years and $1.0 million to goodwill, including $46,000 in acquisition costs. All goodwill and intangible asset amortization related to the acquisition of the OTP assets is expected to be deductible for income tax purposes.

On December 31, 2005, the Company purchased the assets of PracticeXpert, Inc. for $40,000, with earnout potential of an additional $460,000. To date, $38,000 in additional earnout has been accrued under the agreement. The earnout period ends on February 14, 2009.

3. MAJOR CUSTOMERS

No single customer accounted for greater than 10% of total revenue for the three and six months ended June 30, 2008 and 2007. The Company provides medical transcription services under individual contracts to customers that are members of a group of hospitals. Revenue attributable to members of this group comprised 22% and 23% of the Company’s total revenue for the three months ended June 30, 2008 and 2007, respectively, and 23% of the Company’s total revenue for the six months ended June 30, 2008 and 2007.

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

Other Intangible Assets

(rounded to the nearest thousand)

		June 30, 2008 (unaudited)			December 31, 2007
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets

Amortized intangible assets:
Covenants-not-to-compete	5	$50,000	$34,000	$16,000	$50,000	$29,000	$21,000
Customer relationships	5	745,000	417,000	328,000	745,000	342,000	403,000

Total intangible assets		$795,000	$451,000	$344,000	$795,000	$371,000	$424,000

5. BORROWING ARRANGEMENTS

Revolving promissory note and term loan

The Company maintains a four year, $5.6 million credit facility with Healthcare Finance Group (“HFG”). The HFG facility matures on December 30, 2009 and is comprised of up to $3.6 million on an accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. As a part of the agreement with HFG, the Company issued a warrant to HFG to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share. The fair value of the warrant at grant date was estimated to be $74,000 and is being amortized into interest expense over the life of the credit facility. On June 20, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock in a cashless exercise. Borrowings bear interest at LIBOR plus 4% (6.46% as of June 30, 2008), are secured by accounts receivable and other Company assets and require that the Company maintain certain financial and other covenants. The balance outstanding under the revolving promissory note was $4,000 at June 30, 2008 and December 31, 2007. There was no balance outstanding on the term loan as of June 30, 2008 and December 31, 2007.

On January 16, 2007, the Company borrowed $520,000 from HFG against its term loan availability to fund the cash portion of the OTP acquisition. The term loan requires the principal to be repaid in 36 equal monthly installments beginning May 1, 2007. On May 22, 2007, the Company prepaid the balance of the term loan in full.

As of June 30, 2008, $2.0 million was available for borrowing under the HFG term loan and $3.6 million was available under the HFG revolving promissory note.

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

The Promissory Note relates to the Agreement for Financial Assistance by and between DCOA and Transcend effective as of March 1, 2005 that was approved by DCOA on March 4, 2005 and amended on June 6, 2006 (collectively, the “Agreement”). Under the terms of the Agreement, DCOA shall provide up to $2 million of interest-free, secured loans to Transcend (the “Loans”). In return, Transcend established and operated a medical transcription training center and regional office in Abilene, Texas. In addition, Transcend shall recruit, hire and train up to 208 medical transcription professionals, the majority of whom shall be recruited from Abilene or the area surrounding Abilene, as defined in the Agreement. DCOA shall offer the Loans to Transcend in two increments of $1 million each in return for Transcend recruiting, hiring and training up to 104 medical transcription professionals for each Loan. The Promissory Note is the first such Loan. Transcend currently has no plans to attempt to obtain the second $1 million Loan. Through March 31, 2008, the latest date for which data has been certified by DCOA, Transcend has trained and hired 90 medical transcription professionals.

Transcend and DCOA intend for the Promissory Note to be paid by Transcend using quarterly training credits and annual job creation/retention incentive credits provided to Transcend by DCOA as defined in the Agreement. Principal reductions of the Promissory Note shall be effected through quarterly training credits and annual earned job creation incentive credits, not cash, as follows: (1) $25,000 per month for the first six months of the Agreement provided that 15 employees are hired by Transcend during that period; (2) a quarterly training credit equal to 50% of the total wages paid to newly hired Medical Language Specialists (“MLS”) during their probationary period (not to exceed $4,000 per MLS); and (3) an annual job creation incentive credit of between 10% and 12% of compensation for the year for each full time equivalent employee (FTE), with cumulative per FTE credits capped at 30% to 35% of the FTE’s annual compensation (depending on the FTE’s compensation band) for FTEs hired on or before March 31, 2010.

As of June 30, 2008, Transcend has earned credits of $349,000, reducing the principal balance on the Promissory Note to $651,000. These credits are reported as reductions of direct operating costs. In July 2007, the Company closed the regional office and modified the training program to allow trainees to work from home, thereby eliminating the need for a physical office presence in Abilene. The principal balance of the Promissory Note, if any, remaining on March 1, 2013 is payable in cash by Transcend unless said balance is forgiven by DCOA.

OTP Promissory Note

On January 16, 2007, the Company entered into a three year, $330,000 unsecured promissory note in conjunction with the purchase of OTP. The note bears interest at 5.0% and the principal is to be repaid as follows: $110,000 on January 16, 2008; $55,000 on July 16, 2008; $55,000 on January 16, 2009; $55,000 on July 16, 2009 and $55,000 on January 16, 2010. As of June 30, 2008, the balance of the promissory note was $220,000.

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

7. STOCK-BASED COMPENSATION

The Company has five stockholder-approved stock incentive plans (the “Plans”) for its key employees, directors and key consultants. The Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and, in the case of the plan approved by the shareholders on May 10, 2007, restricted stock units and stock appreciation rights. The Company intends to grant new awards under the 2007 stock incentive plan only. The options are granted at fair market value, as defined in the option agreement, on the date of grant. There are 176,426 options available for issuance at June 30, 2008.

On January 1, 2006, the Company adopted, using a modified version of prospective application, SFAS No. 123(R), Share Based Payment (“SFAS 123(R)”). This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions used for all options granted during the quarter ending June 30, 2008: dividend yield of 0%; volatility of 104.01%; risk-free interest rate of 2.90%; expected forfeiture rate of 50%; a weighted average exercise price of $11.09; and a weighted average expected life of 2.46 years.

Transactions involving Company stock options for the six months ended June 30, 2008 were as follows:

	Number of Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2007	626,667	$4.68	7.8 years
Granted	145,500	$10.37
Forfeited	(5,250)	$4.72
Exercised	(21,150)	$6.77
Outstanding at June 30, 2008	745,767	$5.85	7.8 years	$2,349,000

*	The aggregate intrinsic value is based on a closing stock price of $9.00 as of June 30, 2008.

The Company recognized equity-based compensation and other expense of approximately $88,000 and $147,000 for the three and six months ended June 30, 2008, respectively, and $68,000 and $140,000 for the three and six months ended June 30, 2007, respectively. As of June 30, 2008, the Company had approximately $777,000 of future compensation expense which it expects to record in its statements of operations through 2012.

8. INCOME TAXES

Total net deferred tax assets as of June 30, 2008 of $2.2 million result primarily from federal net operating loss carryforwards. At the end of 2007, the Company reversed all but $219,000 of its valuation allowance against its net deferred tax assets at December 31, 2007 based upon our determination that the realization of the federal net operating loss carryforwards in the future was sufficiently predictable. At June 30, 2008, the valuation allowance was reduced to $162,000 based on increased profitability in certain states where the state net operating loss carryforwards were reserved. The Company’s effective income tax rate was approximately 35% and 36% for the three and six months ended June 30, 2008, respectively. However, the cash actually expended for income taxes will be nominal until the net operating loss carryforwards are fully utilized. The Company is subject to federal alternative minimum tax and income tax in certain states where net operating loss carryforwards are not available.

During the quarter ended June 30, 2008, we determined that the $1.8 million gain realized by HFG on the exercise of their warrants in 2007 is not deductible by the Company. This $1.8 million gain was previously included in our federal net operating loss carryforwards and recorded as a deferred tax asset. In addition, the $1.8 million benefit was also recorded as a deferred tax liability since the tax deduction related to these equity-based awards exceeded the cumulative cost recognized for the awards. Typically, this deferred tax liability would be recorded as a credit to additional paid-in capital; however, since the Company had net operating loss carryforwards, the benefit was recorded as a deferred tax liability. This conclusion reduces the amount of federal net operating loss carryforwards available as of December 31, 2007 from $15.7 million to $13.9 million. Similarly, this change reduces the amount of federal net operating loss carryforwards available as of March 31, 2008 from $13.5 million to $11.7 million. However, the net deferred tax assets presented on our balance sheet at December 31, 2007 and March 31, 2008 are unaffected by this change due to the reversal of both the related deferred tax asset and the deferred tax liability. During the quarter ended June 30, 2008, the federal net operating loss carryforwards were further reduced by $2.3 million, bringing federal net operating loss carryforwards at June 30, 2008 to approximately $9.4 million available to offset future taxable income.

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

Goodwill and Intangible Assets. As of June 30, 2008, we had goodwill and net intangible assets at carrying amounts of $4.7 million and $344,000, respectively. The total of $5.1 million represents approximately 23% of total assets as of June 30, 2008. Our intangible assets are amortized over their estimated useful lives. We review goodwill and intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we calculate the fair value of the reporting units to which the goodwill and intangibles relate based on the present value of estimated future cash flows. The approach utilized is dependent on a number of factors including estimates of future revenues and costs, appropriate discount rates and other variables. We base our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates.

Deferred Taxes. As of June 30, 2008, we have net deferred tax assets of $2.2 million, resulting primarily from federal net operating loss carryforwards of $9.4 million. Deferred tax assets represent future tax benefits we expect to realize. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, “Accounting for Income Taxes,” requires us to record a valuation allowance against any deferred income tax benefits that we believe may not be realized. In 2010 and 2011, $8.7 million of our federal net operating loss carryforwards will expire. We use current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. As of December 31, 2007, we determined that, except for deferred tax assets related to certain state net operating loss carryforwards, we will more likely than not be able to utilize our deferred tax benefits in the future and accordingly, we reduced the valuation allowance to $219,000. At June 30, 2008, the valuation allowance was further reduced to $162,000 based on increased profitability in certain states where the net operating loss carryforwards were reserved.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue increased $1.5 million, or 14%, to $12.0 million in the quarter ended June 30, 2008 compared to revenue of $10.5 million in the same period in 2007. The $1.5 million increase in revenue is attributable to revenue from new customers of $1.7 million and increased revenue from existing customers of $181,000, offset by a decrease in revenue of $352,000 from customers who terminated their contracts in 2007.

Direct costs increased $268,000, or 4%, to $7.6 million in the quarter ended June 30, 2008 compared to $7.3 million in the same period in 2007. Direct costs include costs attributable to compensation for transcriptionists, recruiting, management, customer service, technical support for operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcriptionist compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

Direct costs decreased to 63% of revenue in the quarter ended June 30, 2008 from 69% in the same period of 2007. The decrease in costs as a percentage of revenue is due primarily to the growth of semi-variable direct costs of operations at a slower rate than the rate of revenue growth, cost savings that resulted from the rollout of the Company’s speech recognition-enabled BeyondTXT platform and the use of offshore transcription resources.

Gross profit increased $1.2 million, or 37%, to $4.4 million in the quarter ended June 30, 2008 compared to $3.2 million in the same period in 2007. Gross profit as a percentage of revenue increased to 37% in the quarter ended June 30, 2008 compared to 31% in the same period in 2007 (see direct costs discussion).

Sales and marketing expenses increased $137,000, or 84%, to $301,000 in the quarter ended June 30, 2008, compared to $164,000 in the same period of 2007. Sales and marketing expenses as a percentage of revenue were 3% and 2% in the quarters ended June 30, 2008 and 2007, respectively. The increase in sales and marketing expense is primarily due to hiring three additional sales resources in the first quarter of 2008.

Research and development expenses increased $84,000, or 46%, to $266,000 in the quarter ended June 30, 2008 compared to $182,000 in the same period in 2007. Research and development expenses as a percentage of revenue were 2% in both quarters ended June 30, 2008 and 2007. The increase is primarily due to an increase in telecommunication and compensation-related expenses.

General and administrative expenses increased $222,000, or 18%, to $1.4 million in the quarter ended June 30, 2008 compared to $1.2 million in the same period in 2007. The increase is due primarily to increases in healthcare insurance costs and expenses related to restating our 2007 annual financial statements, offset by decreased use of contractor services and lower rent expense. General and administrative expenses as a percentage of revenue were 12% in both the three month periods ended June 30, 2008 and June 30, 2007.

Depreciation and amortization expense was relatively unchanged at $201,000 in the quarter ended June 30, 2008 compared to $206,000 in the same period in 2007.

Interest and other expenses decreased $66,000, or 88%, to $9,000 in the quarter ended June 30, 2008 compared to $75,000 in the same period in 2007. The decrease is due primarily to a reduction in the amount of debt outstanding during the three months ended June 30, 2008 compared to the same period of 2007.

The income tax provision of $757,000 for the three months ended June 30, 2008 results from a current provision of $97,000 related to federal alternative minimum tax and state income tax in states where net operating loss carryforwards are not available and deferred expense of $717,000 related primarily to the utilization of net operating loss carryforwards, offset by a reduction in the valuation allowance for deferred income tax assets of $57,000. The net income tax provision of $5,000 for the three months ended June 30, 2007 resulted primarily from state income tax provisions for states in which net operating loss carryforwards were not available.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue increased $2.8 million, or 13%, to $23.7 million in the six months ended June 30, 2008 compared to revenue of $20.9 million in the same period in 2007. The $2.8 million increase in revenue is attributable to revenue from new customers of $2.6 million and increased revenue from existing customers of $895,000, offset by a decrease in revenue of $722,000 from customers who terminated their contracts in 2007.

Direct costs increased $605,000, or 4%, to $15.1 million in the six months ended June 30, 2008 compared to $14.5 million in the same period in 2007. Direct costs include costs attributable to compensation for transcriptionists, recruiting, management, customer service, technical support for operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcriptionist compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

Direct costs decreased to 64% of revenue in the six months ended June 30, 2008 from 69% in the same period of 2007. The decrease in costs as a percentage of revenue is due primarily to the growth of semi-variable direct costs of operations at a slower rate than the rate of revenue growth, cost savings that resulted from the rollout of the Company’s speech recognition-enabled BeyondTXT platform and the use of offshore transcription resources.

Gross profit increased $2.2 million, or 34%, to $8.6 million in the six months ended June 30, 2008 compared to $6.4 million in the same period in 2007. Gross profit as a percentage of revenue increased to 36% in the six months ended June 30, 2008 compared to 31% in the same period in 2007 (see direct costs discussion).

Sales and marketing expenses increased $193,000, or 65%, to $489,000 in the six months ended June 30, 2008, compared to $296,000 in the same period of 2007. Sales and marketing expenses as a percentage of revenue were 2% and 1% in the six months ended June 30, 2008 and 2007, respectively. The increase in sales and marketing expense is primarily due to hiring three additional sales resources in the first quarter of 2008.

Research and development expenses increased $210,000, or 65%, to $533,000 in the six months ended June 30, 2008 compared to $323,000 in the same period in 2007. Research and development expenses as a percentage of revenue were 2% in both the six months ended June 30, 2008 and 2007. The increase is primarily due to an increase in telecommunication and compensation-related expenses.

General and administrative expenses increased $277,000, or 11%, to $2.8 million in the six months ended June 30, 2008 compared to $2.5 million in the same period in 2007. The increase is due primarily to increases in healthcare insurance costs and expenses related to restating our financial statements, offset by decreased use of contractor services and lower rent expense. General and administrative expenses as a percentage of revenue were 12% both the six month periods ended June 30, 2008 and June 30, 2007.

Depreciation and amortization expense was relatively unchanged at $397,000 in the six months ended June 30, 2008 compared to $406,000 in the same period in 2007.

Interest and other expenses decreased $174,000, or 92%, to $16,000 in the six months ended June 30, 2008 compared to $190,000 in the same period in 2007. The decrease is due primarily to a reduction in the amount of debt outstanding during the six months ended June 30, 2008 compared to the same period of 2007.

The income tax provision of $1.6 million for the six months ended June 30, 2008 results from a current provision of $192,000 related to federal alternative minimum tax and state income tax in states where net operating loss carryforwards are not available and deferred expense of $1.4 million related primarily to the utilization of net operating loss carryforwards. The net income tax provision of $22,000 for the six months ended June 30, 2007 resulted primarily from state income tax provisions for states in which net operating loss carryforwards were not available.

Liquidity and Capital Resources

As of June 30, 2008, the Company had cash and cash equivalents of $8.2 million, working capital of $12.4 million, availability of approximately $3.6 million on its revolving promissory note based on eligible accounts receivable and $2.0 million available on its acquisition term loan facility. See Note 5 to the Consolidated Financial Statements.

Cash provided by operating activities was $4.9 million for the six months ended June 30, 2008 compared to $3.2 million for the six months ended June 30, 2007. The improvement was due primarily to improved profitability before income taxes and improved collection of receivables.

Cash used in investing activities was $464,000 for the six months ended June 30, 2008, compared to $863,000 for the six months ended June 30, 2007. In 2007, the company purchased OTP for $550,000 plus acquisition costs; there was no similar acquisition during the same period of 2008.

Cash used in financing activities was $1.2 million for the six months ended June 30, 2008, consisting of a $1.2 million principal repayment on the MDI promissory note and a $110,000 repayment on the OTP promissory note, offset by proceeds of $59,000 from the exercise of stock options. For the six months ended June 30, 2007, cash used in financing activities was $1.4 million consisting of net repayments on the HFG credit facility of $1.2 million and a $1.2 million repayment on the MDI promissory note, offset by proceeds of $941,000 from the exercise of stock options.

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

The Company had no material exposure to market risk from derivatives or other financial instruments as of June 30, 2008.

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

During the second quarter of 2008, our management reevaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal controls described below.

A material weakness in internal control over financial reporting (as defined in paragraph A7 of Auditing Standard No. 5 of the Public Company Accounting Oversight Board) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

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

From time to time, we are a party to litigation. We were not party to any material litigation during the quarter ended June 30, 2008.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 9, 2008. The stockholders voted on the following proposals and the results of the voting are presented below.

1.	To elect a Board of Directors consisting of seven members to hold office until the next annual meeting of stockholders or until their successors are elected and qualified.

Nominee	Votes For	Votes Withheld
Joseph G. Bleser	7,367,852	121,151
Joseph P. Clayton	7,170,635	318,368
James D. Edwards	7,373,452	115,551
Larry G. Gerdes	7,359,032	129,971
Walter S. Huff Jr.	7,357,730	131,273
Sidney V. Sack	7,169,985	319,018
Charles E. Thoele	7,164,745	324,258

2.	To ratify the appointment of Grant Thornton LLP as independent public accountants to audit the accounts of the Company for the year ending December 31, 2008. The stockholders ratified said appointment with 7,384,348 votes FOR, 104,305 votes AGAINST and 350 ABSTAINING.

Item 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	8-K	000-18217	3 (a)	December 19, 2007

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

August 8, 2008	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)