Form 10-Q
period 2008-09-30
TRANSCEND SERVICES INC
filed 2008-11-10
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at October 31, 2008
Common Stock, $.05 par value	8,448,492

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Rounded to the nearest thousand)

	September 30, 2008 (unaudited)	December 31, 2007 (as restated)
ASSETS
Current assets:
Cash and cash equivalents	$10,101,000	$4,996,000
Accounts receivable, net of allowance for doubtful accounts of $124,000 and $85,000 at September 30, 2008 and December 31, 2007, respectively	5,329,000	5,092,000
Deferred income tax, net	1,169,000	2,704,000
Prepaid expenses and other current assets	294,000	289,000

Total current assets	16,893,000	13,081,000
Property and equipment:
Computer equipment	3,804,000	3,507,000
Software	2,667,000	3,222,000
Furniture and fixtures	487,000	399,000

Total property and equipment	6,958,000	7,128,000
Accumulated depreciation and amortization	(5,344,000)	(5,738,000)

Property and equipment, net	1,614,000	1,390,000
Intangible assets:
Goodwill	4,727,000	4,701,000
Other intangible assets	795,000	795,000

Total intangible assets	5,522,000	5,496,000
Accumulated amortization	(490,000)	(371,000)

Intangible assets, net	5,032,000	5,125,000
Deferred income tax, net	326,000	866,000
Other assets	222,000	287,000

Total assets	$24,087,000	$20,749,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$873,000	$625,000
Accrued compensation and benefits	1,447,000	1,449,000
Promissory notes payable to related parties	—	1,167,000
Promissory notes payable	110,000	165,000
Other accrued liabilities	714,000	856,000

Total current liabilities	3,144,000	4,262,000
Long term liabilities:
Revolving promissory note	4,000	4,000
Promissory notes payable	706,000	839,000
Other liabilities	—	10,000

Total long term liabilities	710,000	853,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.05 par value; 15,000,000 shares authorized at September 30, 2008 and December 31, 2007; 8,448,000 and 8,435,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	423,000	422,000
Additional paid-in capital	30,311,000	29,992,000
Retained deficit	(10,501,000)	(14,780,000)

Total stockholders’ equity	20,233,000	15,634,000

Total liabilities and stockholders’ equity	$24,087,000	$20,749,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and rounded to the nearest thousand)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenue	$12,161,000	$10,629,000	$35,863,000	$31,570,000
Direct costs	7,643,000	7,048,000	22,788,000	21,588,000

Gross profit	4,518,000	3,581,000	13,075,000	9,982,000
Operating expenses:
Sales and marketing	309,000	87,000	798,000	383,000
Research and development	230,000	151,000	763,000	474,000
General and administrative	1,474,000	1,364,000	4,245,000	3,857,000
Depreciation and amortization	208,000	202,000	605,000	608,000

Total operating expenses	2,221,000	1,804,000	6,411,000	5,322,000

Operating income	2,297,000	1,777,000	6,664,000	4,660,000
Interest (income) expense, net	(13,000)	38,000	3,000	228,000

Income before income taxes	2,310,000	1,739,000	6,661,000	4,432,000
Income taxes	826,000	83,000	2,382,000	106,000

Net income	$1,484,000	$1,656,000	$4,279,000	$4,326,000

Basic earnings per share:
Net earnings per share	$0.18	$0.20	$0.51	$0.53

Weighted average shares outstanding	8,448,000	8,370,000	8,448,000	8,210,000

Diluted earnings per share:
Net earnings per share	$0.17	$0.19	$0.49	$0.50

Weighted average shares outstanding	8,835,000	8,887,000	8,822,000	8,723,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited and rounded to the nearest thousand)

	Number of Shares Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Total Stockholders’ Equity
Balance, December 31, 2007 (as restated)	—	$—	8,435,000	$422,000	$29,992,000	$(14,780,000)	$15,634,000

Net income	—	—	—	—	—	4,279,000	4,279,000
Issuance of common stock from stock incentive plans	—	—	21,000	1,000	60,000	—	61,000
Share-based expense	—	—	—	—	259,000	—	259,000
Share retirement	—	—	(8,000)	—	—	—	—

Balance, September 30, 2008	—	$—	8,448,000	$423,000	$30,311,000	$(10,501,000)	$20,233,000

The accompanying notes are an integral part of this consolidated financial statement.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and rounded to the nearest thousand)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$4,279,000	$4,326,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,075,000	—
Depreciation and amortization	605,000	608,000
Equity-based compensation	259,000	207,000
Employment credits – debt forgiveness	(23,000)	(48,000)
Changes in assets and liabilities
Accounts receivable, net	(237,000)	(513,000)
Prepaid expenses and other current assets	(5,000)	(227,000)
Other assets	65,000	10,000
Accounts payable	248,000	707,000
Accrued and other liabilities	(149,000)	11,000

Total adjustments	2,838,000	1,131,000

Net cash provided by operating activities	7,117,000	5,457,000

Cash flows from investing activities:
Capital expenditures	(701,000)	(503,000)
Purchase of business, net of cash acquired	(40,000)	(562,000)

Net cash used in investing activities	(741,000)	(1,065,000)

Cash flows from financing activities:
Proceeds from stock options and other issuances	61,000	1,015,000
Repayment of promissory notes payable to related parties	(1,167,000)	(1,105,000)
Repayment of promissory notes payable	(165,000)	—
Proceeds from revolving promissory notes	—	520,000
Repayment of revolving promissory notes	—	(1,670,000)

Net cash used in financing activities	(1,271,000)	(1,240,000)

Net change in cash and cash equivalents	5,105,000	3,152,000
Cash and cash equivalents at beginning of period	4,996,000	215,000

Cash and cash equivalents at end of period	$10,101,000	$3,367,000

Supplemental cash flow information:
Cash paid for interest to related parties	$59,000	$114,000
Cash paid for interest	$54,000	$149,000
Cash paid for income taxes	$250,000	$73,000

Non-cash investing and financing activities:
Additional contingent consideration accrued for previous acquisition	$26,000	$—
Promissory note issued in connection with the acquisition of OTP	$—	$330,000
Common stock issued in connection with the acquisition of OTP	$—	$220,000
Cashless exercise of warrants	$—	$225,000

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of SFAS No. 115. This Statement, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year, permits companies to measure financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities without having to apply complex hedge accounting provisions. The Company did not elect the fair value option for any of its existing financial instruments as of September 30, 2008 and has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement retains the fundamental requirements in SFAS 141, Business Combinations. However, SFAS 141(R) requires that acquisition costs be recognized separately from the acquisition and also requires the recognition of assets and liabilities assumed arising from contractual contingencies as of the acquisition date. SFAS 141(R) is effective for our fiscal year beginning January 1, 2009. This Statement amends FASB Statement No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Statement also requires that a Company account for the potential tax effects of temporary differences, carryforwards, and any income tax uncertainties of an acquiree that exist at the acquisition date or that arise as a result of the acquisition in accordance with Statement 109, as amended, and related interpretative guidance, including FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The adoption of SFAS 141(R) will likely have a significant impact on our accounting for any acquisitions completed after the effective date of the pronouncement.

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

On December 31, 2005, the Company purchased the assets of PracticeXpert, Inc. for $40,000, with earnout potential of an additional $460,000. To date, $45,000 in additional earnout has been accrued under the agreement. The earnout period ends on February 14, 2009.

3. MAJOR CUSTOMERS

No single customer accounted for greater than 10% of total revenue for the three and nine months ended September 30, 2008 and 2007. The Company provides medical transcription services under individual contracts to customers that are members of a group of hospitals. Revenue attributable to members of this group comprised 20% and 22% of the Company’s total revenue for the three months ended September 30, 2008 and 2007, respectively, and 22% and 23% of the Company’s total revenue for the nine months ended September 30, 2008 and 2007, respectively.

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

Other Intangible Assets

(rounded to the nearest thousand)

		September 30, 2008 (unaudited)			December 31, 2007
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants-not-to-compete	5	$50,000	$36,000	$14,000	$50,000	$29,000	$21,000
Customer relationships	5	745,000	454,000	291,000	745,000	342,000	403,000
Total intangible assets		$795,000	$490,000	$305,000	$795,000	$371,000	$424,000

5. BORROWING ARRANGEMENTS

Revolving promissory note and term loan

The Company maintains a $5.6 million credit facility with Healthcare Finance Group (“HFG”), which matures on December 30, 2009 and is comprised of up to $3.6 million on an accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. As a part of the agreement with HFG, the Company issued a warrant to HFG to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share. The fair value of the warrant at grant date was estimated to be $74,000 and is being amortized into interest expense over the life of the credit facility. On June 20, 2007, HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock in a cashless exercise. Borrowings bear interest at LIBOR plus 4% (6.49% as of September 30, 2008), are secured by accounts receivable and other Company assets and require that the Company maintain certain financial and other covenants. The balance outstanding under the revolving promissory note was $4,000 at September 30, 2008 and December 31, 2007. There was no balance outstanding on the term loan as of September 30, 2008 and December 31, 2007.

On January 16, 2007, the Company borrowed $520,000 from HFG against its term loan availability to fund the cash portion of the OTP acquisition. The term loan requires the principal to be repaid in 36 equal monthly installments beginning May 1, 2007. On May 22, 2007, the Company prepaid the balance of the term loan in full.

As of September 30, 2008, $2.0 million was available for borrowing under the HFG term loan and $3.6 million was available under the HFG revolving promissory note.

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

DCOA Promissory Note

On April 6, 2005, the Company fulfilled the prerequisites for receiving the proceeds under a promissory note dated March 1, 2005 payable to the Development Corporation of Abilene, Inc. (“DCOA”) in the principal amount of $1.0 million (the “Promissory Note”). The Promissory Note relates to the Agreement for Financial Assistance by and between DCOA and

Transcend effective as of March 1, 2005 that was approved by DCOA on March 4, 2005 and amended on June 6, 2006 (collectively, the “Agreement”). Under the terms of the Agreement, DCOA shall provide up to $2.0 million of interest-free, secured loans to Transcend (the “Loans”). In return, Transcend established and operated a medical transcription training center and regional office in Abilene, Texas. In addition, Transcend shall recruit, hire and train up to 208 medical transcription professionals, the majority of whom shall be recruited from Abilene or the area surrounding Abilene, as defined in the Agreement. Through March 31, 2008, the latest date for which data has been certified by DCOA, Transcend has trained and hired 90 medical transcription professionals. DCOA shall offer the Loans to Transcend in two increments of $1 million each in return for Transcend recruiting, hiring and training up to 104 medical transcription professionals for each Loan. The Promissory Note is the first such Loan.

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

Transcend and DCOA intend for the Promissory Note to be paid by Transcend using quarterly training credits and annual job creation/retention incentive credits provided to Transcend by DCOA as defined in the Agreement. Principal reductions of the Promissory Note shall be effected through quarterly training credits and annual earned job creation incentive credits, not cash, as follows: (1) $25,000 per month for the first nine months of the Agreement provided that 15 employees are hired by Transcend during that period; (2) a quarterly training credit equal to 50% of the total wages paid to newly hired Medical Language Specialists (“MLS”) during their probationary period (not to exceed $4,000 per MLS); and (3) an annual job creation incentive credit of between 10% and 12% of compensation for the year for each full time equivalent employee (FTE), with cumulative per FTE credits capped at 30% to 35% of the FTE’s annual compensation (depending on the FTE’s compensation band) for FTEs hired on or before March 31, 2010.

As of September 30, 2008, Transcend has earned credits of $349,000, reducing the principal balance on the Promissory Note to $651,000. These credits are reported as reductions of direct operating costs. In July 2007, the Company closed the regional office and modified the training program to allow trainees to work from home, thereby eliminating the need for a physical office presence in Abilene. The principal balance of the Promissory Note, if any, remaining on March 1, 2013 is payable in cash by Transcend.

OTP Promissory Note

On January 16, 2007, the Company entered into a three year, $330,000 unsecured promissory note in conjunction with the purchase of OTP. The note bears interest at 5.0% and the principal is to be repaid as follows: $110,000 on January 16, 2008; $55,000 on July 16, 2008; $55,000 on January 16, 2009; $55,000 on July 16, 2009 and $55,000 on January 16, 2010. As of September 30, 2008, the balance of the promissory note was $165,000.

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

7. STOCK-BASED COMPENSATION

The Company has five stockholder-approved stock incentive plans (the “Plans”) for its key employees, directors and key consultants. The Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and in the case of the plan approved by the shareholders on May 10, 2007, restricted stock units and stock appreciation rights. The Company intends to grant new awards under the 2007 stock incentive plan only. The options are granted at fair market value, as defined in the option agreement, on the date of grant. There were 68,926 options available for issuance at September 30, 2008.

On January 1, 2006, the Company adopted, using a modified version of prospective application, SFAS No. 123(R), Share Based Payment (“SFAS 123(R)”). This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions used for all options granted during the quarter ending September 30, 2008: dividend yield of 0%; volatility of 107.62%; risk-free interest rate of 2.89%; expected forfeiture rate of 50%; a weighted average exercise price of $11.75; and a weighted average expected life of 4.00 years.

Transactions involving Company stock options for the nine months ended September 30, 2008 were as follows:

	Number of Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2007	626,667	$4.68	7.8 years
Granted	253,000	$10.96
Forfeited	(5,250)	$4.72
Exercised	(21,650)	$2.82
Outstanding at September 30, 2008	852,767	$6.59	7.8 years	$3,326,000

*	The aggregate intrinsic value is based on a closing stock price of $10.49 as of September 30, 2008.

The Company recognized equity-based compensation and other expense of approximately $112,000 and $259,000 for the three and nine months ended September 30, 2008, respectively, and $70,000 and $172,000 for the three and nine months ended September 30, 2007, respectively. As of September 30, 2008, the Company had approximately $1,128,000 of future compensation expense which it expects to record in its statements of operations through 2012.

8. INCOME TAXES

Total net deferred tax assets as of September 30, 2008 of $1.5 million result primarily from the federal net operating loss carryforwards. At the end of 2007, the Company reversed all but $219,000 of its valuation allowance against its net deferred tax assets at December 31, 2007 based upon its determination that the realization of the federal net operating loss carryforwards in the future was sufficiently predictable. The valuation allowance was reduced to $162,000 at June 30, 2008 and further reduced to $62,000 as of September 30, 2008. based on increased profitability in certain states where the state net operating loss carryforwards were reserved. The Company’s effective income tax rate was approximately 36% for the three and nine months ended September 30, 2008. However, the cash actually expended for income taxes will be nominal until the net operating loss carryforwards are fully utilized. The Company is subject to federal alternative minimum tax and income tax in certain states where net operating loss carryforwards are not available.

During the quarter ended June 30, 2008, we determined that the $1.8 million gain realized by HFG on the exercise of their warrants in 2007 is not deductible by the Company. This $1.8 million gain was previously included in our federal net operating loss carryforwards and recorded as a deferred tax asset. In addition, the $1.8 million benefit was also recorded as a deferred tax liability since the tax deduction related to these equity-based awards exceeded the cumulative cost recognized for the awards. Typically, this deferred tax liability would be recorded as a credit to additional paid-in capital; however, since the Company had net operating loss carryforwards, the benefit was recorded as a deferred tax liability. This conclusion reduces the amount of federal net operating loss carryforwards available as of December 31, 2007 from $15.7 million, as previously reported, to $13.9 million. Similarly, this change reduces the amount of federal net operating loss carryforwards available as of March 31, 2008 from $13.5 million, as previously reported, to $11.7 million. However, the net deferred tax assets presented on our balance sheet at December 31, 2007 and March 31, 2008 are unaffected by this change due to the reversal of both the related deferred tax asset and the deferred tax liability. During the second and third quarters of 2008, the federal net operating loss carryforwards were further reduced by $5.0 million due to taxable income generated during these quarters, bringing federal net operating loss carryforwards at September 30, 2008 to approximately $6.7 million available to offset future taxable income.

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

Goodwill and Intangible Assets. As of September 30, 2008, we had goodwill and net intangible assets at carrying amounts of $4.7 million and $305,000, respectively. The total of $5.0 million represents approximately 21% of total assets as of September 30, 2008. Our intangible assets are amortized over their estimated useful lives. We review goodwill and intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, we calculate the fair value of the reporting units to which the goodwill and intangibles relate based on the present value of estimated future cash flows. The approach utilized is dependent on a number of factors including estimates of future revenues and costs, appropriate discount rates and other variables. We base our estimates on assumptions that we believe to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates.

Deferred Taxes. As of September 30, 2008, we have net deferred tax assets of $1.5 million, resulting primarily from federal net operating loss carryforwards of $6.7 million. Deferred tax assets represent future tax benefits we expect to realize. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, “Accounting for Income Taxes,” requires us to record a valuation allowance against any deferred income tax benefits that we believe may not be realized. We use current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. As of December 31, 2007, we determined that, except for deferred tax assets related to certain state net operating loss carryforwards, we will more likely than not be able to utilize our deferred tax benefits in the future and accordingly, we reduced the valuation allowance to $219,000. The valuation allowance was reduced to $162,000 as of June 30, 2008 and further reduced to $62,000 as of September 30, 2008 based on increased profitability in certain states where the net operating loss carryforwards were reserved.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue increased $1.5 million, or 14%, to $12.2 million in the quarter ended September 30, 2008 compared to revenue of $10.6 million in the same period in 2007. The $1.5 million increase in revenue is attributable to revenue from new customers of $1.5 million and increased revenue from existing customers of $416,000, offset by a decrease in revenue of $413,000 from customers who terminated their contracts.

Direct costs increased $595,000, or 8%, to $7.6 million in the quarter ended September 30, 2008 compared to $7.0 million in the same period in 2007. Direct costs include costs attributable to compensation for transcriptionists, recruiting, management, customer service, technical support for operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcriptionist compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

Direct costs decreased to 63% of revenue in the quarter ended September 30, 2008 from 66% in the same period of 2007. The decrease in costs as a percentage of revenue is due primarily to the growth of semi-variable direct costs of operations at a slower rate than the rate of revenue growth, cost savings that resulted from the rollout of the Company’s speech recognition-enabled BeyondTXT platform and the use of offshore transcription resources.

Gross profit increased $937,000, or 26%, to $4.5 million in the quarter ended September 30, 2008 compared to $3.6 million in the same period in 2007. Gross profit as a percentage of revenue increased to 37% in the quarter ended September 30, 2008 compared to 34% in the same period in 2007 (see direct costs discussion).

Sales and marketing expenses increased $222,000, or 255%, to $309,000 in the quarter ended September 30, 2008, compared to $87,000 in the same period of 2007. Sales and marketing expenses as a percentage of revenue were 3% and 1% in the quarters ended September 30, 2008 and 2007, respectively. The increase in sales and marketing expense is primarily due to hiring three additional sales resources in 2008 and increased marketing activities.

Research and development expenses increased $79,000, or 52%, to $230,000 in the quarter ended September 30, 2008 compared to $151,000 in the same period in 2007. Research and development expenses as a percentage of revenue were 2% and 1% in the quarters ended September 30, 2008 and 2007, respectively. The increase is primarily due to an increase in telecommunication and compensation-related expenses.

General and administrative expenses increased $110,000, or 8%, to $1.5 million in the quarter ended September 30, 2008 compared to $1.4 million in the same period in 2007. The increase is due primarily to increased legal and audit expense as well as increased healthcare insurance costs. General and administrative expenses as a percentage of revenue were 12% and 13% in the three month periods ended September 30, 2008 and 2007, respectively.

Depreciation and amortization expense was relatively unchanged at $208,000 in the quarter ended September 30, 2008 compared to $202,000 in the same period in 2007.

Interest and other expenses improved from $38,000 of expense in the third quarter of 2007 to $13,000 of income in the quarter ended September 30, 2008. The improvement is due primarily to a reduction in the amount of debt outstanding during the three months ended September 30, 2008 compared to the same period of 2007, along with a significant increase in cash and cash equivalents versus prior year which drove interest income higher.

The income tax provision of $826,000 for the three months ended September 30, 2008 results from a current provision of $222,000 related to the 2007 return to provision true-up and 2008 federal alternative minimum tax and state income tax in states where net operating loss carryforwards are not available and deferred expense of $705,000 related primarily to the utilization of net operating loss carryforwards, offset by a reduction in the valuation allowance for deferred income tax assets of $101,000. The net income tax provision of $83,000 for the three months ended September 30, 2007 resulted primarily from state income tax provisions for states in which net operating loss carryforwards were not available and alternative minimum taxes.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue increased $4.3 million, or 14%, to $35.9 million in the nine months ended September 30, 2008 compared to revenue of $31.6 million in the same period in 2007. The $4.3 million increase in revenue is attributable to revenue from new customers of $3.2 million and increased revenue from existing customers of $2.3 million, offset by a decrease in revenue of $1.2 million from customers who terminated their contracts.

Direct costs increased $1.2 million, or 6%, to $22.8 million in the nine months ended September 30, 2008 compared to $21.6 million in the same period in 2007. Direct costs include costs attributable to compensation for transcriptionists, recruiting, management, customer service, technical support for operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcriptionist compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

Direct costs decreased to 64% of revenue in the nine months ended September 30, 2008 from 68% in the same period of 2007. The decrease in costs as a percentage of revenue is due primarily to cost savings that resulted from the rollout of the Company’s speech recognition-enabled BeyondTXT platform and the use of offshore transcription resources.

Gross profit increased $3.1 million, or 31%, to $13.1 million in the nine months ended September 30, 2008 compared to $10.0 million in the same period in 2007. Gross profit as a percentage of revenue increased to 36% in the nine months ended September 30, 2008 compared to 32% in the same period in 2007 (see direct costs discussion).

Sales and marketing expenses increased $415,000, or 108%, to $798,000 in the nine months ended September 30, 2008, compared to $383,000 in the same period of 2007. Sales and marketing expenses as a percentage of revenue were 2% and 1% in the nine months ended September 30, 2008 and 2007, respectively. The increase in sales and marketing expense is primarily due to hiring three additional sales resources in 2008 and increased marketing activities.

Research and development expenses increased $289,000, or 61%, to $763,000 in the nine months ended September 30, 2008 compared to $474,000 in the same period in 2007. Research and development expenses as a percentage of revenue were 2% in both the nine months ended September 30, 2008 and 2007. The increase is primarily due to an increase in telecommunication and compensation-related expenses.

General and administrative expenses increased $388,000, or 10%, to $4.2 million in the nine months ended September 30, 2008 compared to $3.9 million in the same period in 2007. The increase is due primarily to increases in healthcare insurance costs and expenses related to amending our 2007 10-K. General and administrative expenses as a percentage of revenue were 12% both the nine month periods ended September 30, 2008 and September 30, 2007.

Depreciation and amortization expense was relatively unchanged at $605,000 in the nine months ended September 30, 2008 compared to $608,000 in the same period in 2007.

Interest and other expenses decreased $225,000, or 99%, to $3,000 in the nine months ended September 30, 2008 compared to $228,000 in the same period of 2007. The decrease is due primarily to a reduction in the amount of debt outstanding during the nine months ended September 30, 2008 compared to the same period of 2007, along with a significant increase in cash and cash equivalents versus prior year which drove interest income higher.

The income tax provision of $2.4 million for the nine months ended September 30, 2008 results from a current provision of $456,000 related to the 2007 return to provision true-up and 2008 federal alternative minimum tax and state income tax in states where net operating loss carryforwards are not available and deferred expense of $2.1 million related primarily to the utilization of net operating loss carryforwards, offset by a reduction in the valuation allowance for deferred income tax assets of $158,000. The net income tax provision of $106,000 for the nine months ended September 30, 2007 resulted primarily from state income tax provisions for states in which net operating loss carryforwards were not available and alternative minimum taxes.

Liquidity and Capital Resources

As of September 30, 2008, the Company had cash and cash equivalents of $10.1 million, working capital of $13.7 million, availability of approximately $3.6 million on its revolving promissory note and $2.0 million available on its acquisition term loan facility.

Cash provided by operating activities was $7.1 million for the nine months ended September 30, 2008 compared to $5.5 million for the nine months ended September 30, 2007. The improvement was due primarily to improved profitability before income taxes.

Cash used in investing activities was $741,000 for the nine months ended September 30, 2008, compared to cash used of $1.1 million for the nine months ended September 30, 2007. In 2007, the company purchased OTP for $550,000 plus acquisition costs; there was no similar acquisition during the same period of 2008.

Cash used in financing activities was $1.3 million for the nine months ended September 30, 2008, consisting of a $1.2 million principal repayment on the MDI promissory note and a $165,000 repayment on the OTP promissory note, offset by proceeds of $61,000 from the exercise of stock options. For the nine months ended September 30, 2007, cash used in financing activities was $1.2 million, consisting of net repayments on the HFG credit facility of $1.2 million and a $1.1 million repayment on the MDI promissory note, offset by proceeds of $1.0 million from the exercise of stock options.

The Company anticipates that cash on hand, together with cash flow from operations and cash available under its credit facility should be sufficient for the next twelve months to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.

Part of the growth strategy for Transcend is the completion of acquisitions. Management believes sources of acquisition financing, including cash on hand, the $5.6 million available on the HFG credit facilities and the ability to issue Company stock, are sufficient to complete smaller acquisitions. Additional financing would be required for larger acquisitions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of September 30, 2008.

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

Changes in Internal Control over Financial Reporting

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. In April of 2008, in connection with the identification of the material weakness described above, we began the process of making improvements in our internal control. The following improvements to our internal control over financial reporting are in process:

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

From time to time, we are a party to litigation. We were not party to any material litigation during the quarter ended September 30, 2008.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended September 30, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this report.

Exhibit Number	Exhibit Description	Incorporation by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	8-K	000-18217	3 (a)	December 19, 2007

Exhibit		Incorporation by Reference
31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

November 10, 2008	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer (Principal Financial Officer)