Form 10-K
period 2008-12-31
TRANSCEND SERVICES INC
filed 2009-03-11
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 000-18217

TRANSCEND SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0378756
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Glenlake Parkway, Suite 1325, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $76.0 million as of June 30, 2008.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the latest practicable date. 8,479,492 shares of Common Stock, $0.05 par value, as of February 28, 2009.

Documents incorporated by reference: Portions of the registrant’s proxy statement filed in connection with the 2009 Annual Meeting of Stockholders are incorporated by reference herein in response to Part III of this report.

PART 1.

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K (this “Annual Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent management’s expectations, anticipations or beliefs about future events, including the Company’s operating results, financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors. Factors that might cause or contribute to such differences include, but are not limited to, those set forth in the “Risk Factors” section below and elsewhere in this Annual Report and in the Company’s other reports on Forms 8-K, 10-Q and 10-K that the Company files with the Securities Exchange Commission (“SEC”) from time to time. With respect to such forward-looking statements, the Company claims protection under the Private Securities Litigation Reform Act of 1995. The Company’s filings are available from us, and also may be examined at public reference facilities maintained by the SEC or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). In addition, factors that management is not currently aware of could harm future operating results. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report. The Company undertakes no obligation to make any revisions to the forward-looking statements or to reflect events or circumstances after the date of this Annual Report.

ITEM 1.	BUSINESS

The Company provides medical transcription services to the healthcare industry. The Company’s mission is to provide accurate documentation of the patient / medical provider encounter on-time at a fair price. Transcend’s customers include hospitals, hospital systems, multi-specialty clinics and physician group practices in the United States. Transcription services consist of three primary phases:

•

Phase I: Dictation Capture. In this phase, a physician dictates the results of a patient encounter or procedure into a number of different voice capture systems, including hand-held devices, dictation capture systems at customer sites and telephone dictation capture systems located in Transcend’s data center in Atlanta, Georgia. The result is an electronic voice file that is ready for processing.

•

Phase II: Voice to Text. Using a workflow system, voice files are either routed directly to medical language specialists (MLS) to be transcribed (typed) or are routed through speech recognition and natural language processing systems which produce a draft which is routed to the MLS for editing. In certain cases, documents are routed through quality assurance teams as well. The result is a text-based report that is ready to be returned to the customer.

•

Phase III: Distribution. Completed reports are distributed to the customer electronically and are either interfaced to the customer’s electronic medical record and/or hospital information systems, printed at the customer’s site or faxed to the customer.

The Company provides two primary medical transcription options for customers: (1) the provision of transcription services and technology using the Company’s proprietary BeyondTXT workflow platform or (2) the provision of transcription services using the customer’s proprietary or licensed third party transcription system. If the customer does not have its own transcription technology or no longer has the desire or resources to maintain and upgrade the technology they do have in place, the BeyondTXT platform provides a turnkey solution. If the customer has invested in their own transcription technology and wishes to keep their system in place, the Company’s transcriptionists access the system and perform all transcription services using the customer’s system. Management believes that our ability to serve a customer regardless of their use or non-use of our platform is an important factor in our success. As of December, 2008, approximately 65% of the Company’s total volume was processed on the BeyondTXT platform and 35% was processed on other platforms.

INDUSTRY OVERVIEW

Medical transcription is either performed in-house by hospital or clinic personnel or outsourced to local, regional, national or offshore vendors. Hospitals and clinics may choose to outsource for many reasons: (1) the shortage of qualified medical transcriptionists; (2) the unique and burdensome management challenges of managing a 24/7 operation that must deliver critical patient care information quickly; and (3) the high cost of equipping in-house personnel with the hardware, software and support necessary for their jobs. Successful transcription companies make use of technological advances in Internet access, speech recognition, security, software and hardware that allow remotely located, highly trained personnel to function as well as (or better than) in-house employees. Management believes that the principal historical competitive factors of price, accuracy and turnaround time are expanding to include other factors such as speech recognition capability, electronic security, hardware redundancy (to protect against data loss) and data integration. In addition, management believes that the ability to recruit, train and, most importantly, manage personnel nationally and internationally will lead to further outsourcing, and that only those companies prepared to compete using resources outside the customer’s local market will prosper.

The market for medical transcription services is sizable. The total annual market potential for medical transcription is estimated to be $12 billion, of which an estimated $5 billion is outsourced. These figures include not only hospitals, but also physicians’ offices and clinics. The Company focuses primarily on the hospital market. There are approximately 4,900 community-based hospitals in the U.S. (hospitals accessible by the general public) with approximately 800,000 beds that comprise the Company’s primary target market. If the average annual market value of transcription services per hospital is $400,000 (our estimate), the Company’s primary target market is approximately $2.0 billion. The market is highly competitive and fragmented, with several thousand transcription services companies nationally. Management believes only a dozen or so competitors have revenue in excess of $15 million.

Demand for medical transcription services is growing as the demand for healthcare services increases. Macro-economic trends such as the aging of the baby boomer generation are projected to have a major impact on the demand for healthcare services in general and should lead to a corresponding increase in the demand for medical transcription services.

The healthcare industry continues to undergo rapid change. Government regulation and managed care have increased the focus on quality of care, quality of data, billing compliance and patient privacy. The current administration has placed an emphasis on the expansion of the electronic medical record. It remains to be seen exactly how this emphasis will impact the healthcare industry. Healthcare providers continue to come under increased scrutiny from regulators and third-party payers. Further, the security and confidentiality requirements of the Health Insurance Portability and Accountability Act (“HIPAA”) have provided us with an opportunity to differentiate Transcend from those unable to invest the time and technologies necessary to ensure HIPAA compliance. Reimbursement pressures from managed-care growth have fueled industry consolidation and the formation of various types of healthcare provider groups, from integrated delivery networks to managed service organizations. Documentation requirements have significantly increased, resulting in an increase in the need for dictation and transcription of medical encounters. As a result of breakthroughs in technology, telecommunications, and new applications (such as speech recognition tools), specialized healthcare service companies like ours are raising the bar on service and helping healthcare providers stay competitive and enhance patient care.

HISTORY OF THE COMPANY

We were incorporated in California in 1976 as TriCare, Inc. (“TriCare”) and reorganized as a Delaware corporation in 1988. TriCare completed an initial public offering of its shares in 1990. In 1995, the Company acquired Transcend Services, Inc., then a Georgia corporation, by the merger of Transcend Services, Inc. into TriCare and changed the name to Transcend Services, Inc. The historical financial statements of the former Transcend Services, Inc. became the financial statements of the Company and include the businesses of both companies as of the effective date of the merger. Between 1993 and 1995, the Company acquired five medical transcription companies.

In 1999, management’s plan to restructure the business to focus on medical transcription using the Company’s Internet-based transcription technology was launched. Between 1999 and 2002, three businesses were sold that were deemed no longer a part of the Company’s business strategy. These sales included:

•	certain transcription operations and contracts that operated using technologies other than the Company’s Internet-based transcription technology, in 1999;

•	the CodeRemote business, which provided remote coding services, in 2000;

•	the Co-Sourcing business, which provided on-site management of hospital medical records operations, in 2000; and

•	certain assets and the operations of a wholly-owned subsidiary, Cascade Health Information Software, Inc., in 2002.

As a result of these transactions, the Company now operates in one reportable business segment as a provider of medical transcription services to the healthcare industry.

In 2004, the Company introduced the BeyondTXT transcription workflow platform.

On January 31, 2005, the Company acquired Medical Dictation, Inc., (MDI), a Florida-based medical transcription services company. During 2005, the Company’s field operations were reorganized to form customer-centric teams that are responsible for all aspects of production, quality and customer care. Effective December 30, 2005, certain assets of the transcription business unit of PracticeXpert were purchased.

By early 2006, the Company began processing significant volume through the Company’s speech recognition solution and, throughout 2006, 2007 and 2008, have steadily increased the percentage of work which is electronically converted and then edited versus transcribed (typed) from recorded speech. In mid-2006, a portion of work began to be processed offshore through partners in India. Volume processed offshore has gradually increased since then.

On January 16, 2007, the Company purchased certain assets of OTP Technologies, Inc. (OTP), a Chicago area medical transcription company, for a purchase price of $1,110,000.

On January 1, 2009, the Company purchased certain assets of DeVenture Global Health Partners (“DeVenture”), a Canton, Ohio based medical transcription company, for a base purchase price of $4,250,000 plus potential consideration based on results for the first six months of 2009. The Company does not currently expect to pay any additional potential consideration.

BUSINESS STRATEGY

Transcend’s sole focus is providing medical transcription services to the healthcare industry. The Company’s strategy is to succeed in the marketplace by successfully executing six key strategies.

1.	Provide unparalleled service to customers

2.	Increase market penetration

3.	Sustain technological leadership

4.	Attract and retain talented professionals in the U.S.

5.	Increase utilization of offshore resources

6.	Successfully complete and integrate acquisitions.

1. Provide Unparalleled Service to Customers

The key to the Company’s success will always lie first and foremost in providing excellent service to customers. The Company retained 98% of customers in 2007 and 2008, which is believed to be superior to most of our competitors. Management believes that customers who are consistently receiving high quality documents on time at a fair price are likely to remain our customers year after year. Satisfied customers provide sales leads and referrals that help us drive new business. Accordingly, the Company has an ongoing program to monitor and improve customer satisfaction which includes continuous monitoring of transcription production statistics relative to contracted standards, periodic customer surveys and a dedicated regional operations support organization that maintains regular (often daily) contact with customers. Management believes that regional operations managers provide a competitive advantage in sustaining customer satisfaction. As our regional operations managers typically come from a transcriptionist background, they possess the expertise to continuously improve quality. In addition, they provide customers a central contact person in the organization who is directly responsible for resource scheduling and quality control and can quickly resolve any issues that arise. The Company practices continuous quality improvement with the goal of improving the level of service over time.

2. Increase Market Penetration

The transcription industry is large and highly fragmented. In addition, it is currently estimated that 60% of transcription volume is still performed in-house. As a result, management believes that the Company is well-positioned to increase market share both by winning contracts with hospitals who are now actively considering an outsourced solution and by taking business from competitors. Management believes that the level of service provided by many of the Company’s competitors can be very inconsistent. As a result, the Company is often asked to submit proposals on new accounts where Transcend will replace a competitor. In addition, the Company believes that smaller competitors are increasingly unable to keep up with advances in technology and lack the capacity to give customers assurance that they can consistently meet turnaround time requirements. As a result, the Company frequently wins new customer accounts from customers who have outgrown the capabilities of their smaller providers. The Company’s tested and proven infrastructure enables it to serve substantially more customers without a significant increase in fixed costs. While continuing to focus on day-to-day customer satisfaction, the Company intends to add new accounts to the existing customer base to efficiently utilize the capacity of the infrastructure and established customer-oriented support organization.

The Company intends to grow by focusing the sales team on potential new accounts and utilizing the operations management team to increase services to the existing customer base. The Company’s target market is focused on community hospitals with over 100 beds. Based on experience, this target market can realize the most benefit from services while still allowing the Company to provide superior customer service at a reasonable profit. The Company targets new business from hospitals where there is not a current relationship as well as affiliated hospitals of existing customers. A telemarketing partner is utilized to help identify hospitals within the Company’s target market that are interested in transcription services. New business leads are also generated from regional operating managers, who receive referrals from the administrators they work with daily. Management anticipates continuing to add sales resources to help deliver revenue growth.

Many hospitals are members of group purchasing organizations (“GPOs”), which provide value to their members by pre-screening the best vendors for a particular product or service and pre-negotiating terms and conditions with the vendors. The Company signed an agreement in 2008 with one 1,400 member GPO and will attempt to secure additional GPO contracts in the future in order to increase market penetration and accelerate growth.

The Company also expects to continue to win new business by working with technology partners. Technology providers, such as Nuance and 3M, license their proprietary transcription platforms to hospitals across the country and refer the transcription work to preferred service providers like us. Management believes Transcend’s size and superior customer service make the Company a preferred provider to these partners.

3. Sustain Technological Leadership

The Company intends to utilize the most effective technologies available to improve the medical transcription process and believes that the application of advanced technologies will reshape the way patient information is managed across the healthcare delivery system in the future, as well as provide margin expansion through improved business efficiencies. The Company’s telecommunications partners provide a redundant long distance and local loop solutions which help manage the goal of maintaining the maximum possible up-time for the capture of physician dictation. The Company has and will seek to continue to maintain advanced dictation capture technology at the national data center in Atlanta, Georgia.

The voice files captured are routed into BeyondTXT, the Company’s proprietary, Internet-based workflow platform. The BeyondTXT platform provides significant advantages in workflow management and production control. It also provides an excellent and efficient end-user experience, which aids recruiting efforts. The Company will continue to invest in the BeyondTXT platform to drive faster turnaround times, better workflow management and increased productivity by evaluating and implementing new technologies in the future. Management will continue to make a concerted effort to ensure that the Company’s data, and that of its customers, remains confidential and secure and that the Company’s systems comply with HIPAA and other applicable regulations.

Speech recognition technology represents a sea of change in the transcription industry. The Company has invested heavily in fully integrating speech recognition technology into the BeyondTXT platform. The Company licenses the speech recognition engine, natural language processor and various editing tools from MultiModal Technologies, a leader in the industry, under a September 2006 agreement that renews annually at Transcend’s sole option through September 2010, with the last such option period ending August 31, 2011, and thereafter if mutually agreed by both parties. The Company’s speech recognition solution requires no physician training or change in physician work habits. Voice files are collected in the same manner regardless of whether the job will be transcribed (typed) or edited using speech recognition technology. Once a physician’s voice profile is built that meets predicted quality criteria, future work from that physician is edited. When a medical language specialist is presented with a draft document, they listen to the voice file and edit the document as necessary. Their edits are fed back into the voice profile, which learns over time in order to continuously improve the quality of draft reports.

The use of speech recognition technology in BeyondTXT results in a more efficient transcription process and leads to lower direct costs and higher gross margins while allowing the Company to offer competitive pricing. The Company’s medical language specialists earn less per line of text for editing, but their increased productivity generally allows their total compensation to remain unchanged or to increase. After the cost paid to MultiModal Technologies, the Company is still able to reduce the average cost per line of text. This is a key defensive strategy against pricing pressure in the industry.

Management plans to gradually increase the percentage of voice files processed through BeyondTXT speech recognition from 24% of total volume in the fourth quarter of 2007 and 35% in the fourth quarter of 2008 to approximately 40% by the end of 2009. Longer-term, the percentage of transcription volume that is edited using speech recognition technology is dependent on such factors as the mix of transcription volume that is processed on the Company’s platform versus customer platforms, the percentage of dictators for whom high quality voice profiles can be built, and the ability to hire, train, and retain editors.

4. Attract and Retain Professional Staff

One of the Company’s critical success factors is the recruitment and retention of the industry’s best knowledge workers, including medical language specialists, application developers and service professionals. The goal is to be the best company to work for in the industry. Management believes that there will be a shortage of qualified traditional medical language specialists in the future. There are two domestic solutions to this problem. First, workers will be attracted and retained by offering competitive pay and benefits, stable and responsive management, a predictable abundance of work, a stable and efficient platform, career development opportunities and the opportunity to work from home. Second, speech recognition technology will allow us to produce the same volume of work with fewer medical language specialists due to the productivity improvements the Company is able to achieve, and may open the market to a new pool of professionals.

5. Increase Utilization of Offshore Resources

The Company operates in a global economy in which medical transcription services can be performed efficiently and cost-effectively by offshore medical transcription service organizations. Customers have differing views of offshore production. Some believe it allows them to realize improved turnaround times and sometimes obtain a lower price without sacrificing quality or security of data. Others remain committed to domestic-only medical transcription. From management’s perspective, offshore production allows the Company to improve turnaround time by providing consistent staff at night and on weekends; alleviates the need to hire as many domestic medical language specialists in a tight labor market as would otherwise be needed; and reduces cost. Management plans to meet customers’ needs by providing services using a combination of domestic and offshore labor. In July 2006, the Company began subcontracting a portion of work to offshore medical transcription firms. By the fourth quarter of 2008, the Company had increased the percentage of work processed in India to approximately 19% of total volume. Management plans to increase this percentage gradually over the next several years and believes that in the long-term (5-10 years), market demands could drive the mix closer to 50% domestic and 50% offshore, but in the intermediate term (2-5 years), the mix is expected to gradually grow to about 30% offshore and 70% domestic. The growth in offshore volume is not expected to displace the domestic workforce, which the Company expects to grow over time. At some point in the future, the Company may decide to establish a transcription operation offshore, but currently is relying on partnerships as the preferred solution.

6. Successfully Complete and Integrate Acquisitions

The Company intends to increase market share through acquisitions and believes that the Company is the third largest of the more than several thousand medical transcription providers in the United States. Technological developments such as voice recognition technology and the need to provide customers with an off-shore solution are making it increasingly difficult for smaller medical transcription businesses to compete effectively. As a result, management believes that the Company will be able to make acquisitions on an opportunistic basis that will enable it to grow the business. When the Company acquires these businesses, it is often able to add the acquired companies’ customers to the BeyondTXT platform and to eliminate a substantial portion of their overhead. It is expected that acquisitions will be financed through a combination of cash on hand, debt, and shares of the Company’s common or preferred stock.

The Company’s management team has extensive acquisition experience and the skills necessary to effectively integrate acquired companies.

SERVICES

The Company provides two primary medical transcription options for customers; (1) the Company’s proprietary BeyondTXT workflow technology and services and (2) transcription support services for customers with their own transcription systems.

The Company’s BeyondTXT system, powered by web-enabled voice and data distribution technology, allows Transcend’s home-based medical language specialists to convert physicians’ voice recordings into electronic documents. Physicians may dictate from several dictation products on the market (including handheld devices) or any phone (including hospital- or clinic-based transcription stations, an office or home-based land line, or even a cell phone). The information is securely captured in a digital format in the Company’s central voice hub in Atlanta, Georgia. The digital voice files are then compressed, encrypted and stored. The Company’s home-based medical language specialists securely access these files over the internet, play back the voice recordings using headsets and foot pedals, and either transcribe the recorded voice or edit the document created by integrated speech recognition tools to create electronic documents. The completed electronic documents are then returned to the Atlanta hub over the internet, where they may then be accessed by remote quality assurance personnel, if necessary. Completed documents are distributed securely to a variety of end-user sources including hospital information systems via electronic interface, faxes, printers and web-based consoles. Typically, documents are produced and delivered within 24 hours of the physicians’ dictation. Documents requiring faster turnaround times, many as quickly as four hours, are often priced at a premium. The Company’s transcription operations run around the clock, every day of the year.

For customers who already have their own transcription workflow system, the Company provides outsourced transcription and/or editing services on the customer’s platform. For example, the Company has a partnership with Nuance to use their eScription platform, which is a popular hosted ASP solution that can be licensed by healthcare organizations. Customers contract directly with Nuance for the system implementation and contract with us for transcription services. eScription is speech recognition-enabled, allowing the Company to provide editing services to those clients in addition to traditional typing services. The primary advantage to this business model is simplicity—there is no proprietary workflow system to develop and maintain. There is, however, less opportunity for the Company to leverage technology to improve profitability. Some customers have legacy systems they have developed themselves. Over time, the Company expects to migrate customers with outdated legacy platforms off of their own systems and onto BeyondTXT. The Company provides services on numerous platforms: other notable examples include ChartScript (a 3M platform), Dictaphone (a Nuance platform) and Meditech.

CUSTOMERS

As of December 31, 2008, the Company delivers dictation and transcription services to approximately 154 hospitals and clinics with recurring revenue generally under long-term contracts or other arrangements. The average level of annual revenue generated by each customer was approximately $316,000 in 2008. The top 10 customers accounted for approximately 27% of 2008 transcription revenue, averaging $1.3 million of revenue each.

Revenue attributable to one contract with Providence Health System—Washington for four hospitals totaled $3,728,000 $3,269,000 and $3,017,000 or 8%, 8% and 9% of total revenue for 2008, 2007 and 2006, respectively. As of December 31, 2008, the Company had separate agreements with approximately 44 customers who are owned by Health Management Associates, Inc., a single healthcare enterprise. Revenue attributable to members of Health Management Associates, Inc. comprised $10,267,000, $9,611,000 and $8,473,000 or 21%, 23% and 26% of the Company’s total revenue for 2008, 2007 and 2006, respectively.

On January 1, 2009, the Company purchased certain assets of DeVenture Global Partners, Inc. and acquired approximately 30 customers with this transaction.

SALES AND MARKETING

The Company had a fully staffed sales force during 2008, consisting of an Executive Vice President of Sales and Marketing and four Regional Sales Directors. A telemarketing firm is used to generate leads for this team. Historically, sales leads were generated from personal contacts with senior hospital executives and from client referrals. The Company’s sales organization was expanded in 2008 in the belief that growth could be accelerated. The Regional Sales Directors are focused primarily on new customer sales. Management recognizes the importance of relationship selling and referrals, therefore the operations management team, especially the Chief Operating Officer, as well as the Regional Operations Managers, are responsible for generating incremental business within the customer base.

In 2008, Transcend was the number one ranked medical transcription firm according to a key industry research firm that utilizes customer surveys to compile data. This ranking is broadly recognized and valued by hospital executives and helps ensure that customers call us when they are considering making a decision. Management is extremely proud of this honor and expects it to help the Company in its sales efforts.

In addition to leveraging the number one ranking, tactics to build visibility and attract leads include the use of a full-time lead generation firm, targeted public relations, advertising in industry trade publications, direct mailings, attending key industry trade shows, exploiting the Company’s presence on the internet and building upon existing vendor relationships and business partnerships to generate leads and/or introductions to prospects.

The Company signed an agreement in 2008 with one 1,400 member group purchasing organization (“GPO”) and will attempt to secure additional GPO contracts in the future in order to increase market penetration and accelerate growth.

COMPETITION

The Company experiences competition from many local, regional and national businesses. The medical transcription services market, which is estimated at over $5 billion in outsourced annual revenue, is highly fragmented with several thousand companies in the United States alone, ranging from sole practitioners to large public companies. The vast majority of medical transcription firms are small operations with less than $1 million in annual revenue. Management believes that there were only a dozen companies with greater than $15 million of revenue in 2006. The industry is characterized by low barriers to entry.

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

Medical transcription is either performed in-house by hospital or clinic personnel or outsourced to local, regional, national or offshore vendors. Hospitals and clinics may choose to outsource for many reasons: (1) the shortage of qualified medical transcriptionists; (2) the unique and burdensome management challenges of managing a 24 x 7 operation that must deliver critical patient care information quickly; and/or (3) the high cost of equipping in-house personnel with the hardware, software and support necessary for their jobs. Successful transcription companies make use of technological advances in internet access, speech recognition, security, software and hardware that allow remotely located, highly trained personnel to function as well as (or even better than) in-house employees. Management believes that the principal historical competitive factors of price, turnaround time and quality are expanding to include other factors such as speech recognition capability, electronic security, hardware redundancy (to protect against data loss) and data integration. In addition, management believes that the ability to recruit, train and most importantly, manage personnel nationally and internationally will lead to further outsourcing, and that only those companies prepared to compete using resources outside the customer’s local market will prosper.

Some of the larger transcription competitors include MedQuist, Spheris, CBaySystems, Webmedx, Heartland, Nuance, SPi and OSi. Over the past several years, the medical transcription industry has been undergoing consolidation by Spheris and others. In 2006, for example, Cymed was acquired by SPi, a business process outsourcing firm, which was acquired at approximately the same time by a subsidiary of a Philippines long-distance telephone company. Also, Heartland was acquired by Spryance, keeping the Heartland name. In 2008, S.A.C. Private Capital Group, LLC acquired approximately a 58% stake in CBaySystems, which in turn acquired a 70% stake in MedQuist from Philips Electronics. Also in 2008, Nuance acquired eScription, one of the leading transcription platforms marketed directly to healthcare providers.

Companies which license transcription platforms to healthcare providers can be both partners and competitors of Transcend. These solutions come from companies such as Nuance and 3M. In the area of speech recognition, Nuance is now an important partner and the Company is pursuing additional business on Nuance’s eScription platform. During 2007, the Company signed a preferred service provider agreement with 3M, and is pursuing additional business on 3M’s ChartScript platform.

GOVERNMENT REGULATION

Virtually all aspects of the practice of medicine and the provision of healthcare services are regulated by federal or state statutes and regulations, by rules and regulations of state medical boards and state and local boards of health, and by codes established by various medical associations. The Company has attempted to structure operations to comply with these regulations and is not presently subject to direct regulation as an outsourcing services provider. Future government regulation of the practice of medicine and the provision of healthcare services and software may impact the Company and require it to restructure operations in order to comply with such regulations.

Healthcare policy is a matter of national importance that receives extensive media attention. Management cannot predict what laws Congress may or may not enact in the future that will impact the Company. Generally speaking, whether the country moves toward socialized medicine or toward a free market approach, management believes the need to document patient encounters and procedures in detail will always be crucial to the delivery of patient care. In a socialized environment, additional documentation may be required to comply with federal regulations. For example, nurses’ notes are often documented on paper today. The government could mandate that nurses’ notes be included in the electronic medical record, which could in turn increase the demand for transcription. If the government mandates use of electronic medical records in some form, it is possible that the demand for transcription could increase, since the documentation of patient encounters and procedures forms a core part of the medical record.

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

The regulations governing the electronic exchange of information established a standard format for the most common healthcare transactions, including claims, remittance, eligibility and claims status. The regulations also establish national privacy standards for the protection of individually identifiable health information. A substantial part of the Company’s activities involves the receipt or delivery of confidential health information concerning patients of customers in connection with the provision of transcription services to participants in the healthcare industry. The Company intends to ensure compliance with the regulations to the extent they are applicable. The regulations may restrict the manner in which certain information is transmitted and used.

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

The Company’s Chief Operating Officer is designated as its HIPAA compliance officer and has implemented physical, technical and administrative safeguards related to the access, use and/or disclosure of individually identifiable health information to help ensure the privacy and security of this information as required by HIPAA. The Company has made and continues to make investments in systems to support customer operations that are regulated by HIPAA.

EMPLOYEES

As of December 31, 2008 the Company had 749 full-time and 423 part-time employees. These included 587 full-time and 418 part-time medical language specialists, virtually all of whom work from home. One hundred and twenty three full-time and three part-time employees work in operations to support and manage customers and medical language specialists. Thirty-nine full time employees and two part time employees work in sales, research and development, implementations, and general administrative functions. Neither the Company nor its employees are currently a party to any collective bargaining agreement. The Company has not experienced any strikes or work stoppages, and believes that relations with employees are good.

ITEM 1A.	RISK FACTORS

The Company’s business, financial condition and operating results can be affected by a number of factors, including those listed below, any one of which could cause actual results to vary materially from recent results or from anticipated future results. Any of these risks could also materially affect the business, financial condition or the price of Transcend common stock.

Risks Related to the Economy

Changes to the overall economic environment could negatively impact operating results or access to capital

Although healthcare is generally considered to be a recession-resistant industry, negative changes to the overall economic environment can impact the Company in a number of ways, including the following:

•	Reduced demand for healthcare services could result in reduced demand for transcription services;

•	Deterioration in the financial health of customers could result in greater write-offs and reduced future revenue;

•	Reduced access to capital or deterioration in terms available could result in a decreased ability to fund growth through acquisitions or increased costs related to funding such growth;

•	Deterioration in the financial health of partners could result in service or product interruptions which could negatively impact the business.

•	Changes in tax regulations could negatively impact operating results

Risks Related to the Business

The Company has a history of operating losses and an investment in Transcend common stock is speculative and involves a high degree of risk.

The Company reported net income of $1.5 million for 2006, net income of $9.7 million in 2007 (including a large one-time deferred tax asset valuation allowance adjustment) and net income of $5.8 million in 2008. However, due to previous reported net losses, an accumulated deficit of approximately $9.0 million as of December 31, 2008 was reported. As a result, there can be no assurance that the Company will be able to maintain profitability during 2009 and beyond. If the Company is unable to maintain profitability, the market price for Transcend common stock may decline, perhaps substantially. Accordingly, an investment in Transcend common stock is speculative in nature and involves a high degree of risk.

The Company’s operating results may fluctuate significantly from period to period, and this may cause Transcend stock price to decline.

Revenue and operating results have fluctuated in the past and management expects revenue and operating results to continue to fluctuate in the future. Given this fluctuation, management believes that quarter to quarter comparisons of revenue and operating results are not necessarily an accurate indicator of future performance. As a result, results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of Transcend stock would likely decline. Factors that contribute to fluctuations in the Company’s operating results include the following:

•	slowing sales to new and existing customers;

•	loss of customers;

•	volume, timing and fulfillment of customer contracts;

•	inability to control expenses;

•	acquisitions of or mergers with existing businesses, including transaction costs, which are expensed in the period incurred;

•	introduction of new products or services by the Company or its competitors;

•	seasonality in purchasing patterns of customers

•	reduction in the prices of services in response to competition or market conditions;

•	timing of significant marketing and sales promotions;

•	impairment charges against goodwill and other intangible assets;

•	write-offs of accounts receivable that are not collectible;

•	increased expenditures incurred pursuing acquisitions of businesses and/or new product or market opportunities;

•	general economic trends as they affect sales;

•	higher than anticipated unit costs related to fixed unit price contracts with customers;

•	disruptions in, or increases in costs related to, the services provided by offshore partners; and

•	failure of the telecommunications and technology infrastructure related to receiving, processing and/or distributing work.

Due to the foregoing factors, among others, the Company’s revenue and operating results may differ from forecasts. The Company’s expense levels are based in significant part on management’s expectations of future revenue, and management may not be able to reduce expenses quickly to respond to a shortfall in projected revenue. Therefore, a failure to meet revenue expectations could seriously harm operating results, financial condition and cash flows.

The Company’s ability to sustain and grow profitable operations is dependent upon the ability to maintain financing arrangements.

On December 30, 2005, the Company entered into a four year, $5.6 million credit facility with Healthcare Finance Group (HFG). The facility includes a $3.6 million accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. The credit facility requires that the Company abide by certain financial and other covenants. If the Company were unable to abide by the covenants, the Company may be in default of the credit facility and may not be able to make acquisitions that could be helpful to the business, and may not have enough resources to repay debt which could be incurred. In addition, the credit facility restricts the ability to complete large acquisitions without HFG’s consent. The Company may not be able to obtain HFG’s consent to a transaction in a timely manner, or at all, which could impede our ability to consummate an acquisition that our Board of Directors deems to be in the Company’s best interest.

The Company has grown, and may continue to grow, through acquisitions, which could dilute existing stockholders and could involve substantial integration risks.

As part of our business strategy, the Company has in the past acquired, and expects to continue to acquire, other businesses and technologies. In connection with past acquisitions, the Company issued a substantial number of shares of Transcend common stock as transaction consideration and also incurred significant debt to finance the cash consideration. The Company may continue to issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of the acquisition. The Company may also incur additional debt in connection with future acquisitions, which, if available at all, may place additional restrictions on the ability to operate the business. Furthermore, prior acquisitions required substantial integration and management efforts. Acquisitions of this nature involve a number of risks, including:

•	difficulty in transitioning and integrating the operations and personnel of the acquired businesses, including different and complex accounting and financial reporting systems;

•	potential disruption of ongoing business and distraction of management;

•	potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of finance and accounting systems;

•	difficulty in incorporating acquired technology and rights into products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	management of geographically remote offices and operations;

•	impairment of relationships with partners and customers;

•	customers delaying purchases of services pending resolution of integration between existing and newly acquired services or technology platforms;

•	entering markets or types of businesses in which management has limited experience; and

•	potential loss of customers or key employees of the acquired company.

As a result of these and other risks, the Company may not realize anticipated benefits from acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could seriously harm the business.

The ability to execute the Company’s acquisition strategy is dependent upon its ability to secure financing.

The existing credit facility with HFG, which expires on December 31, 2009, provides for up to $2.0 million of term loans to fund acquisitions. Failure to secure acquisition financing would prevent us from executing our acquisition strategy and therefore limit the ability to grow.

The ability to sustain and grow profitable operations is dependent upon the ability to retain customers.

During 2006, 2007 and 2008, the Company experienced high customer retention levels. Customer retention is largely dependent on providing quality service at competitive prices. Customer retention may also be impacted by events outside of the Company’s control such as changes in customer ownership, management or financial condition and competitors’ sales efforts. Management cannot guarantee that service levels and cost of our services will be perceived by customers as adding value sufficient to retain the business. If the Company experiences a lower than expected rate of customer retention, the resulting loss of business could adversely affect operating results and financial condition.

The ability to sustain and grow profitable operations is dependent upon the ability to sell transcription services to new customers.

The medical transcription market is highly competitive. Generally, customers change providers only when the service provided does not meet their quality standards and/or the cost of services is greater than a competitor’s prices. Management cannot guarantee the Company will be able to sell services to new customers to grow revenue. If the Company is not able to sell services to new customers successfully, operations may not be profitable. Failure to grow revenue could adversely impact operating results and financial condition.

The ability to sustain and grow profitable operations is dependent on continuing demand for traditional medical transcription services.

There are alternatives to traditional transcription. Some electronic medical record products contain “point-and-click” templates which attempt to reduce the need for transcription. These solutions are most frequently deployed in ambulatory settings (clinics and physician offices) as opposed to acute care settings (hospitals). Although the inherent complexity of documentation in the acute care setting would appear to mitigate the adoption of template-based solutions, there is no guarantee that in the future these products will not be adopted in the acute care environment. A second alternative to traditional transcription is to have physicians document patient encounters and procedures themselves by presenting them with a speech-recognized draft of their dictation and allowing them to self-edit their documents. This approach has been adopted with limited success in Radiology departments. Radiologists do not see patients, work at a computer most of the day and have short, repetitive reports, making their work more conducive to self-editing. Offsetting the savings associated with physician self-editing is the negative impact on physician patient-care productivity. Nevertheless, there is no guarantee that in the future self-editing will not become feasible in the acute care setting outside of radiology departments. There is also risk that the Company could lose some radiology revenue over time. If these transcription replacement technologies become feasible in the acute care setting and if the Company is unable to provide solutions based upon such technologies, the ability to sustain and grow profitable operations could be impaired.

Purchase accounting treatment of acquisitions or impairment of acquired intangible assets could decrease net income in the future, which could have a material and adverse effect on the market value of Transcend common stock.

Under accounting principles generally accepted in the United States of America, the Company has accounted for acquisitions using the purchase method of accounting. Under purchase accounting, the market value of Transcend common stock or other form of consideration issued in connection with the acquisition as the cost of acquiring the company or business is recorded. Then, that cost is allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as acquired technology, acquired trade names and acquired customer relationships based on their respective fair values. In 2008 and going forward, the Company expensed and will expense direct transaction costs as incurred. Intangible assets generally will be amortized over a five to ten-year period, which might make future acquisitions dilutive to earnings. Goodwill and certain intangible assets with indefinite lives are not subject to amortization but are subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. As of December 31, 2008, there are gross goodwill and other intangible assets of $5.5 million and accumulated amortization of $0.5 million. Factors which could trigger an impairment of such assets include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner of or use of the acquired assets or the strategy for the overall business;

•	significant negative industry or economic trends;

•	significant decline in Transcend stock price for a sustained period; and

•	a decline in the Company’s market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact the results of operations and financial position in the reporting period identified.

The Company may not be able to recruit and hire a sufficient number of new or replacement medical language specialists to sustain or grow the current level of revenue.

The Company cannot provide transcription services to customers within contracted delivery standards without an adequate supply of qualified medical language specialists. Medical language specialists are in short supply. The Company relies upon in-house recruiters to hire a sufficient number of qualified medical language specialists to meet current and projected needs. The Company attempts to attract and retain medical language specialists by offering competitive pay and benefits and the opportunity to work from home utilizing the Company’s Internet-based system. The Company is transitioning a significant portion of the business from transcribing (typing) to editing, which allows the Company to increase the productivity of existing personnel and attract a new supply of medical language specialists. Nonetheless, there can be no assurance that the Company will be able to hire and retain a sufficient number of medical language specialists to meet demand. Failure to do so could have a material adverse effect on the ability to undertake additional business or to complete projects in a timely manner, which could adversely affect operating results and financial condition.

The inability to attract, hire or retain the necessary technical and managerial personnel could hinder the ability to maintain technology platforms and limit the ability to provide services to customers.

The Company is heavily dependent upon the ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled technical, implementation and production management personnel who assist in the development, implementation and production management of the medical transcription service that is provided to customers. The market for such individuals is competitive. The medical transcription industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. There can be no assurance that the Company will be able to retain current personnel, or will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could hinder the Company’s ability to maintain technology platforms and limit the ability to provide services to customers.

The loss of key personnel could affect business continuity and result in a loss of significant customer relationships and institutional knowledge.

The Company’s future success depends in part on the performance of executive officers and key employees. Executive officers do not have employment agreements, nor does the Company maintain key person life insurance on the lives of any executive officer or key employees. The loss of the services of any executive officer or other key employee could affect business continuity and result in a loss of significant customer relationships and institutional knowledge.

Failure to adapt to rapid technological changes could result in a loss of market share.

The Company’s ability to remain competitive in the medical transcription industry is based on the ability to utilize technology in the services provided to customers. Accordingly, the Company has a substantial ongoing commitment to research and development. In this regard, the Company is currently investing in the integration of voice recognition and natural language processing technologies to yield faster turnaround times, better workflow management and increased productivity, all of which are essential to remain competitive. If the Company were unable to identify and implement technological changes in a timely manner, a portion of market share could be lost, which would adversely affect results of operations. Additionally, competitors may independently develop technologies that are substantially the same or superior to Transcend’s and that do not infringe the Company’s rights. In these cases, the Company would be unable to prevent competitors from utilizing, selling or licensing these similar or superior technologies.

The Company’s reliance on key third-party software could affect the ability to operate competitively.

Portions of the BeyondTXT technology were provided to us by Multimodal Technologies, Inc. under an agreement originally entered into on September 28, 2004. The original agreement was replaced by a new agreement, commencing September 1, 2006, that provides for a one-year, non-exclusive license that is renewable for up to four successive one-year periods at the Company’s option (the last such option period ending August 31,2011 and additional successive one-year periods if mutually agreed to by both parties. The inability to maintain the relationship with Multimodal Technologies, Inc. or find a suitable replacement for the technology at favorable prices or at all would adversely affect the ability to operate competitively and to meet the workload demands of the existing customer base.

Transcend’s operations depend on access to reliable voice and data networks and dictation capture systems. Any failure of more than one of these networks or systems, even for a short time, could harm the business.

The majority of the Company’s customers depend on the BeyondTXT platform, data networks and dictation capture systems being able to process voice and data files 24 hours per day, seven days per week. If voice and data networks or dictation capture systems are unavailable, the ability to transcribe documents for customers is severely limited. The Company is heavily dependent on third parties such as telecommunications providers and dictation system vendors. Although there is redundancy across these providers and systems, any failure of more than one of these networks or systems, even for a short time, could delay the ability to provide transcription services to customers. Because the timely delivery of transcription services is vital to customers, any such delay could harm the business.

The lack of a disaster recovery site could adversely affect the Company’s ability to provide continuing data processing services.

The Company is in the process of creating a disaster recovery site near Atlanta, Georgia, which is expected to be fully operational by mid-2009. In the case of a natural disaster or other disaster involving the main computer center which is hosted at a co-location facility in Atlanta, Georgia, there is currently no ability to rapidly transfer the processing of data to another site. The Company would be forced to either contract for the services of another network provider at costs significantly in excess of current expenses or reconstruct the data processing center which could take a significant amount of time. The lack of a disaster recovery site could adversely affect the ability to provide continuing operations and meet contractual obligations.

The Company operates in a highly competitive market and can make no assurance that it will be able to compete successfully against current or future competitors.

The medical transcription services market is highly fragmented and competitive, with several thousand local, regional and national companies competing in the United States alone. In addition, the medical transcription industry in the United States has experienced competition from overseas competitors. While the Company attempts to compete on the basis of fast, predictable turnaround times and consistently high accuracy and document quality, there can be no assurance that the Company will be able to compete effectively, if at all, against competitors. These competitive forces could result in loss of market share, lower margins and/or increased technology investments.

The Company operates in an environment with competitive pricing pressure and can make no assurance that it will be able to compete successfully against current or future competitors on the basis of price.

Some competitors have lower cost structures than the Company does, particularly if they are small firms or operate primarily offshore. Other competitors may be willing to accept less profitable business in order to grow revenue. It is common for competitors to offer lower prices than Transcend’s. The Company attempts to position itself in the industry as a high quality provider at a mid-level price point. Accordingly, the Company may lose business on the basis of price or be forced to lower prices to win new business. There can be no assurance that the Company will be able to compete effectively, if at all, against competitors on the basis of price. Competitive pricing pressure could result in loss of market share and lower margins.

The use of offshore medical dictation subcontracting firms exposes the Company to operational and financial risks not inherent in the United States.

As of December 31, 2008, approximately 19% of the Company’s transcription volume was subcontracted to offshore providers. As the Company increases reliance on these offshore providers, there will be increasing exposure to operational and financial risks not inherent in its United States operations. These risks include political, economic and social instability, unexpected changes in the regulatory environment, currency fluctuations (although our contracts are in U.S. dollars) and the possibility that offshore providers will be acquired by a competitor and discontinue their relationship with the Company.

The Company’s medical transcription services may be subject to legal claims for failure to comply with laws governing the confidentiality of medical records.

Healthcare professionals who use the Company’s medical transcription services deliver health information about their patients including information that constitutes a record under applicable law that the Company may store. Numerous federal and state laws and regulations, the common law and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

•	state and federal privacy and confidentiality laws;

•	contracts with customers and partners;

•	state laws regulating healthcare professionals;

•	Medicaid laws; and

•	the Health Insurance Portability and Accountability Act of 1996.

The Health Insurance Portability and Accountability Act of 1996 establishes elements including, but not limited to, federal privacy and security standards for the use and protection of protected health information. Any failure by the Company or partners to comply with applicable requirements may result in a material liability.

Although the Company has systems and policies in place for safeguarding protected health information from unauthorized disclosure, these systems and policies may not preclude claims against us for alleged violations of applicable requirements. In addition, the Company has errors and omissions insurance. There can be no assurance that the Company will not be subject to liability claims which could have a material adverse effect on the business, results of operations and financial condition.

If the Company fails to maintain adequate internal controls over financial reporting, current stockholders and potential investors could lose confidence in the Company’s financial reporting, which would harm business prospects and the trading price of Transcend stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to evaluate the effectiveness of internal controls over financial reporting as of each year-end. As described below in Item 9A, management has concluded that as of December 31, 2008, internal controls over financial reporting were effective. As of December 31, 2007, however, management concluded that, as a result of a material weakness related to accounting for income taxes, the Company did not maintain effective internal controls over its financial reporting and did not provide reasonable assurance regarding the reliability of financial reporting or the preparation of financial statements in accordance with GAAP. In addition, management may identify additional and/or different control deficiencies in the future that, individually or in the aggregate, could constitute one or more additional material weaknesses. Effective internal controls are necessary for the Company to provide reliable financial reports. If the Company cannot provide reliable financial reports, stockholder and investor confidence in the business and operating results could be negatively impacted, which could possibly have a negative impact on the trading prices of Transcend stock and could lead to litigation claims and/or regulatory proceedings against the Company. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and the Company may be required to pay damages if any such claims or proceedings are not resolved in the Company’s favor. Any litigation or regulatory proceedings, even if resolved in the Company’s favor, could result in significant legal and other expenses. Such events could harm the business, negatively affect the ability to raise capital and adversely affect the trading price of Transcend stock.

Risks Related to the Company’s Intellectual Property and Technology

Unauthorized use of the Company’s proprietary technology and intellectual property will adversely affect the business and results of operations.

Our success and competitive position depend in large part on the ability to obtain and maintain intellectual property rights protecting the Company’s services. The Company relies on a combination of copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect its intellectual property and proprietary rights. Unauthorized parties may attempt to copy aspects of the Company’s BeyondTXT platform or to obtain, license, sell or otherwise use information that management regards as proprietary. Policing unauthorized use of the Company’s products is difficult and the Company may not be able to protect technology from unauthorized use. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Although the source code for the Company’s proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management efforts.

Third parties may claim that the Company is infringing on their intellectual property, and the Company could be exposed to significant litigation or licensing expenses or be prevented from selling its products if such claims are successful.

The Company may be subject to claims of infringement or contributing to the infringement of the intellectual property rights of others. Management may be unaware of intellectual property rights of others that may cover some of the Company’s technologies. If it appears necessary or desirable, management may seek licenses for these intellectual property rights. However, the Company may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable, and the Company may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of management and key personnel from business operations. In the event of a claim of intellectual property infringement, the Company may be required to enter into costly royalty or license agreements. Third parties claiming intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block the ability to develop technologies and sell services. If the Company does not prevail in any such disputes, the Company may be unable to use certain technologies considered to be proprietary and operating results, financial position and cash flows could be adversely impacted.

The Company’s technology may have defects, which could result in delayed or lost revenue, expensive correction, liability to customers and claims against the Company.

Complex software products such as Transcend’s may contain errors or defects. Defects in the solutions that are developed for the Company’s use could require expensive corrections and result in delayed or lost revenue, adverse customer reaction and negative publicity about the Company’s services. Customers who are not satisfied with the Company’s transcription services due to technological errors or defects may also bring claims against the Company for damages, which, even if unsuccessful, would likely be time-consuming to defend, and could result in costly litigation and payment of damages. Such claims could harm the Company’s reputation, financial results and competitive position.

Risks Related to the Company’s Corporate Structure, Organization and Common Stock

The Company’s directors and executive officers own a significant amount of the Company’s common stock and will be able to exercise significant influence on matters requiring stockholder approval.

The Company’s directors and executive officers collectively own approximately 25% of the Company’s outstanding common stock as of February 28, 2009. Consequently, directors and executive officers as a group will continue to be able to exert significant influence over the election of directors, the outcome of most corporate actions requiring stockholder approval and the Company’s business, which may have the effect of delaying or precluding a third party from acquiring control of the Company.

The market price for the Company’s common stock is extremely volatile which could cause a loss of a significant portion of investment.

The market price of Transcend common stock could be subject to significant fluctuations in response to certain factors, such as variations in anticipated or actual results of operations, the operating results of other companies in the medical transcription industry, changes in conditions affecting the economy generally, general trends in the healthcare industry, sales of common stock by insiders, as well as other factors unrelated to operating results. Volatility in the market price of Transcend common stock may prevent one from being able to sell shares at or above the price paid for shares. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If the Company were the subject of such litigation, it could result in substantial costs and divert management’s attention and resources.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new regulations promulgated by the Securities and Exchange Commission and the rules of NASDAQ, are resulting in increased general and administrative expenses for companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies which could result in higher costs necessitated by ongoing revisions to disclosure and governance practices. The Company is committed to maintaining high standards of corporate governance and public disclosure. As a result, the Company has and expects to continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If the Company’s efforts to comply with new or changed laws, regulations and standards are not successful, the business may be harmed.

The Company has implemented anti-takeover provisions, which could discourage or prevent a takeover, even if an acquisition would be beneficial to stockholders.

Provisions of the Company’s certificate of incorporation, bylaws and Delaware law, as well as other organizational documents could make it more difficult for a third party to acquire Transcend, even if doing so would be beneficial to stockholders. These provisions include:

•	authorized “blank check” preferred stock;

•	limiting the ability of stockholders to call special meetings of stockholders; and

•	establishing advance notice requirements for nominations of directors and for stockholder proposals.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company leases 10,265 square feet of space for its principal office in Atlanta, Georgia under a lease that expires January 31, 2015. The Company leases space for a regional office in Brooksville, Florida under a lease that expired on November 1, 2008, but was renewed through the end of 2009 in February, 2009. See Note 7 to the Consolidated Financial Statements for a summary of the Company’s lease commitments.

ITEM 3.	LEGAL PROCEEDINGS.

On January 16, 2008, the Company reached a mediated settlement with Our Lady of the Lakes Hospital, Inc. (“OLOL”) which was finalized on February 21, 2008. Under the settlement, OLOL released all claims, in contract and in tort, which were asserted or could have been asserted in the litigation against Transcend. In return, the Company agreed to pay $130,000, which was accrued at December 31, 2007 and paid in 2008, to OLOL and released all claims under the Company’s counterclaim against OLOL.

Although from time to time the Company is subject to various legal proceedings in the course of conducting business, the Company is not currently a party to any material pending legal proceeding nor, to management’s knowledge, is any legal proceeding currently threatened against the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ Global Market under the symbol “TRCR”. As of February 28, 2009 there were approximately 237 holders of record of the Company’s common stock. The table below sets forth for the periods indicated the high and low bid prices per share of the Company’s common stock as reported on the NASDAQ Global Market for the periods indicated. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Share of Common Stock
	High	Low
Year Ended December 31, 2008
Fourth Quarter Ended December 31, 2008	$11.66	$8.16
Third Quarter Ended September 30, 2008	$14.25	$8.35
Second Quarter Ended June 30, 2008	$14.17	$8.73
First Quarter Ended March 31, 2008	$16.54	$8.14

Year Ended December 31, 2007
Fourth Quarter Ended December 31, 2007	$20.40	$13.77
Third Quarter Ended September 30, 2007	$25.08	$12.69
Second Quarter Ended June 30, 2007	$21.77	$9.25
First Quarter Ended March 31, 2007	$10.98	$3.28

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

On January 16, 2007, the Company acquired certain assets of OTP Technologies, Inc. (“OTP”) for a purchase price of $1,110,000. A portion of the purchase price was funded by issuing 60,274 unregistered shares of the Company’s common stock at $3.65 per share, or $220,000.

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

The Company did not repurchase any of its outstanding equity securities during the fourth quarter of 2008.

The Company’s policy is to retain earnings for the expansion and development of the Company’s business. The Company currently has a retained deficit and does not anticipate paying cash dividends on its common stock in the foreseeable future.

See Note 11 of Notes to Consolidated Financial Statements for information with respect to the Company’s stock-based compensation plans.

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

Selected Financial Data

(in thousands, except per share data)

	2008	2007	2006	2005	2004
Results of Operations:
Revenue	$48,696	$42,454	$32,912	$25,817	$15,197
Operating income (loss)	$8,947	$6,487	$2,047	$(817)	$299
Net income (loss)	$5,768	$9,660	$1,457	$(1,192)	$277
Basic earnings per share	$0.68	$1.17	$0.19	$(0.16)	$0.04
Weighted average shares outstanding	8,448	8,262	7,874	7,592	7,328
Diluted earnings per share	$0.65	$1.10	$0.18	$(0.16)	$0.04
Diluted weighted average shares outstanding	8,814	8,752	7,940	7,592	7,631

Financial Position at Year End:
Total assets	$26,095	$20,749	$10,620	$10,260	$3,471
Total long term debt	$238	$843	$3,081	$5,062	$—
Total stockholders’ equity	$21,850	$15,634	$4,307	$2,616	$2,729

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Transcend Services, Inc. (“Transcend”) utilizes a combination of its proprietary internet-based voice and data distribution technology, customer-based technology and home-based medical language specialists to convert physicians’ voice recordings into electronic documents.

On January 31, 2005, the Company purchased Medical Dictation, Inc. (“MDI”) for $4.8 million. The purchase was financed with a $3.5 million promissory note, $1.0 million in cash and $300,000 of Transcend common stock. In 2006, the Company repaid $1.2 million of the promissory note with a combination of cash and Transcend common stock, leaving a remaining balance on the MDI promissory note of $1.2 million, which was outstanding at December 31, 2007. During first quarter of 2008, the Company repaid the remaining balance on the note.

On December 30, 2005, the Company entered into a four year, $5.6 million credit facility with Healthcare Finance Group (HFG). The facility includes a $3.6 million accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. At December 31, 2008, the balance on the facility was $4,000, which represents accrued interest expense.

Beginning January 1, 2006, the Company began including depreciation and amortization as a separate line item in operating expenses on the Consolidated Statement of Operations.

Transcend purchased certain assets of OTP Technologies, Inc. (“OTP”), a Chicago area medical transcription company, on January 16, 2007. Transcend paid $1,070,000, consisting of $520,000 in cash, a $330,000 promissory note and $220,000 (60,274 shares) of Transcend common stock. The Company, based on the final earn-out calculation stemming from 2007 revenue, paid $40,000 in additional consideration in January 2008.

The Company’s income before income taxes has improved in 2006, 2007 and 2008 due in large part to improved customer retention combined with new sales, increased use of speech recognition technology and increased use of offshore transcription partners.

On January 1, 2009, the Company purchased certain assets of DeVenture Global Health Partners (“DeVenture”), a Canton, Ohio based medical transcription company, for a base purchase price of $4,250,000 plus potential consideration based on results for the first six months of 2009, and a final working capital adjustment.

Critical Accounting Estimates which are Material to Registrant

A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters; and (2) there would be a material effect on the financial statements from either using a different, also reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate. The preparation of consolidated financial statements requires that management make estimates and assumptions based on knowledge of current events and actions; however, actual results may ultimately differ from estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements.

Goodwill and Intangible Assets. As of December 31, 2008, the Company reported goodwill and intangible assets at carrying amounts of $4.7 million and $0.3 million, respectively. The total of $5.0 million represents approximately 19% of total assets as of December 31, 2008. Intangible assets are amortized over their estimated useful lives. The goodwill and intangible assets are associated with two acquisitions during 2005 and one during 2007.

Management reviews goodwill and intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting units to which the goodwill and intangibles relate based on the present value of estimated future cash flows. As of December 31, 2008, the Company operates in one reporting unit – medical transcription services. The approach utilized is dependent on a number of factors including estimates of future revenues and costs, appropriate discount rates and other variables. Management bases estimates on assumptions that are believed to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimate.

Deferred Tax Asset – Net Operating Loss Carry Forwards. As of December 31, 2008, the Company has approximately $4.3 million of federal net operating loss carry forwards resulting in a combined federal and state deferred tax asset of $1.6 million. Deferred tax assets represent future tax benefits expected to be able to apply against future taxable income. The Company’s ability to utilize deferred tax assets is dependent upon the Company’s ability to generate future taxable income. SFAS 109, “Accounting for Income Taxes,” requires the Company to record a valuation allowance against any deferred income tax benefits that management believes may expire before sufficient taxable income is generated to use them. The Company uses current estimates of future taxable income to determine whether a valuation allowance is needed. Projecting future taxable income requires the use of significant judgment regarding expected future revenues and expenses. In addition, the Company must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with expected taxable income. As of December 31, 2008, the Company determined that it was more likely than not that $26,000 of the deferred tax assets would not be realized prior to the expiration of state net operating loss carry forwards. Accordingly, a valuation allowance of $26,000 against these deferred tax assets has been established.

In 2007, it was determined that, except for certain deferred tax assets resulting from state net operating loss carry forwards, it will be more likely than not that the Company’s deferred tax assets will be able to be utilized in the future and accordingly, the valuation allowance was reduced to zero related to those assets.

Legal Proceedings. From time to time, the Company is party to litigation. On January 16, 2008, the Company reached a mediated settlement with Our Lady of the Lakes Hospital, Inc. (“OLOL”) which was finalized on February 21, 2008. Under the settlement, OLOL released all claims, in contract and in tort, which were asserted or could have been asserted in the litigation against Transcend. In return, the Company agreed to pay $130,000, which was accrued at December 31, 2007 and paid in the first quarter of 2008, to OLOL and released all claims under the Company’s counterclaim against OLOL.

Stock-Based Compensation. The Company previously accounted for stock-based compensation using the intrinsic value method prescribed in APB No. 25. The Company grants stock options with exercise prices equal to the respective grant date’s fair market value and, as such, recognized no compensation cost for such stock options under APB No. 25. Effective January 1, 2006, we adopted the provisions of SFAS No. 123R for our stock-based awards. See Note 11 of the Financial Statements for further discussion of the impact on the Company’s earnings. Under SFAS No. 123R, management makes assumptions regarding the Company’s stock volatility and forfeiture rates required using the Black-Sholes-Merton option-pricing model used to calculate option compensation cost.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue increased $6.2 million, or 15%, to $48.7 million in 2008, compared to revenue of $42.5 million in 2007. The $6.2 million increase in revenue consisted of increased revenue from existing customers of $4.8 million, revenue from new customers of $3.0 million, partially offset by decreases in revenue of $1.6 million from customers who cancelled their contracts in 2008.

Direct costs increased $2.1 million, or 7%, to $30.9 million in 2008, compared to $28.8 million in 2007. Direct costs include costs attributable to compensation for transcriptionists, recruiting, management, customer service, technical support for operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs decreased to 63% in 2008 from 68% in 2007. The decrease in costs as a percentage of revenue is due primarily to cost savings that resulted from an increase in the use of the Company’s speech recognition-enabled BeyondTXT platform, growth of semi-variable direct costs of operations at a slower rate than the rate of revenue growth and the use of increased offshore transcription resources. Approximately 19% of the Company’s transcription work was performed offshore during 2008, compared to 14% during 2007. During 2008, approximately 30% of the Company’s volume was edited using speech recognition technology on the BeyondTXT platform, compared to 24% during 2007. Gross profit increased $4.1 million, or 31%, to $17.8 million in 2008, compared to $13.7 million in 2007. Gross profit as a percentage of revenue increased to 37% in 2008 compared to 32% in 2007 (see direct costs discussion).

Sales and marketing expenses increased $681,000, or 152%, to $1,130,000 in 2008, compared to $449,000 in 2007. Sales and marketing expenses as a percentage of revenue were 2% and 1% in 2008 and 2007, respectively. The increase is due primarily to the addition of the Executive Vice President of Sales and Marketing and three Regional Sales Directors during 2008.

Research and development expenses increased $406,000, or 62%, to $1,065,000 in 2008, compared to $659,000 in 2007. Research and development expenses as a percentage of revenue in 2008 were 2% in 2008 and 2007. The increase is primarily due to increased data infrastructure expense and third-party software license expense.

General and administrative expenses increased $603,000, or 11%, to $5.9 million in 2008, compared to $5.3 million in 2007. General and administrative expenses as a percentage of revenue were 12% in 2008 and 2007. The increase was due primarily to an increase in healthcare insurance, compensation and audit costs.

Depreciation and amortization expenses increased $29,000, or 4%, to $822,000 in 2008, compared to $793,000 in 2007. Depreciation and amortization expenses as a percentage of revenue in 2008 and 2007 were 2%. The increase is due to additional capital spending in 2008 and in late 2007.

Interest and other expense decreased $269,000, to $3,000 in 2008, compared to $272,000 in 2007. The decrease is due primarily to a reduction in the amount of debt outstanding during 2008 compared to 2007, along with increased cash which drove interest income higher.

The Company reported income tax expense of $3.2 million in 2008 compared to an income tax benefit of $3.4 million in 2007. During the fourth quarter of 2007, the Company performed a detailed review of its income tax position, specifically the valuation allowance that had been established against deferred tax assets. As a result of the review, management determined that it is more likely than not that the Company will be able to utilize all of its net operating loss carry forwards and that a valuation allowance was no longer necessary, except for a $219,000 valuation allowance as of December 31, 2007 against the deferred tax asset related to certain state net operating loss carry forwards which will more likely than not expire before being utilized. The reduction in the valuation allowance over the course of 2007 resulted in an income tax benefit of $6.5 million in 2007, offset by current and deferred tax expense of $3.1 million. During 2008, the Company recorded income tax expense at an effective rate of 36% based on a detailed review of the Company’s tax provision and further reductions in the valuation allowance related to state net operating loss carry forwards.

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

The Company reported an income tax benefit of $3.4 million in 2007 compared to an income tax provision of $31,000 in 2006. During the fourth quarter of 2007, the Company performed a detailed review of its income tax position, specifically the valuation allowance that had been established against deferred tax assets. As a result of the review, management determined that it is more likely than not that the Company will be able to utilize all of its net operating loss carry forwards and that a valuation allowance is no longer necessary, except for a $219,000 valuation allowance against the deferred tax asset related to certain state net operating loss carry forwards which will more likely than not expire before being utilized. The reduction in the valuation allowance over the course of 2007 resulted in an income tax benefit of $6.5 million in 2007, offset by current and deferred tax expense of $3.1 million. The income tax provision of $31,000 in 2006 was due to the expiration of certain state net operating loss carry forwards. The Company had federal pre-tax net operating loss carry forwards of approximately $15.7 million as of December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating lease obligations discussed below, the Company does not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations as of December 31, 2008:

	Payments due by period (000’s)
	Total		Less than 1 year		1-3 years		3-5 years		More than 5 years
Long-term debt obligations (1)		$723,000		$485,000		$238,000	$		$
Capital lease obligations	$		$		$		$		$
Operating lease obligations		$2,464,000		$975,000		$767,000		$461,000		$261,000
Purchase obligations	$		$		$		$		$
Other long term liabilities	$		$		$		$		$

Total		$3,187,000		$1,460,000		$1,005,000		$461,000		$261,000

(1)	Includes projected interest payments.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, the Company had cash and cash equivalents of $12.3 million, working capital of $15.0 million, availability of approximately $3.6 million on its revolving promissory note based on eligible accounts receivable and $2.0 million on its acquisition term loan. The accounts receivable-based revolving promissory note and acquisition term loan both expire on December 31, 2009. The final installment of the MDI promissory note of $1.2 million was paid with available cash in the first quarter of 2008. See Note 4 of Notes to Consolidated Financial Statements.

Cash provided by operating activities for the years ended December 31, 2008, 2007 and 2006 was $9.5 million, $7.2 million, and $1.4 million, respectively. The fluctuations from year to year were primarily due to changes in net income excluding the effects of changes in deferred income taxes in 2007 and 2008.

Net cash used in investing activities totaled $989,000 in 2008, $1.3 million in 2007, and $378,000 in 2006. The Company invested $949,000, $702,000, and $386,000 in property, equipment and software for the years ended December 31, 2008, 2007, and 2006, respectively. In January 2007, the Company purchased OTP for $1.1 million, of which $520,000 was paid in cash to the sellers plus $46,000 in acquisition-related costs.

Net cash (used in) financing activities totaled $(1.3) million, $(1.1) million, and $(1.5) million in 2008, 2007 and 2006, respectively. The $(1.3) million paid in 2008 was due primarily to the Company making the final installment of $1.2 million on the MDI promissory note.

The Company anticipates that cash on hand, together with cash flows from operations should be sufficient for the next twelve months to finance operations, make capital investments in the ordinary course of business, and pay indebtedness when due.

In light of the current state of the credit market, the Company must consider the impact of the potential inability of the Company to renew or replace its existing credit facility on acceptable terms and conditions with HFG or another financial institution upon expiration of the current credit facility on December 31, 2009. The Company does not anticipate the need to have or use any credit facility in the next twelve months to finance operations or make capital investments in the ordinary course of business.

Part of the growth strategy for Transcend is the completion of acquisitions. Management believes that available cash and the HFG credit facility (until expiration on December 31, 2009) together with other acquisition options, such as owner financing, are sufficient to complete small acquisitions, but insufficient for the full execution of the Company’s acquisition strategy. Additional financing will be required for larger acquisitions. Transcend has not needed to access the credit markets for additional acquisition funding, and it is uncertain to what degree the Company can obtain acquisition financing should the need arise.

MANAGEMENT’S ASSESSMENT OF THE CURRENT ECONOMIC ENVIRONMENT

The U.S. economy has deteriorated significantly in recent months, stemming primarily from the disruptions in the global credit markets. If the economy were to further deteriorate, the Company could see deterioration in collection of its accounts receivable. In addition, the decrease in availability of consumer credit resulting from the financial crisis, as well as general unfavorable economic conditions, could also cause consumers to reduce their discretionary spending, including spending for medical care. It is also uncertain what effect the credit crisis may have on the security of the U.S. banking system, and specifically the bank where the Company’s cash and cash equivalents are deposited. In addition, FDIC insurance does not adequately insure deposits, and it is estimated that $5.7 million of the Company’s cash and cash equivalents were not insured at December 31, 2008

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement retains the fundamental requirements in SFAS 141, Business Combinations. However, SFAS 141(R) requires that acquisition costs be recognized separately from the acquisition and also requires the recognition of assets and liabilities assumed arising from contractual contingencies as of the acquisition date. SFAS 141(R) is effective for the fiscal year beginning January 1, 2009. This Statement amends FASB Statement No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Statement also requires that a Company account for the potential tax effects of temporary differences, carry forwards, and any income tax uncertainties of the company acquired that exist at the acquisition date or that arise as a result of the acquisition in accordance with Statement 109, as amended, and related interpretative guidance, including FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The adoption of SFAS 141(R) will likely have a significant impact on the accounting for any acquisitions completed after the effective date of the pronouncement.

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

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity that is estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension that are both consistent with the asset’s highest and best use and adjusted for entity-specific factors under SFAS No. 142. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material effect on its consolidated financial statements.

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

The Company had no material exposure to market risk from derivatives or other financial instruments as of December 31, 2008. The Company does have a floating rate of interest on its credit facility with HFG. As the Company had $4,000 outstanding debt with HFG at December 31, 2008, a 1% increase in the interest rate would not significantly increase interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firms

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

The Company’s independent auditors, Grant Thornton LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s stockholders. Grant Thornton LLP has audited and reported on the consolidated financial statements of the Company and its internal control over financial reporting. The reports of the independent auditors are contained in this annual report.

/s/ LARRY G. GERDES	/s/ LANCE CORNELL
Larry G. Gerdes	Lance Cornell
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders

Transcend Services, Inc.

We have audited the accompanying consolidated balance sheet of Transcend Services, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia

March 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Transcend Services, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of Transcend Services, Inc. and subsidiary as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Transcend Services, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Transcend Services, Inc. and subsidiary as of December 31, 2006, were audited by other auditors whose report dated March 1, 2007 expressed an unqualified opinion on those statements.

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

As discussed in Note 16 to the consolidated financial statements, the consolidated financial statements have been restated.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia

May 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Transcend Services, Inc.:

We have audited the accompanying consolidated balance sheet of Transcend Services, Inc. (a Delaware corporation) and subsidiary as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transcend Services, Inc. and subsidiary as of December 31, 2006 and the results of their operations and their cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Miller Ray Houser & Stewart LLP

Atlanta, Georgia

March 1, 2007

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Transcend Services, Inc.

We have audited Transcend Service, Inc.’s (a Delaware Corporation) and subsidiary (the “Company”) internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008 and our report dated March 6, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia

March 6, 2009

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Rounded to the nearest thousand)

	December 31, 2008	December 31, 2007 (as restated)(1)
ASSETS
Current assets:
Cash and cash equivalents	$12,282,000	$4,996,000
Accounts receivable, net of allowance for doubtful accounts of $99,000 and $85,000 at December 31, 2008 and December 31, 2007, respectively	5,929,000	5,092,000
Deferred income tax, net	288,000	2,704,000
Prepaid expenses and other current assets	332,000	289,000

Total current assets	18,831,000	13,081,000
Property and equipment:
Computer equipment	2,376,000	3,507,000
Software	2,794,000	3,222,000
Furniture and fixtures	487,000	399,000

Total property and equipment	5,657,000	7,128,000
Accumulated depreciation and amortization	(3,973,000)	(5,738,000)

Property and equipment, net	1,684,000	1,390,000
Intangible assets:
Goodwill	4,717,000	4,701,000
Other intangible assets	795,000	795,000

Total intangible assets	5,512,000	5,496,000
Accumulated amortization	(530,000)	(371,000)

Intangible assets, net	4,982,000	5,125,000
Deferred income tax, net	519,000	866,000
Other assets	79,000	287,000

Total assets	$26,095,000	$20,749,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Promissory notes payable to related parties	$—	$1,167,000
Promissory notes payable	477,000	165,000
Accounts payable	981,000	625,000
Accrued compensation and benefits	1,704,000	1,449,000
Revolving promissory note	4,000	4,000
Other accrued liabilities	672,000	856,000

Total current liabilities	3,838,000	4,266,000
Long term liabilities:
Promissory notes payable	238,000	839,000
Other liabilities	169,000	10,000

Total long term liabilities	407,000	849,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at December 31, 2008 and December 31, 2007	—	—
Common stock, $0.05 par value; 15,000,000 shares authorized at December 31, 2008 and December 31, 2007; 8,451,000 and 8,435,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	423,000	422,000
Additional paid-in capital	30,439,000	29,992,000
Retained deficit	(9,012,000)	(14,780,000)

Total stockholders’ equity	21,850,000	15,634,000

Total liabilities and stockholders’ equity	$26,095,000	$20,749,000

(1)	See Note 16 “Restatement” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Rounded to the nearest thousand, except earnings per share)

	2008	2007 (as restated)(1)	2006
Revenue	$48,696,000	$42,454,000	$32,912,000
Direct costs	30,852,000	28,789,000	24,957,000

Gross profit	17,844,000	13,665,000	7,955,000
Operating expenses:
Sales and marketing	1,130,000	449,000	423,000
Research and development	1,065,000	659,000	391,000
General and administrative	5,880,000	5,277,000	4,264,000
Depreciation and amortization	822,000	793,000	830,000

Total operating expenses	8,897,000	7,178,000	5,908,000

Operating income	8,947,000	6,487,000	2,047,000
Interest expense, related party	6,000	63,000	117,000
Interest (income) expense, net	(3,000)	209,000	352,000
Other expense	—	—	90,000

Total interest and other expense, net	3,000	272,000	559,000

Income before income taxes	8,944,000	6,215,000	1,488,000
Income tax provision (benefit)	3,176,000	(3,445,000)	31,000

Net income	$5,768,000	$9,660,000	$1,457,000

Basic earnings per share:
Net earnings per share	$0.68	$1.17	$0.19

Weighted average shares outstanding	8,448,000	8,262,000	7,874,000

Diluted earnings per share:
Net earnings per share	$0.65	$1.10	$0.18

Weighted average shares outstanding	8,814,000	8,752,000	7,940,000

(1)	See Note 16 “Restatement” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the nearest thousand)

	Year Ended December 31,
	2008	2007 (as restated)(1)	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,768,000	$9,660,000	$1,457,000
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Deferred income taxes	2,763,000	(3,570,000)	—
Depreciation and amortization	822,000	793,000	830,000
Share-based compensation	381,000	251,000	164,000
Amortization of warrants	—	52,000	70,000
Employment credits	(124,000)	(77,000)	(99,000)
Changes in assets and liabilities:
Accounts receivable, net	(837,000)	(574,000)	(1,404,000)
Prepaid expenses and other current assets	(43,000)	(211,000)	64,000
Other assets	208,000	83,000	(22,000)
Accounts payable	356,000	375,000	7,000
Accrued and other liabilities	246,000	381,000	305,000

Total adjustments	3,772,000	(2,497,000)	(85,000)

Net cash provided by operating activities	9,540,000	7,163,000	1,372,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures, net	(949,000)	(702,000)	(386,000)
Proceeds from disposition of assets	—	6,000	—
Purchase of business, net of cash acquired	—	(566,000)	—
Adjustment to purchase price for previous acquisition	(40,000)	—	8,000

Net cash used in investing activities	(989,000)	(1,262,000)	(378,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options and other issuances	67,000	1,144,000	3,000
Repayment of promissory notes	(1,332,000)	(1,105,000)	(828,000)
Repayment of revolving promissory note	—	(1,159,000)	(716,000)

Net cash used in financing activities	(1,265,000)	(1,120,000)	(1,541,000)

Net change in cash and cash equivalents	7,286,000	4,781,000	(547,000)
Cash and cash equivalents at beginning of year	4,996,000	215,000	762,000

Cash and cash equivalents at end of year	$12,282,000	$4,996,000	$215,000

Supplemental cash flow information:
Cash paid for related party interest expense	$59,000	$114,000	$171,000
Cash paid for interest expense	$62,000	$164,000	$349,000
Cash paid for income taxes	$250,000	$81,000	$21,000

Non cash investing and financing activities:
Earn-out accrued related to previous acquisition	$16,000	$—	$—
Promissory note issued in connection with the acquisition of OTP	$—	$330,000	$—
Issuance of unregistered stock in connection with the acquisition of OTP	$—	$220,000	$—
Cashless exercise of warrants	$—	$225,000	$—

(1)	See Note 16 “Restatement” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Rounded to the nearest thousand)

	Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit		Stockholders’ Equity
Balance, December 31, 2005	$—	$—	7,876,000	$394,000	$28,119,000	$(25,897,000)		$2,616,000
Net income						1,457,000		1,457,000
Issuance of common stock from ESPP			6,000		3,000			3,000
Issuance of restricted shares of common stock			40,000	2,000	(2,000)			—
Cancellation of restricted shares of common stock			(80,000)	(4,000)	(32,000)			(36,000)
Share-based compensation expense					164,000			164,000
Amortization of restricted stock and stock warrant compensation expense					103,000			103,000

Balance, December 31, 2006	$—	$—	7,842,000	$392,000	$28,355,000	$(24,440,000)		$4,307,000
Net income						9,660,000	(1)	9,660,000
Issuance of common stock from stock incentive plans			344,000	17,000	824,000			841,000
Issuance of common stock for purchase of OTP			60,000	3,000	217,000			220,000
Issuance of common stock from exercise of warrants			189,000	10,000	293,000			303,000
Share-based compensation expense					251,000			251,000
Amortization of stock warrant compensation expense					52,000			52,000

Balance, December 31, 2007	$—	$—	8,435,000	$422,000	$29,992,000	$(14,780,000	) (1)	$15,634,000
Net income						5,768,000		5,768,000
Issuance of common stock from stock incentive plans			24,000	1,000	66,000			67,000
Share-based compensation expense					381,000			381,000
Retirement of treasury shares			(8,000)

Balance, December 31, 2008	$—	$—	8,451,000	$423,000	$30,439,000	$(9,012,000)		$21,850,000

(1)	See Note 16 “Restatement” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Transcend Services, Inc. (the “Company”) utilizes a combination of its proprietary internet-based voice and data distribution technology, customer based technology and home-based medical language specialists to convert physicians’ voice recordings into electronic documents. The Company’s medical language specialists reside throughout the United States.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and for periods prior to 2008, its wholly-owned subsidiary, Medical Dictation, Inc. Medical Dictation Inc. was merged into the Company on May 31, 2008. All intercompany accounts and transactions have been eliminated in consolidation.

Certain items previously reported in specific financial statement captions have been reclassified to conform to this presentation.

ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements requires management to make estimates and assumptions based on knowledge of current events and actions; however, actual results may ultimately differ from estimates and assumptions. The calculations of the allowance for doubtful accounts, goodwill impairment and deferred taxes, for example, all require the use of estimates and are based on management judgment.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008. However, in February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on the consolidated financial statements upon adoption. Management is evaluating the impact the adoption of SFAS 157, effective January 1, 2009, will have on the Company’s non-financial assets and liabilities. SFAS 157 establishes a fair value hierarchy that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three broad levels as follows:

Level 1—Quoted market prices in active markets for identical assets or liabilities

Level 2—Inputs other than level 1 that are either directly or indirectly observable

Level 3—Unobservable inputs developed using the Company’s estimates and assumptions, which reflect those that market participants would use.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company adopted this statement as of January 1, 2008 and did not elect the fair value option for any of its existing financial instruments. The Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement retains the fundamental requirements in SFAS 141, Business Combinations. However, SFAS 141(R) requires that acquisition costs be recognized separately from the acquisition and also requires the recognition of assets and liabilities assumed arising from contractual contingencies as of the acquisition date. SFAS 141(R) is effective for the fiscal year beginning January 1, 2009. This Statement amends FASB Statement No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Statement also requires that a Company account for the potential tax effects of temporary differences, carry forwards, and any income tax uncertainties of an acquired company that exist at the acquisition date or that arise as a result of the acquisition in accordance with Statement 109, as amended, and related interpretative guidance, including FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The adoption of SFAS 141(R) will likely have a significant impact on the accounting for any acquisitions completed after the effective date of the pronouncement.

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

In April 2008, the FASB issued FSP FAS No. 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity that is estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension that are both consistent with the asset’s highest and best use and adjusted for entity-specific factors under SFAS No. 142. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company does not expect the adoption of FSP FAS No. 142-3 to have a material effect on its consolidated financial statements.

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

CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. The Company invests excess cash in overnight repurchase agreements. The Company monitors the financial condition of the institutions in which it has depository accounts and believes the risk of loss is minimal. At December 31, 2008, uninsured cash and cash equivalents were approximately $5.7 million. On January 1, 2009, the Company made a $4.3 million dollar acquisition of DeVenture Global Partners, Inc. using cash available. See Note 17 for further information regarding this acquisition.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s evaluation of each account and historical collection experience. The Company reserves specific accounts once collection appears unlikely and records a general reserve of 1.5% on remaining outstanding receivables. Management considers the age of the receivable, the financial health of the customer and payment history to evaluate the collectability of accounts receivable. Accounts receivable are written off once all collection efforts are exhausted.

The Company’s accounts receivable are subject to credit risk, as collateral is generally not required. The Company’s ability to terminate services can be used to encourage customers to pay amounts due on delinquent accounts and mitigate its risk of loss. The carrying amount of the Company’s receivables approximates fair value. Although healthcare is generally considered to be a recession-resistant industry, negative changes to the overall economic environment and availability of credit can impact the financial health of customers and their ability to pay for services. Management has not seen any noticeable deterioration in accounts receivable, but will continue to monitor this area closely.

REVENUE AND COST RECOGNITION

Transcription service fee revenue is recognized as the related transcription work is performed on the basis of the number of lines, reports or characters transcribed times the contracted billing rate. Revenue is recognized for the period the transcription work was performed. Transcriptionist compensation is recognized as the related transcription work is performed on the basis of the number of lines transcribed or edited times the pay rate per lines transcribed.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation or amortization. Charges for depreciation and amortization of tangible capital assets are computed generally using the straight-line method over their estimated useful lives, which range from three to seven years. Depreciation and amortization expense for tangible capital assets totaled $663,000, $638,000, and $715,000 in 2008, 2007 and 2006, respectively, and is booked entirely to operating expense.

All costs related to the development of internal use software other than those incurred during the application development stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized using the straight-line method over three years beginning when the software goes into operational use. Internally developed costs capitalized were $148,000 in 2008, $133,000 in 2007, and $151,000 in 2006.

During 2008, the Company retired fully depreciated property and equipment totaling $2.4 million that was no longer in service.

OTHER ASSETS

Other assets consist primarily of deferred costs of financing and deposits for leased facilities.

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under

the provisions of this Statement, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. The Company has goodwill of $4.7 million at December 31, 2008 and 2007, respectively, and net intangible assets of $265,000 and $424,000 at December 31, 2008 and 2007, respectively related to the acquisitions of OTP in 2007 and MDI and PracticeXpert during 2005. The Company performed an impairment test at December 31, 2008 and found no impairment of goodwill and other intangible assets.

In connection with certain of the Company’s acquisitions, the Company allocated a portion of the purchase price to acquired customer relationships and covenants-not-to-compete using appraisals based on discounted cash flow analysis. The estimated fair values attributed to the relationships and covenants are being amortized over a period of five years, which represented the estimated average remaining lives of the contracts and relationships.

The Company accounts for long-lived assets such as property and equipment and purchased intangible assets with finite lives under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that such long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. There were no impairments recognized in 2008 or 2007.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the carrying value of short-term debt, which totaled $481,000 as of December 31, 2008 and $1.3 million as of December 31, 2007, was estimated to approximate its fair value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The carrying value of long-term debt of $238,000 at December 31, 2008 and $839,000 at December 31, 2007 approximated fair value. The Company’s other financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of those assets and liabilities.

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

Upon adoption of SFAS 123(R), the Company began recording compensation cost related to stock options outstanding as of January 1, 2006 for which the service period related to the stock options had not been completed, as well as for all new stock option grants after the adoption date. The compensation cost to be recorded is based on the fair value at the grant date and the expense is recognized over the period of service related to the options (typically the vesting period). The adoption of SFAS 123(R) did not have an effect on recognition of compensation expense relating to the vesting of restricted stock grants or warrants. The Company uses the Black-Scholes-Merton option-pricing model to calculate option compensation cost.

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

INCOME TAXES

The Company accounts for its income taxes in accordance with SFAS No. 109, Accounting for Income Taxes and related interpretations. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts for financial reporting purposes. The Company evaluates the likelihood of utilizing these operating loss and tax credit carry forwards at least annually. In 2007, the Company, except for a valuation allowance related to state net operating loss carry forwards, reversed the valuation allowance established for deferred tax assets as it was determined that it is more likely than not that the Company’s federal net operating loss carry forwards will be utilized. See Note 12 (Income Taxes).

Effective January 1, 2007, the Company adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The tax years 2005 to 2007 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL carry forward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination. Management believes that the positions taken in the Company’s tax returns can be categorized as “Highly Certain” as defined by FIN 48. Therefore, there were no uncertain tax positions to consider as of December 31, 2008.

NET EARNINGS PER SHARE

The Company follows SFAS No. 128, Earnings per Share. SFAS No. 128 requires the disclosure of basic net earnings per share and diluted net earnings per share. Basic net earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. The Company’s stock options and warrants to purchase common stock are potentially dilutive securities.

The reconciliations of the numerators and denominators of the basic and diluted EPS calculations are shown below:

	Year Ended December 31,
	2008	2007	2006
Numerator:
Net income	$5,768,000	$9,660,000	$1,457,000

Denominator:
Weighted average shares outstanding	8,448,000	8,262,000	7,874,000
Effect of dilutive securities
Common stock options	366,000	490,000	66,000

Denominator for diluted calculation	8,814,000	8,752,000	7,940,000

Basic earnings per share	$0.68	$1.17	$0.19
Diluted earnings per share	$0.65	$1.10	$0.18

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

3.    INTANGIBLE ASSETS

Intangibles assets at December 31, 2008 and 2007 are summarized as follows (in thousands):

	Useful Life in Years	December 31, 2008			December 31, 2007
		Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants-not-to-compete	5	$50,000	$39,000	$11,000	$50,000	$29,000	$21,000
Customer relationships	5	745,000	491,000	254,000	745,000	342,000	403,000

Total intangible assets		$795,000	$530,000	$265,000	$795,000	$371,000	$424,000

Amortization expense totaled $159,000, $155,000, and $115,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for the next five fiscal years is as follows:

Fiscal year ended	Amount
2009	$159,000
2010	$58,000
2011	$44,000
2012	$4,000
2013	$—

4.    BORROWING ARRANGEMENTS

Revolving promissory note

The Company maintains a four year, $5.6 million credit facility with Healthcare Finance Group (“HFG”). The HFG facility matures on December 31, 2009 and is comprised of up to $3.6 million on an accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. As a part of the agreement with HFG, the Company issued a warrant to HFG to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share. The fair value of the warrant at grant date was estimated to be $74,000 using the Black-Scholes-Merton option-pricing model and is being amortized into interest expense over the life of the credit facility. On June 20, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock in a cashless exercise. Borrowings bear interest at LIBOR plus 4% (5.43% as of December 31, 2008), are secured by accounts receivable and other Company assets and require that the Company maintain certain financial and other covenants. The balance outstanding under the revolving promissory note was $4,000 as of December 31, 2008 and 2007. There were no balances outstanding on term loans as of December 31, 2008 and 2007.

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

On August 15, 2005, the holder of the $3.5 million promissory note reduced the principal amount of the note by $100,000 in consideration for 35,971 unregistered shares of Transcend’s common stock issued at $2.78 per share, or 110% of fair market value. On December 26, 2005, the holder of the promissory note reduced the principal amount of the note by an additional $300,000 in consideration for 140,815 unregistered shares of Transcend’s common stock issued at $2.13 per share, or 105% of fair market value (See Note 10, Stockholders’ Equity). On January 31, 2006 the Company paid $828,000 as the first installment of the promissory note. A portion of this principal payment, $61,000, was applied toward the second installment due on January 31, 2007. As of December 31, 2007, the balance of the note was $1.2 million, which was subsequently paid with available cash in the first quarter of 2008.

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

The Promissory Note relates to the Agreement for Financial Assistance by and between DCOA and Transcend effective as of March 1, 2005 that was approved by DCOA on March 4, 2005 and amended on June 6, 2006 (collectively, the “Agreement”). Under the terms of the Agreement, DCOA agreed to provide up to $2 million of interest-free, secured loans to Transcend (the “Loans”). In return, Transcend agreed to recruit, hire and train up to 208 medical transcription professionals, the majority of whom shall be recruited from Abilene or the area surrounding Abilene, as defined in the Agreement. DCOA offered the Loans to Transcend in two increments of $1 million each in return for Transcend recruiting, hiring and training up to 104 medical transcription professionals for each Loan. The Promissory Note is the first such Loan. During 2007, the Company was informed by the DCOA that the second $1 million loan is no longer available.

Transcend and DCOA intend for the Promissory Note to be paid by Transcend using quarterly training credits and annual job creation/retention incentive credits provided to Transcend by DCOA as defined in the Agreement. Principal reductions of the Promissory Note were effected through quarterly training credits and annual earned job creation incentive credits, not cash, as follows: (1) $25,000 per month for the first six months of the Agreement provided that 15 employees were hired by Transcend during that period; (2) a quarterly training credit equal to 50% of the total wages paid to newly hired Medical Language Specialists (“MLS”) during their probationary period (not to exceed $4,000 per MLS); and (3) an annual job creation incentive credit of between 10% and 12% of compensation for the year for each full time equivalent employee (FTE), with cumulative per FTE credits capped at 30% to 35% of the FTE’s annual compensation (depending on the FTE’s compensation band) for FTEs hired on or before March 31, 2010 including compensation paid through March 31, 2012.

Transcend had earned credits of $23,000, $77,000, and $99,000 for the years ended December 31, 2008, 2007 and 2006. These credits are reported as reductions of direct operating costs. On December 1, 2008,

Transcend entered into a new agreement with the DCOA whereby the DCOA reduced the loan principal by $101,000 in exchange for agreement by Transcend to retire the debt three years earlier than agreed and the cancellation of potential future credits earned through training and job creation. This reduction was booked to direct costs as were previous job credits earned. Transcend will pay DCOA six quarterly payments of $92,000 commencing January 1, 2009 with the final payment due April 1, 2010 to satisfy the remaining principal amount. The note will continue to carry a zero interest rate. The principal balance on the Promissory Note is $550,000 at December 31, 2008.

OTP Promissory Note

On January 16, 2007, the Company entered into a three year, $330,000 unsecured promissory note in conjunction with the purchase of OTP. The note bears interest at 5.0% and the principal is to be repaid as follows:

•	$110,000 on January 16, 2008

•	$55,000 on July 16, 2008

•	$55,000 on January 16, 2009

•	$55,000 on July 16, 2009

•	$55,000 on January 16, 2010

5.    ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following at December 31, 2008 and 2007:

	2008	2007
Accrued compensation	$1,357,000	$1,112,000
Accrued payroll taxes	274,000	225,000
Other accrued compensation and benefits	73,000	112,000

Total accrued compensation and benefits	$1,704,000	$1,449,000

6.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following at December 31, 2008 and 2007:

	2008	2007
Vendor expense	$267,000	$282,000
Income and other taxes	279,000	81,000
Legal expense	68,000	182,000
Professional services	10,000	143,000
Other accrued expenses	48,000	168,000

Total accrued expenses	$672,000	$856,000

7.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

During 2007, the Company entered into lease commitments totaling $1.6 million, including a $1.4 million operating lease for Corporate Headquarters office space and $0.2 million in equipment leases. The equipment leases contain renewal options at lease termination with purchase options at amounts approximating fair market value at the date of termination. Future annual payments under the 2007 leases are approximately $284,000 plus applicable taxes. No leases were entered into during 2008.

Future minimum annual rental obligations under non-cancelable operating leases with initial terms of at least one year as of December 31, 2008 are as follows:

Fiscal year ended	Amount
2009	$975,000
2010	474,000
2011	293,000
2012	227,000
2013	234,000
Thereafter	261,000

$2,464,000

Rental expense was $1,134,000, $1,150,000, and $1,139,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Litigation

On January 16, 2008, the Company reached a mediated settlement with Our Lady of the Lakes Hospital, Inc. (“OLOL”) which was finalized on February 21, 2008. Under the settlement, OLOL released all claims, in contract and in tort, which were asserted or could have been asserted in the litigation against Transcend. In return, the Company agreed to pay $130,000 to OLOL, which was accrued at December 31, 2007, and paid in the first quarter of 2008. In addition, the Company released all claims under the counterclaim against OLOL.

8.    RETIREMENT PLAN

The Company maintains a 401(k) retirement plan that covers all eligible employees. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. The Company matches employee contributions on a discretionary basis as determined by the Company’s Board of Directors. The Company made $156,000 and $134,000 of matching cash contributions in 2008 and 2007, respectively, and no matching contributions in 2006.

Going forward, the Company intends to continue matching 50% of the first 4% of employee’s compensation contributed to the plan, subject to the financial performance of the Company.

9.    TRANSACTIONS WITH RELATED PARTIES

Susan McGrogan is the Company’s Chief Operating Officer. Ms. McGrogan is also the co-founder of Medical Dictation, Inc. which was purchased by Transcend on January 31, 2005. In conjunction with the purchase of Medical Dictation, Inc. the Company entered into a $3.5 million promissory note the terms of which are fully described in Note 4, “Borrowing Arrangements”. On August 15, 2005 and December 26, 2005, Ms. McGrogan converted $100,000 and $300,000, respectively, of the note payable to her into Transcend common stock (See Note 10, Stockholders’ Equity). On January 31, 2006, the Company paid $828,000 as the first installment of the note payable and $172,000 of accrued interest. As of December 31, 2006, the Company owed Ms. McGrogan $2.3 million of principal due on the note and $104,000 of accrued interest. On January 31, 2007, the Company paid $1.1 million as the second installment on the note and $113,000 of accrued interest. During the first quarter of 2008, the Company repaid $1.2 million as the final installment on the note and $59,000 of accrued interest.

The Company purchased the assets of OTP on January 16, 2007 for a purchase price of $1,070,000, of which $520,000 was payable in cash, $330,000 in a promissory note and $220,000 (60,274 shares) in Transcend unregistered common stock. In addition, Transcend paid $40,000 of additional consideration in January 2008 based on revenue achieved in 2007. The promissory note is payable to OTP. The owners of OTP, James and Sharon Vonderhaar, were employed by the Company until April 1, 2007 and February 5, 2008, respectively.

10.    STOCKHOLDERS’ EQUITY

In October 2004, the Company issued a Stock Purchase Warrant to a strategic business partner, who is an unrelated third party, to purchase 100,000 shares of the Company’s unregistered common stock at a price of $2.55 per share, which was the closing price of the Company’s common stock on the date of issuance. The warrant was exercisable at any time from one year after the grant date to October 27, 2007. The value of the warrant, determined using the Black-Scholes-Merton pricing model, was amortized to compensation expense over the three-year exercise period of the warrant. On January 29, 2007, the third party exercised its warrant to purchase 75,000 of the 100,000 unregistered shares of common stock available. On October 25, 2007, the third party exercised its warrant to purchase the remaining 25,000 unregistered shares of common stock.

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

Subject to the rights of any holder of shares of the Company’s preferred stock, each holder of common stock is entitled to one vote per share for the election of directors as well as other matters, to dividends as and when declared by the Board of Directors, and, upon liquidation, to share in net assets pro rata in accordance with his holdings. The Company’s common stock has no preemptive, redemption, conversion or subscription rights, and all outstanding shares of company common stock are fully paid and non-assessable. The Company’s Board of Directors has the power, without further action by the holders of shares of company common stock, to divide any and all shares of company preferred stock into series and to fix and determine the relative rights and preferences of company preferred stock, such as the designation of the series and the number of shares constituting such series, voting rights, dividend rights, redemption and sinking fund provisions, liquidating and dissolution preferences, conversion or exchange rights, if any. Issuances of preferred stock by the Board of Directors may result in such shares having senior dividend and/or liquidation preferences to the holders of shares of company common stock and may dilute the voting rights of such holders.

The Company had 8,451,492 shares of common stock and no shares of Preferred Stock outstanding as of December 31, 2008.

11.    STOCK BASED COMPENSATION

The Company has five stockholder-approved stock option plans for its key employees, directors and key consultants (the “Plans”). All equity compensation plans provide for the grant of incentive stock options, nonqualified stock options and restricted stock awards. However, new grants are only issued from the 2007 Stock Incentive Plan. The options are granted at fair market value, as defined in the option agreement, on the date of grant. Upon exercise, stock is issued from authorized shares available.

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

As of December 31, 2008, the total number of options issued and outstanding, the weighted average exercise price and number of options available for future issuance under approved equity compensation plans was as follows:

Number of securities to be issued upon exercise	912,267
Weighted average exercise price	$6.90
Number of options available for future issuance	6,424

The following is a summary of stock option transactions:

	Number of Shares Subject to Stock Options	Share Price Range	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	804,575	$0.74 to $6.56	$2.69	7.9 years	$—
Granted	257,000	$2.15 to $3.40	$3.17
Forfeited	(135,000)	$1.34 to $4.98	$2.84
Exercised	—	N/A	N/A

Outstanding at December 31, 2006	926,575	$0.74 to $6.56	$2.85	8.0 years	$686,000
Granted	99,000	$6.80 to $19.96	$14.15
Forfeited	(54,709)	$2.35 to $19.20	$5.23
Exercised	(344,199)	$0.74 to $6.56	$2.39

Outstanding at December 31, 2007	626,667	$0.74 to $19.96	$4.68	7.8 years	$7,251,000
Granted	317,000	$9.93 to $11.75	$10.91
Forfeited	(6,750)	$2.00 to $14.48	$4.32
Exercised	(24,650)	$1.10 to $4.55	$6.85

Outstanding at December 31, 2008	912,267	$0.74 to $19.96	$6.90	7.7 years	$2,817,000
Exercisable at December 31, 2008	461,808	$0.74 to $19.96	$4.34	6.5 years	$2,608,000

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar prices and grant dates as of December 31, 2008, 2007 and 2006:

	2008
	Outstanding Options			Options Exercisable
Range of Exercise Price	Outstanding at December 31	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31	Weighted Average Exercise Price
$0.74 – $2.00	19,875	6.1 years	$1.84	14,500	$1.78
$2.01 – $2.50	141,767	6.5 years	$2.36	138,767	$2.36
$2.51 – $3.00	37,000	5.5 years	$2.80	37,000	$2.80
$3.01 – $3.50	205,500	7.6 years	$3.37	116,000	$3.35
$3.51 – $5.00	101,625	5.0 years	$4.15	101,625	$4.15
$5.01 – $10.00	97,000	9.1 years	$9.58	11,500	$6.69
$10.01 – $15.00	258,500	9.4 years	$11.32	6,750	$11.83
$15.01 – $19.96	51,000	8.6 years	$16.71	35,666	$16.31

$0.74 – $19.96	912,267	7.7 years	$6.90	461,808	$4.34

	2007
	Outstanding Options			Options Exercisable
Range of Exercise Price	Outstanding at December 31	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31	Weighted Average Exercise Price
$0.74 – $2.00	24,125	6.9 years	$1.80	11,875	$1.59
$2.01 – $2.50	149,917	7.5 years	$2.36	127,332	$2.34
$2.51 – $3.00	49,250	6.1 years	$2.78	49,250	$2.78
$3.01 – $3.50	210,500	8.6 years	$3.37	71,000	$3.33
$3.51 – $5.00	102,375	6.0 years	$4.15	101,875	$4.15
$5.01 – $10.00	11,500	8.1 years	$6.69	1,500	$5.94
$10.01 – $15.00	28,000	9.4 years	$11.92	—	—
$15.01 – $19.96	51,000	9.6 years	$16.71	—	—

$0.74 – $19.96	626,667	7.8 years	$4.68	362,832	$3.09

	2006
	Outstanding Options			Options Exercisable
Actual Range of Exercise Price	Outstanding at December 31, 2006	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2006	Weighted Average Exercise Price
$0.74 – $1.09	18,000	6.0 years	$0.80	18,000	$0.80
$1.10 – $1.50	40,250	4.6 years	$1.27	38,750	$1.27
$1.51 – $2.00	56,750	5.6 years	$1.85	38,375	$1.78
$2.01 – $2.50	245,125	8.7 years	$2.31	178,207	$2.29
$2.51 – $3.00	175,950	7.2 years	$2.81	125,687	$2.81
$3.01 – $3.50	274,000	9.3 years	$3.34	34,750	$3.21
$3.51 – $5.00	113,000	7.0 years	$4.16	109,125	$4.15
$5.01 – $6.56	3,500	2.4 years	$6.12	3,500	$6.12

$0.74 – $6.56	926,575	8.0 years	$2.85	546,394	$2.71

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions or range of assumptions noted in the following table. The weighted average grant date fair value of these options was $7.72 in 2008. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is the calculated yield on the Company’s stock at the time of grant. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived by analyzing historic exercise behavior. The maximum contractual term of these options is ten years. Expected volatilities are based on historical volatility of the Company’s stock in 2008 and the historical volatility of the NASDAQ Health Services Stock Index in 2007. The expected forfeiture rates are based on historical forfeiture rates. The assumptions used for all options granted for December 31, 2008 and 2007 is as follows:

	2008	2007
Risk-free interest rate	1.88% to 2.90%	3.66% to 4.76%
Expected dividend yield	0%	0%
Expected term	2.00 to 4.00 years	2.00 to 4.00 years
Expected volatility	100.64% to 111.48%	41.07% to 42.13%
Expected forfeiture rate	50%	25%
Exercise price	$9.93 to $11.75	$6.80 to $19.96

For the year ended December 31, 2008 and 2007, the Company recognized equity-based compensation expense of approximately $381,000 and $303,000, of which $381,000 and $251,000, respectively, were related to employee or director options and recognized as compensation expense in general and administrative expenses and $0 and $52,000, respectively, were related to warrants and recognized as compensation expense in general and administrative expenses. As of December 31, 2008, the Company had approximately $1,262,000 of future compensation expense which it expects to record in its statements of operations through 2012.

In 2006, the Company granted a single award of 10,000 shares of restricted stock. The restriction on the award was removed in 2007.

12.    INCOME TAXES

At December 31, 2008 and 2007, the Company had federal net operating loss carry forwards of approximately $4,313,000 and $15,723,000, respectively, which may be used to reduce future income taxes. In 2006, the Company had a 100% valuation allowance against the deferred tax asset that resulted from net operating loss carry forwards. Provisions or benefits for all federal and certain state income taxes were offset in full by changes in the deferred tax asset valuation allowance. In 2007, the Company, except for a $219,000 valuation allowance related to state net operating loss carry forwards, reversed its deferred tax asset valuation allowance, as future earnings will more likely than not be adequate to allow utilization of the net operating carry forwards prior to their expiration. At December 31, 2008, the Company had a $26,000 valuation allowance related to state net operating loss carry forwards.

Provisions for state income taxes of $226,000, $50,000, and $31,000 were recorded in 2008, 2007 and 2006, respectively, for states in which the Company pays alternative minimum tax or no net operating loss carry forwards were available. Income tax expense (benefit) was as follows:

	2008	2007	2006
Current:
Federal	$187,000	$75,000	$—
State	226,000	50,000	31,000

Total Current	413,000	125,000	31,000

Deferred:
Federal	2,882,000	2,728,000	506,000
State	74,000	185,000	44,000
Valuation allowance	(193,000)	(6,483,000)	(550,000)

Total deferred	2,763,000	(3,570,000)	—

Income tax expense (benefit)	$3,176,000	$(3,445,000)	$31,000

A reconciliation between the amount determined by applying the federal statutory rate to income before income taxes and income tax expense (benefit) is as follows:

	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at federal statutory rate	$3,041,000	34.0%	$2,113,000	34.0%	$506,000	34.0%
State and local tax expense, net of federal benefit	235,000	2.6%	142,000	2.3%	75,000	5.0%
Stock-based compensation and other permanent items	68,000.8%		71,000	1.1%	—	—
Decrease in valuation allowance	(193,000)	(2.2)%	(6,483,000)	(104.3)%	(550,000)	(36.9)%
Other*	25,000.3%		712,000	11.5%	—	—

Income tax expense (benefit)/effective tax rate	$3,176,000	35.5%	$(3,445,000)	(55.4)%	$31,000	2.1%

*	In 2007, “Other” consists primarily of adjustments related to the restatement described in Note 16 which were offset by changes to the valuation allowance prior to the reversal of all but $219,000 of the valuation allowance in the fourth quarter of 2007.

At December 31, 2008 and 2007, the Company had net deferred tax assets of approximately $833,000 and $3,789,000 before valuation allowance. In 2006, the Company had established valuation allowances of 100% of the net deferred tax assets due to the uncertainty regarding the realizability of its net operating loss carry forwards. In 2007, the valuation allowance, except for a $219,000 valuation allowance related to certain state net operating loss carry forwards, was reversed in accordance with management’s assessment that the federal net operating loss carry forwards would likely be utilized in future periods. The components of the net deferred tax assets as of December 31, 2008 and 2007 were as follows:

	2008			2007
	Current	Long-Term	Total	Current	Long-Term	Total
Deferred tax assets:
Net operating loss carry forward	$1,455,000	$148,000	$1,603,000	$2,720,000	$2,882,000	$5,602,000
Allowance for bad debts	36,000	—	36,000	31,000	—	31,000
AMT credit	—	296,000	296,000	—	73,000	73,000
Deferred rent	—	69,000	69,000	—	—	—
Other	—	119,000	119,000	47,000	47,000	94,000

Total	1,491,000	632,000	2,123,000	2,798,000	3,002,000	5,800,000

Deferred tax liabilities:
481A Adjustment	—	—	—	(94,000)	—	(94,000)
Intangible assets	—	(60,000)	(60,000)	—	(87,000)	(87,000)
Fixed assets	—	(27,000)	(27,000)	—	(19,000)	(19,000)
Share based compensation	(1,203,000)	—	(1,203,000)	—	(1,811,000)	(1,811,000)

Total	(1,203,000)	(87,000)	(1,290,000)	(94,000)	(1,917,000)	(2,011,000)

Total deferred tax asset, net	$288,000	$545,000	$833,000	$2,704,000	$1,085,000	$3,789,000
Valuation allowance	—	(26,000)	(26,000)	—	(219,000)	(219,000)

Net deferred tax asset	$288,000	$519,000	$807,000	$2,704,000	$866,000	$3,570,000

At December 31, 2008 and 2007, approximately $1.2 million and $1.8 million, respectively, are included in the net operating loss carry forward and share-based compensation items above. The share-based compensation item is attributable to tax deductions for the exercise of employee stock options in excess of related compensation expense recorded in the financial statements. This portion of net operating loss carryforwards and share based compensation will reverse simultaneously and will be recorded as a reduction to taxes payable and increase to additional paid-in capital when the benefit is realized.

If not utilized, these federal net operating loss carry forwards will begin to expire in 2019. The table below summarizes the expiration dates of these loss carry forwards:

Amount	Expiration Date
$1,699,000	2019
1,090,000	2020
748,000	2021
776,000	2025

$4,313,000

Effective January 1, 2007, the Company adopted the provisions of FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits within the provision for income taxes did not change. Upon adoption, there was no entry required to retained earnings. Additionally, the Company has reviewed the requirements of FIN 48 and has concluded that there are no uncertain tax positions taken in any of the open tax years which require recognition of a liability.

13.    MAJOR CUSTOMERS

Revenue attributable to one contract with Providence Health System—Washington for four hospitals totaled $3,728,000 $3,269,000 and $3,017,000 or 7.7%, 7.7% and 9.2% of total revenue for 2008, 2007 and 2006, respectively. In addition, the Company had revenue under separate agreements with approximately 44 customers who are owned by Health Management Associates, Inc., a single healthcare enterprise. Revenue attributable to Health Management Associates, Inc. comprised $10,267,000 or 21.1%, $9,611,000 or 22.7%, and $8,473,000 or 25.9% of the Company’s total revenue for 2008, 2007 and 2006 respectively.

On January 1, 2009, the Company purchased certain assets of DeVenture Global Partners, Inc. and acquired approximately 30 customers with this transaction.

14.    SEGMENT INFORMATION

The Company operated within one reportable segment for all periods presented.

15.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenue	$11,729,000	$11,973,000	$12,161,000	$12,833,000
Gross profit	$4,154,000	$4,403,000	$4,518,000	$4,769,000
Operating income	$2,166,000	$2,201,000	$2,297,000	$2,283,000
Net income	$1,360,000	$1,435,000	$1,484,000	$1,489,000
Basic net earnings per share	$0.16	$0.17	$0.18	$0.18
Diluted net earnings per share	$0.15	$0.16	$0.17	$0.17

2007
Revenue	$10,422,000	$10,519,000	$10,629,000	$10,884,000
Gross profit	$3,184,000	$3,217,000	$3,581,000	$3,683,000
Operating income	$1,429,000	$1,453,000	$1,777,000	$1,828,000
Net income	$1,297,000	$1,373,000	$1,656,000	$5,334,000
Basic net earnings per share	$0.16	$0.17	$0.20	$0.64
Diluted net earnings per share	$0.15	$0.16	$0.19	$0.60

16.    RESTATEMENT

First 2007 Restatement (as filed in a Form 10-K Amendment No. 1 on April 15, 2008)

Subsequent to the filing of the Company’s 10-K on March 14, 2008, the Company determined that it should not have recorded a 2007 tax benefit in the 2007 Consolidated Statement of Operations related to stock option exercises, but instead should have delayed recognition until its net operating loss carry forwards are fully utilized. The deduction will result in an increase to stockholders’ equity after the net operating loss carry forwards are fully utilized. In addition, the Company should have recorded the tax impact of warrants exercised during 2007, which results in additional tax deductions.

The restatement does not affect pre-tax operating results or net cash flow from operations for 2007. Due to its improving profitability, the Company previously determined and maintains its previously reported position that it is more likely than not that it will utilize the net operating loss carry forwards in the future. Accordingly, the Company believes that the reversal of the valuation allowance in 2007 remains appropriate.

The Company had previously reported an income tax benefit of $5,264,000 for the year ended December 31, 2007, resulting primarily from the reversal of the Company’s deferred tax asset valuation allowance. The restatement reduces the income tax benefit for the year ended December 31, 2007 by $980,000 to $4,284,000, resulting in a decrease in the Company’s net income for the year ended December 31, 2007 from $11,479,000, as originally reported, to $10,499,000. However, this $980,000 of reduced tax benefit will be recorded as an increase in stockholders’ equity after the net operating loss carry forwards are utilized. Additionally, as a result of recognizing tax deductions associated with the exercise of warrants in 2007, the restatement is expected to increase the amount of net operating loss carry forwards available to offset future taxable income from $13.3 million to $15.8 million.

These adjustments arise from the Company’s accounting for the impact that two independent groups of occurrences had on the Company’s deferred income tax and tax benefit calculations for 2007. In both instances, the exercise of equity-based awards resulted in tax deductions for the Company. Since the tax deduction related to these equity-based awards exceeded the cumulative cost recognized for the awards, the excess of the realized tax benefit over the previously recognized deferred tax asset is an excess tax benefit. Since the excess tax benefit was due to an increase in the Company’s stock price after the grant dates, the excess tax benefit is normally recognized as an increase to additional paid-in capital. However, footnote 82 to paragraph A94 of Statement of Financial Accounting Standards (SFAS) 123(R) states that if the entity has net operating loss carry forwards (as the Company does), the excess tax benefit is not recognized as a credit to additional paid-in capital until the net operating loss carry forwards have been utilized and the benefit reduces taxes payable.

In the first instance, the Company did not properly account for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options exercised during the 2007. The recording of the excess tax benefit of $980,000 should have been deferred and will be recorded as a reduction in taxes payable and an increase to stockholders’ equity after the Company’s net operating loss carry forwards are fully utilized, rather than recorded as a deferred tax asset on the Consolidated Balance Sheet and income tax benefit in the Consolidated Statement of Operations.

In the second instance, the Company did not take into account tax deductions arising from the exercise of warrants by two third parties during 2007. The recording of the excess tax benefit of $967,000 will be deferred and will be recorded as a reduction in taxes payable and an increase to stockholders’ equity after the net operating loss carry forwards are fully utilized.

Second 2007 Restatement (as filed in a Form 10-K Amendment No. 2 on May 19, 2008)

On April 15, 2008, Transcend engaged Grant Thornton LLP as the Company’s new independent registered public accounting firm. During the course of their first quarter 2008 review, Grant Thornton raised additional questions about the Company’s accounting for income taxes in connection with the fourth quarter 2007 reversal of the deferred tax asset valuation allowance. As a result, the Company engaged BDO Seidman, LLP to provide independent income tax accounting services. On May 9, 2008, management, the Audit Committee of the Board of Directors and the Board of Directors of the Company determined that, due to errors in the manner in which the Company accounted for income taxes in the First Restatement (described above), the Company’s financial statements for the year ended December 31, 2007, as presented in the First Restatement, as well as the related audit reports of Habif, Arogeti & Wynne, L.L.P., the Company’s independent registered public accounting firm, with respect to those financial statements, should not be relied upon and should be restated.

The adjustments reduce the income tax benefit the Company realized in 2007 by $839,000 from $4,284,000, as previously reported, to $3,445,000. This reduces 2007 net income from $10,499,000, as previously reported, to $9,660,000. The restatement does not affect pre-tax operating results or net cash flow from operations for 2007 and had a nominal effect on federal net operating loss carry forwards, which decreased from $15.8 million as previously reported to $15.7 million as restated.

The adjustments result from the following changes:

•

A reduction in the average statutory state income tax rate used to value Transcend’s deferred tax assets and liabilities. Based on a review of the Company’s state income apportionment methodology, the estimated average statutory state tax rate as of December 31, 2007 was reduced from 7.6% to 3.5%. The Company expects to benefit from this reduction in the estimated tax rate in the future. This effect of this rate reduction is included in the other items listed below.

•

The unbundling of state net operating loss carry forwards from federal net operating loss carry forwards and the application of state and federal tax rates, respectively, to each component rather than applying a combined tax rate to the federal net operating loss carry forwards (a $534,000 reduction in the previously reported 2007 income tax benefit).

•

The correction of errors in the calculation of temporary timing differences related to the depreciation and amortization of tangible and intangible assets (a $309,000 reduction in the previously reported 2007 income tax benefit).

•

The re-establishment of a valuation allowance against deferred tax assets related to state net operating loss carry forwards in certain states in which the net operating loss carry forwards will more likely than not expire before they can be fully utilized (a $219,000 reduction in the previously reported 2007 income tax benefit). The Company continues to expect to be able to utilize all of its federal net operating loss carry forwards.

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

•	An increase in the portion of the deferred tax assets allocated to current assets resulting from changes in management estimates (no impact on the previously reported 2007 income tax benefit).

The current deferred tax liability has been netted against the current deferred tax asset for presentation purposes in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes.

The effects of the restatement are as follows:

Effects on Consolidated Statement of Operations for the year ended December 31, 2007

	As Originally Reported	As Restated on April 15, 2008	As Restated on May 19, 2008
Income Tax (Benefit)	$(5,264,000)	$(4,284,000)	$(3,445,000)
Net Income	11,479,000	10,499,000	9,660,000
Earnings Per Share – Basic	1.39	1.27	1.17
Earnings Per Share – Diluted	1.27	1.20	1.10

Effects on Consolidated Balance Sheet as of December 31, 2007

	As Originally Reported	As Restated on April 15, 2008	As Restated on May 19, 2008
Deferred Income Tax Asset – Current	$2,033,000	$1,932,000	$2,704,000
Total Current Assets	12,410,000	12,309,000	13,081,000
Deferred Income Tax Asset – Non-Current	3,506,000	2,477,000	866,000
Total Assets	22,718,000	21,588,000	20,749,000
Other Accrued Liabilities	905,000	856,000	856,000
Deferred Income Tax Liability	101,000	—	—
Total Current Liabilities	4,412,000	4,262,000	4,262,000
Retained Deficit	(12,961,000)	(13,941,000)	(14,780,000)
Total Stockholders’ Equity	17,453,000	16,473,000	15,634,000
Total Liabilities and Stockholders’ Equity	22,718,000	21,588,000	20,749,000

Effects on Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2007

	As Originally Reported	As Restated on April 15, 2008	As Restated on May 19, 2008
Net Income	$11,479,000	$10,499,000	$9,660,000
Deferred Income Taxes	(5,438,000)	(4,409,000)	(3,570,000)
Accrued and Other Liabilities	440,000	391,000	391,000
Net Cash Provided by Operating Activities	7,163,000	7,163,000	7,163,000

17.    SUBSEQUENT EVENT

On January 1, 2009, the Company completed the acquisition of DeVenture Global Partners, Inc. (“DeVenture”) according to the Asset Purchase Agreement entered into on December 26, 2008.

Transcend purchased the DeVenture assets to capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. Under the terms of the asset purchase agreement, Transcend paid $3,450,000 in cash to acquire substantially all of the net assets of DeVenture. In addition, the Company established a $400,000 escrow for working capital adjustments payable in the first quarter of 2009 and a second escrow for $400,000 for representations and warranties to be held in escrow for a period of one year. None of DeVenture’s debt was assumed. The purchase price was funded using cash on hand. In addition to these payments, Transcend may pay an earn-out based on revenue realized over the first six months of 2009. The earn-out will be equal to twenty percent of the amount that annualized DeVenture revenues for the six-month period after closing exceeds annualized DeVenture revenues for the ninety day period prior to closing. Transcend currently expects the transaction to have no impact on its internal earnings per share projections in the first quarter of 2009 and to be slightly accretive to those projections for the remainder of 2009.

Transcend expects to allocate the purchase price between goodwill, customer relationships, covenants not to compete, property and equipment and working capital. The valuation of intangible assets acquired will be finalized prior to March 31, 2009. All goodwill and intangible asset amortization related to the acquisition of the DeVenture assets is expected to be deductible for income tax purposes. Transcend will include the results of DeVenture operations in its financial statements from the closing date forward.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

During the second quarter of 2008, management reevaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective because of the material weakness in the Company’s internal controls described below.

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

Controls over the accounting for income taxes:    The Company did not maintain effective controls over accounting for income taxes. The Company did not have effective policies and procedures and adequately trained and qualified accounting personnel to ensure that the financial impact to the Company of transactions and assets and liabilities affecting income taxes were accounted for in accordance with generally accepted accounting principles (“GAAP”). As a result of this material weakness, the Company was required to restate its consolidated financial statements and related disclosures as of and for the year ended December 31, 2007.

During 2008, the Company implemented remediation efforts, as described below. Accordingly, management believes that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented and the material weakness in internal control over financial reporting has been remediated.

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

Changes in Internal Control over Financial Reporting

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. In April of 2008, in connection with the identification of the material weakness described above, the Company began the process of making improvements in internal control. The following improvements to internal control over financial reporting have been implemented:

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

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The disclosures required by this item are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The disclosures required herein are incorporated by reference from the Company’s proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

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

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(b) Exhibits

The following exhibits are filed with or incorporated by reference into this report, as noted.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	10-K	000-18217	3 (a)	August 27, 1993

4.1	Stock Purchase Warrant granted to Premier Holding of Illinois dated October 27, 2004	10-K	000-18217	4.1	March 9, 2005

4.2	Promissory Note Payable dated January 31, 2005 for $3,500,000 in favor of Susan McGrogan	10-K	000-18217	4.3	March 9, 2005

4.3	Promissory Note dated as of March 1, 2005 between Transcend Services, Inc. and the Development Corporation of Abilene, Inc.	10-Q	000-18217	4.1	July 28, 2005

4.4	Loan and Security Agreement dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.1	January 12, 2006

4.5	Acquisition Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.2	January 12, 2006

4.6	Revolving Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.3	January 12, 2006

10.1	1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.1	November 15, 1996

10.2	Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.2	November 15, 1996

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.3	2001 Stock Option Plan	10-K	000-18217	4.1	March 6, 2002

10.4	2003 Stock Incentive Plan	10-Q	000-18217	4.3	July 29, 2004

10.5	2004 Employee Stock Purchase Plan	10-Q	000-18217	4.4	July 29, 2004

10.6	Clinical Documentation Solution Agreement between Transcend Services, Inc. and MultiModal Technologies, Inc. effective September 28, 2004 (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24(b)(2) and accordingly, those portions have been omitted from this exhibit and filed separately with the Commission.)	10-K	000-18217	10.6	March 9, 2005

10.7	2005 Stock Incentive Plan	10-Q	000-18217	10.1	July 28, 2005

10.8	Agreement for Financial Assistance dated March 1, 2005 between the Development Corporation of Abilene, Inc. and Transcend Services, Inc.	10-Q	000-18217	10.1	April 28, 2005

10.9	Option Agreement to Purchase Stock dated August 15, 2005 between Susan McGrogan and Transcend Services, Inc.	10-Q	000-18217	10.2	October 26, 2005

10.10	Transcend Services, Inc. Stock Purchase Warrant to Purchase Shares of Common Stock, $.05 Par Value.	8-K/A	000-18217	10.1	February 27, 2006

10.11	Amendment to Option Agreement to Purchase Stock between Susan McGrogan and Transcend Services, Inc. dated December 21, 2005.	10-K	000-18217	10.11	March 6, 2006

10.12	2006 Executive Compensation Plan	10-K	000-18217	10.12	March 6, 2006

10.13	Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc. dated May 19, 2005.	10-K	000-18217	10.13	March 6, 2006

10.14	Lease Schedule No. 001R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated December 20, 2005.	10-K	000-18217	10.14	March 6, 2006

10.15	Lease Schedule No. 002R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated October 4, 2005.	10-K	000-18217	10.15	March 6, 2006

10.16	Lease Schedule No. 003R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated December 21, 2005.	10-K	000-18217	10.16	March 6, 2006

10.17	Clinical Documentation Solution Agreement by and between MultiModal Technologies, Inc. and Transcend Services, Inc., effective as of September 1, 2006.	8-K/A	000-18217	10.1	March 1, 2006

10.18	Promissory Note between Transcend Services and Development Corporation of Abilene dated December 1, 2008	8-K	000-18217	10.1	January 2, 2009

10.19	2007 Stock Incentive Plan	S-8	333-157780	4.1	March 9, 2009

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
14.1	Transcend Services, Inc. Code of Business Conduct and Ethics Policy	10-K	000-18217	14.1	February 12, 2004

23.1	Consent of Grant Thornton LLP

23.2	Consent of Habif, Arogeti & Wynne, LLP

23.3	Consent of Miller Ray Houser & Stewart LLP

*31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

(c) Financial Statement Schedules

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries	Balance at End of period
Year ended December 31, 2008
Allowance for doubtful accounts (1)	$85,000	57,000	(43,000)	$99,000
Deferred tax asset valuation allowance (2)	$219,000	(193,000)		$26,000
Year ended December 31, 2007
Allowance for doubtful accounts (1)	$115,000	124,000	(154,000)	$85,000
Deferred tax asset valuation allowance (2)	$6,702,000	(6,483,000)		$219,000
Year ended December 31, 2006
Allowance for doubtful accounts (1)	$23,000	83,000	9,000	$115,000
Deferred tax asset valuation allowance (2)	$7,252,000	(550,000)		$6,702,000

(1)	Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	In 2006 and 2005, the Company had a 100% valuation allowance against the deferred tax asset that resulted from net operating loss carry forwards. Provisions or benefits for all federal and certain state income taxes were offset in full by changes in the deferred tax asset valuation allowance. In 2007, the Company, except for a $219,000 valuation allowance related to state net operating loss carry forwards, reversed its deferred tax asset valuation allowance, as future earnings will more likely than not be adequate to allow utilization of the net operating loss carry forwards prior to their expiration. At December 31, 2008, the Company had a $26,000 valuation allowance related to state net operating loss carry forwards.

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

Dated: March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LARRY G. GERDES Larry G. Gerdes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 11, 2009

/S/ LANCE CORNELL Lance Cornell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2009

/S/ JOSEPH G. BLESER Joseph G. Bleser	Director	March 11, 2009

/S/ JOSEPH P. CLAYTON Joseph P. Clayton	Director	March 11, 2009

/S/ JAMES D. EDWARDS James D. Edwards	Director	March 11, 2009

/S/ WALTER S. HUFF, JR. Walter S. Huff, Jr.	Director	March 11, 2009

/S/ SIDNEY V. SACK Sidney V. Sack	Director	March 11, 2009

/S/ CHARLES E. THOELE Charles E. Thoele	Director	March 11, 2009