Form 10-Q
period 2009-03-31
TRANSCEND SERVICES INC
filed 2009-05-11
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $.05 par value	8,481,092

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSCEND SERVICES, INC.

BALANCE SHEETS

(Rounded to the nearest thousand)

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,701,000	$12,282,000
Accounts receivable, net of allowance for doubtful accounts of $105,000 and $99,000 at March 31, 2009 and December 31, 2008, respectively	6,911,000	5,929,000
Deferred income tax, net	466,000	288,000
Prepaid expenses and other current assets	296,000	332,000

Total current assets	17,374,000	18,831,000
Property and equipment:
Computer equipment	2,619,000	2,376,000
Software	2,709,000	2,794,000
Furniture and fixtures	516,000	487,000

Total property and equipment	5,844,000	5,657,000
Accumulated depreciation and amortization	(4,161,000)	(3,973,000)

Property and equipment, net	1,683,000	1,684,000
Intangible assets:
Goodwill	7,787,000	4,717,000
Other intangible assets	1,707,000	795,000

Total intangible assets	9,494,000	5,512,000
Accumulated amortization	(597,000)	(530,000)

Intangible assets, net	8,897,000	4,982,000
Deferred income tax, net	—	519,000
Other assets	72,000	79,000

Total assets	$28,026,000	$26,095,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$746,000	$981,000
Accrued compensation and benefits	1,763,000	1,704,000
Revolving promissory note	—	4,000
Promissory notes payable	477,000	477,000
Other accrued liabilities	576,000	672,000

Total current liabilities	3,562,000	3,838,000
Long term liabilities:
Promissory notes payable	92,000	238,000
Other liabilities	163,000	169,000

Total long term liabilities	255,000	407,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.05 par value; 15,000,000 shares authorized at March 31, 2009 and December 31, 2008; 8,481,000 and 8,451,000 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	425,000	423,000
Additional paid-in capital	31,218,000	30,439,000
Retained deficit	(7,434,000)	(9,012,000)

Total stockholders’ equity	24,209,000	21,850,000

Total liabilities and stockholders’ equity	$28,026,000	$26,095,000

The accompanying notes are an integral part of these financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and rounded to the nearest thousand,

except earnings per share)

	Three months ended March 31,
	2009	2008
Revenue	$14,930,000	$11,729,000
Direct costs	9,587,000	7,575,000

Gross profit	5,343,000	4,154,000
Operating expenses:
Sales and marketing	407,000	188,000
Research and development	369,000	267,000
General and administrative	1,766,000	1,337,000
Depreciation and amortization	255,000	196,000

Total operating expenses	2,797,000	1,988,000

Operating income	2,546,000	2,166,000
Interest and other expense, net	31,000	7,000

Income before income taxes	2,515,000	2,159,000
Income tax provision	937,000	799,000

Net income	$1,578,000	$1,360,000

Basic earnings per share:
Net earnings per share	$0.19	$0.16

Weighted average shares outstanding	8,470,000	8,445,000

Diluted earnings per share:
Net earnings per share	$0.18	$0.15

Weighted average shares outstanding	8,797,000	8,896,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Unaudited and rounded to the nearest thousand)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Stockholders’ Equity
Balance, December 31, 2008	—	$—	8,451,000	$423,000	$30,439,000	$(9,012,000)	$21,850,000

Net income						1,578,000	1,578,000

Issuance of common stock from stock incentive plans			30,000	2,000	72,000		74,000

Share-based compensation expense					110,000		110,000

Disqualifying dispositions of stock options					597,000		597,000

Balance, March 31, 2009	—	$—	8,481,000	$425,000	$31,218,000	$(7,434,000)	$24,209,000

The accompanying notes are an integral part of this financial statement.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and rounded to the nearest thousand)

	Three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,578,000	$1,360,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	938,000	704,000
Depreciation and amortization	255,000	196,000
Share-based compensation	110,000	59,000
Changes in assets and liabilities:
Accounts receivable, net	(428,000)	60,000
Prepaid expenses and other current assets	41,000	(94,000)
Other assets	14,000	22,000
Accounts payable	(273,000)	(206,000)
Accrued and other liabilities	(320,000)	(399,000)

Total adjustments	337,000	342,000

Net cash provided by operating activities	1,915,000	1,702,000
Cash flows from investing activities:
Capital expenditures	(170,000)	(145,000)
Purchase of business, net of cash acquired	(4,250,000)	(40,000)

Net cash used in investing activities	(4,420,000)	(185,000)
Cash flows from financing activities:
Proceeds from stock options and other issuances	74,000	51,000
Repayment of promissory notes payable	(146,000)	(1,277,000)
Repayment of revolving promissory note	(4,000)	(1,000)

Net cash used in financing activities	(76,000)	(1,227,000)

Net change in cash and cash equivalents	(2,581,000)	290,000
Cash and cash equivalents at beginning of period	12,282,000	4,996,000

Cash and cash equivalents at end of period	$9,701,000	$5,286,000

Supplemental cash flow information:
Cash paid for interest	$14,000	$10,000
Cash paid for interest to related parties	$—	$76,000
Cash paid for income taxes	$382,000	$185,000

Non-cash investing and financing activities:
Additional contingent consideration accrued for previous acquisition	$151,000	$39,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Transcend Services, Inc. (the “Company” or “Transcend”) and for periods prior to May 31, 2008, its wholly-owned subsidiary, Medical Dictation, Inc. (“MDI”). MDI was merged into the Company on May 31, 2008 and all intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements are unaudited and have been prepared by the management of Transcend in accordance with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2008. Footnote disclosure that substantially duplicates the disclosure contained in that document has been omitted. Certain items previously reported in specific financial statement captions have been reclassified to conform to this presentation.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Business Combinations. This Statement retains the fundamental requirements in SFAS 141, Business Combinations. However, SFAS 141(R) requires that acquisition costs be recognized separately from the acquisition and also requires the recognition of assets and liabilities assumed arising from contractual contingencies as of the acquisition date. SFAS 141(R) is effective for the fiscal year beginning January 1, 2009. This Statement amends FASB Statement No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Statement also requires that a Company account for the potential tax effects of temporary differences, carry forwards, and any income tax uncertainties of the company acquired that exist at the acquisition date or that arise as a result of the acquisition in accordance with Statement 109, as amended, and related interpretative guidance, including FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The adoption of SFAS 141(R) has had and will continue to have a significant impact on the accounting for acquisitions completed after the effective date of the pronouncement.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. SFAS 161 requires enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application being encouraged. The Company does not have any derivative instruments nor is it currently involved in hedging activities and therefore adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The FSP requires an entity that is estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension that are both consistent with the asset’s highest and best use and adjusted for entity-specific factors under SFAS No. 142. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company’s adoption of FSP No. FAS 142-3 did not have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, “Accounting for Contingencies,” and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009.

Recently Issued Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The new interim disclosures required by this FSP will be included in the Company’s interim financial statements beginning with the second quarter of 2009.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, “Fair Value Measurements,” to expand certain disclosure requirements. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this FSP SFAS 157-4 is not expected to have a material impact on the Company’s consolidated financial statements.

4. ACQUISITIONS

On January 1, 2009, the Company completed the acquisition of DeVenture Global Partners, Inc. (“DeVenture”) in accordance with the Asset Purchase Agreement entered into on December 26, 2008.

Transcend purchased substantially all of the assets and assumed certain liabilities of DeVenture to expand the Company’s market share, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. DeVenture’s debt was not assumed. The fixed purchase price was $4,250,000. Under the terms of the asset purchase agreement, Transcend paid $3,450,000 in cash at closing. The Company established a $400,000 escrow payable to seller upon seller’s delivery of reviewed financial statements and final working capital as of December 31, 2008. In April 2009, this escrow, plus a $64,223 working capital adjustment, was paid to the seller. A second escrow in the amount of $400,000 was established at closing, payable one year after the close date pending satisfaction of the seller’s representations and warranties. In addition, Transcend may pay an earn-out in the third quarter of 2009 equal to twenty percent of the amount that DeVenture’s annualized revenue for the six-month period after closing exceeds its revenue for the ninety day period prior to closing. The Company has estimated the earn-out payment to be $86,725, increasing the estimated total purchase price to $4,400,948. The purchase price was funded using cash on hand.

Transcend allocated the purchase price between goodwill, customer relationships, covenants not to compete, property and equipment and working capital. All goodwill and intangible asset amortization related to the acquisition of the DeVenture assets is expected to be deductible for income tax purposes. Transcend will include the results of the DeVenture operations in its financial statements from the closing date forward. The Company does not expect any changes to the purchase price allocation to materially increase or decrease amortization expenses, but they may have a material effect on the amount of goodwill and other intangible assets.

During the quarter ended March 31, 2008, the Company accrued for an additional $39,000 earn-out related to the December 31, 2005 acquisition of PracticeXpert.

5. MAJOR CUSTOMERS

No single customer accounted for greater than 10% of total revenue for the quarters ended March 31, 2009 and 2008. The Company provides medical transcription services under individual contracts to customers that are members of a group of hospitals. Revenue attributable to members of this group comprised 18% and 21% of the Company’s total revenue for the three months ended March 31, 2009 and 2008, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of this Statement, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. A portion of the respective purchase prices of the acquisitions of MDI and PracticeXpert in 2005, OTP Technologies, Inc. (“OTP”) in 2007 and DeVenture in 2009 (see Note 2) were attributed to goodwill and other intangible assets.

Other Intangible Assets

(rounded to the nearest thousand)

		March 31, 2009 (unaudited)			December 31, 2008
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants-not-to-compete	5	$71,000	$44,000	$27,000	$50,000	$39,000	$11,000
Customer relationships	5-15	1,636,000	553,000	1,083,000	745,000	491,000	254,000

Total intangible assets		$1,707,000	$597,000	$1,110,000	$795,000	$530,000	$265,000

7. BORROWING ARRANGEMENTS

Revolving promissory note and term loan

The Company maintains a four year, $5.6 million credit facility with Healthcare Finance Group (“HFG”). The HFG facility matures on December 31, 2009 and is comprised of up to $3.6 million on an accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. As a part of the agreement with HFG, the Company issued a warrant to HFG to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share. The fair value of the warrant at grant date was estimated to be $74,000 and is being amortized into interest expense over the life of the credit facility. On June 20, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock in a cashless exercise. Borrowings bear interest at LIBOR plus 4% (4.97% as of March 31, 2009), are secured by accounts receivable and other Company assets and require that the Company maintain certain financial and other covenants.

The balance outstanding under the revolving promissory note was $0 and $4,000 at March 31, 2009 and December 31, 2008, respectively. There was no balance outstanding on the term loan as of March 31, 2009 and December 31, 2008. As of March 31, 2009, $2.0 million was available for borrowing under the HFG term loan and $3.6 million was available under the HFG line of credit.

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

The Promissory Note relates to the Agreement for Financial Assistance by and between DCOA and Transcend effective as of March 1, 2005 that was approved by DCOA on March 4, 2005 and amended on June 6, 2006 (collectively, the “Agreement”). Under the terms of the Agreement, DCOA agreed to provide up to $2 million of interest-free, secured loans to Transcend (the “Loans”). In return, Transcend established and operated a medical transcription training center and regional office in Abilene, Texas. In addition, Transcend agreed to recruit, hire and train up to 208 medical transcription professionals, the majority of whom shall be recruited from Abilene or the area surrounding Abilene, as defined in the Agreement. DCOA offered the Loans to Transcend in two increments of $1 million each in return for Transcend recruiting, hiring and training up to 104 medical transcription professionals for each Loan. The Promissory Note is the first such Loan. During 2007, the Company was informed by the DCOA that the second $1 million loan was no longer available.

Transcend and DCOA intended for the Promissory Note to be paid by Transcend using quarterly training credits and annual job creation/retention incentive credits provided to Transcend by DCOA as defined in the Agreement. Principal reductions of the Promissory Note effected through quarterly training credits and annual earned job creation incentive credits, not cash, totaled $349,000 through November 30, 2008.

On December 1, 2008, Transcend entered into a new agreement with the DCOA whereby the DCOA reduced the loan principal by $101,000 in exchange for agreement by Transcend to retire the debt three years earlier than agreed and the cancellation of potential future credits earned through training and job creation. In the fourth quarter of 2008, this reduction was booked to direct costs as were previous training and job credits earned. Transcend will pay DCOA six quarterly payments of $92,000 commencing January 1, 2009 with the final payment due April 1, 2010 to satisfy the remaining principal amount. The note will continue to carry a zero percent interest rate. The principal balance on the Promissory Note was $458,000 as of March 31, 2009.

OTP Promissory Note

On January 16, 2007, the Company entered into a three year, $330,000 unsecured promissory note in conjunction with the purchase of OTP. The note bears interest at 5.0% and the principal is to be repaid as follows: $110,000 on January 16, 2008; $55,000 on July 16, 2008; $55,000 on January 16, 2009; $55,000 on July 16, 2009 and $55,000 on January 16, 2010. As of March 31, 2009, the balance of the promissory note was $110,000.

8. TRANSACTIONS WITH RELATED PARTIES

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

Susan McGrogan is the Company’s Chief Operating Officer. Ms. McGrogan is also the co-founder of MDI, which was purchased by Transcend on January 31, 2005. In conjunction with the purchase of MDI, the Company entered into a $3.5 million promissory note payable to Ms. McGrogan, the terms of which are described in Note 5, “Borrowing Arrangements.” During the first quarter of 2008, the Company repaid $1.2 million as the final installment on the note plus $59,000 of accrued interest.

9. STOCK-BASED COMPENSATION

The Company has five stockholder-approved stock incentive plans (the “Plans”) for its key employees, directors and key consultants. The Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and, in the case of the plan approved by the shareholders on May 10, 2007, restricted stock units and stock appreciation rights. The Company intends to grant new awards under the 2007 stock incentive plan only. The options are granted at fair market value, as defined in the option agreement, on the date of grant. There are 6,424 options available for issuance at March 31, 2009.

On January 1, 2006, the Company adopted, using a modified version of prospective application, SFAS No. 123(R), Share Based Payment (“SFAS 123(R)”). This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. There were no grants during the quarter ending March 31, 2009.

Transactions involving Company stock options for the three months ended March 31, 2009 were as follows:

	Number of Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2008	912,267	$6.90	7.7 years
Granted	—
Forfeited	—
Exercised	(29,600)	$2.49
Outstanding at March 31, 2009	882,667	$7.05	7.8 years	$2,586,214

*	The aggregate intrinsic value is based on a closing stock price of $9.98 as of March 31, 2009.

The Company recognized equity-based compensation expense under SFAS 123(R) of approximately $110,000 and $59,000 for quarters ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the Company had approximately $1,136,000 of future compensation expense which it expects to record in its statements of operations through 2012.

10. INCOME TAXES

The Company determines its periodic income tax provision based upon the current period taxable income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

The Company projects that its federal net operating loss carryforwards will be fully utilized in 2009.

Transcend’s effective income tax rate was approximately 37% in the quarters ended March 31, 2009 and 2008.

11. SUBSEQUENT EVENT

On April 1, 2009, the Company completed the acquisition of the domestic medical transcription business of Transcription Relief Services, Inc. (“TRS”) in accordance with the Asset Purchase Agreement entered into on March 26, 2009.

Transcend purchased the TRS assets to expand the Company’s market share, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. Under the terms of the asset purchase agreement, Transcend will pay up to $7,500,000, plus or minus a working capital adjustment, to acquire substantially all of the domestic medical transcription net assets of TRS. TRS’s debt was not assumed. The purchase price consists of $4,000,000 paid at closing, a promissory note in the amount of $500,000, and a contingent payment of up to $3,000,000. The promissory note is payable within thirty days after TRS provides to Transcend financial statements (as defined in the asset purchase agreement) plus or minus a final working capital adjustment. The contingent payment is based on fourth quarter 2009 revenue and sold backlog at December 31, 2009, subject to an overall cap of $3,000,000. The contingent payment, if any, will be paid during 2010.

Transcend expects to allocate the purchase price between goodwill, customer relationships, covenants not to compete, property and equipment and working capital. All goodwill and intangible asset amortization related to the acquisition of the TRS assets is expected to be deductible for income tax purposes. Transcend will include the results of TRS operations in its financial statements from the close date forward.

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

Outlook

The U.S. economy has deteriorated significantly in recent months, stemming primarily from the disruptions in the global credit markets. The healthcare industry is generally considered to be recession resistant, but Transcend’s customers are not immune to the impact of a weak economy. Restricted access to credit could hinder hospitals’ ability to finance growth or ongoing operations. The decrease in the availability of consumer credit and a higher unemployment rate could impact discretionary healthcare spending by consumers. To date, Transcend has not seen any noticeable decrease in patient encounter volume among its customers. If the economy were to further deteriorate, the Company could see deterioration in collection of its accounts receivable. It is also uncertain what effect the credit crisis may have on the security of the U.S. banking system, and specifically the financial institutions where the Company’s cash and cash equivalents are deposited.

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

Goodwill and Intangible Assets. As of March 31, 2009, we had goodwill and net intangible assets at carrying amounts of $7,805,000 and $1,092,000, respectively. The total of $8,897,000 represents approximately 32% of total assets as of March 31, 2009. Intangible assets are amortized over their estimated useful lives. If the estimated useful life assumptions are shortened, the Company would record an impairment entry to recognize the change in assumptions.

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

Deferred Tax Assets. As of March 31, 2009, we have net deferred tax assets of $466,000, resulting primarily from federal net operating loss carryforwards that are anticipated to be utilized during 2009. Deferred tax assets represent future tax benefits we expect to realize. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, “Accounting for Income Taxes,” requires us to record a valuation allowance against any deferred income tax benefits that we believe may not be realized. The Company estimates future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. Transcend has valuation allowances against net operating loss carryforwards in certain states in which future taxable income in those states may not be sufficient to utilize the net operating loss carryforwards in those states prior to their expiration.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R for its stock-based awards. Under SFAS No. 123R, management makes assumptions regarding the Company’s stock volatility and forfeiture rates required using the Black-Sholes-Merton option-pricing model used to calculate option compensation cost.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue increased $3.2 million, or 27%, to $14.9 million in the quarter ended March 31, 2009 compared to revenue of $11.7 million in the same period in 2008. The $3.2 million increase in revenue is attributable to revenue from new customers of $1.5 million, revenue contributed by the acquisition of Deventure of $1.2 million and increased revenue from existing customers of $0.7 million, offset by a decrease in revenue of $0.2 million from customers who terminated their contracts since the first quarter of 2008.

Direct costs increased $2.0 million, or 27%, to $9.6 million in the quarter ended March 31, 2009 compared to $7.6 million in the same period in 2008. Direct costs include costs attributable to compensation for transcriptionists, recruiting, management, customer service, technical support for operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs decreased to 64% in the quarter ended March 31, 2009 from 65% in the same period of 2007. The decrease in costs as a percentage of revenue was due primarily to the cost savings that resulted from the increased use of speech recognition technology integrated into the Company’s BeyondTXT platform and the use of offshore transcription resources, partially offset by higher direct costs as a percentage of revenue for DeVenture in the first quarter of 2009.

Gross profit increased $1.2 million or 29%, to $5.3 million in the quarter ended March 31, 2009 compared to $4.2 million in the same period in 2008. Gross profit as a percentage of revenue increased to 36% in the quarter ended March 31, 2009 compared to 35% in the same period in 2008 (see direct costs discussion).

Sales and marketing expenses increased $219,000, or 116%, to $407,000 in the quarter ended March 31, 2009 compared to $188,000 in the same period of 2008. Sales and marketing expenses as a percentage of revenue were 3% and 2% in the quarters ended March 31, 2009 and 2008, respectively. The increase in sales and marketing expense was primarily due to a strategic decision to increase the size of the sales force in 2008, resulting in the hiring of additional sales resources.

Research and development expenses increased $102,000, or 38%, to $369,000 in the quarter ended March 31, 2009 compared to $267,000 in the same period in 2008. Research and development expenses as a percentage of revenue were 2% in both the quarters ended March 31, 2009 and 2008, respectively. The increase was primarily due to an increase in consulting services and compensation-related expenses.

General and administrative expenses increased $429,000, or 32%, to $1,766,000 in the quarter ended March 31, 2009 compared to $1,337,000 in the same period in 2008. General and administrative expenses for DeVenture contributed $118,000 of the increase. Transcend incurred $65,000 of transaction costs related to acquisitions in the first quarter of 2009. The balance of the increase was due primarily to increased audit fees, employee benefits costs, and stock-based compensation expense. General and administrative expenses as a percentage of revenue were 12% and 11% in the quarters ended March 31, 2009 and March 31, 2008, respectively.

Depreciation and amortization expense was $255,000 in the quarter ended March 31, 2009 compared to $196,000 in the same period in 2008. Amortization of intangible assets resulting from the acquisition of DeVenture contributed $28,000 of the increase.

Interest and other expenses increased $24,000 to $31,000 in the quarter ended March 31, 2009 compared to $7,000 in the same period in 2008. The increase is due primarily to lower interest income on cash, related to the recent changes in the credit environment.

The income tax provision increased $138,000 to $937,000 for the three months ended March 31, 2009 compared to $799,000 in the same period in 2008. The provision increased primarily due to higher pre-tax income.

Liquidity and Capital Resources

As of March 31, 2009, the Company had cash and cash equivalents of $9.7 million, working capital of $13.8 million, availability of approximately $3.6 million on its line of credit based on eligible accounts receivable and $2.0 million available on its acquisition term loan facility (see Note 5). The Company had $569,000 of debt outstanding as of March 31, 2009.

Cash provided by operating activities was $1.9 million for the three months ended March 31, 2009 compared to $1.7 million for the three months ended March 31, 2008. The improvement was due primarily to improved profitability before income taxes, partially offset by changes in working capital.

Cash used in investing activities was $4.4 million for the three months ended March 31, 2009, compared to $185,000 for the three months ended March 31, 2008. The outflow in 2009 was due primarily to the acquisition of DeVenture for $4.25 million.

Cash used in financing activities was $76,000 for the three months ended March 31, 2009 compared to an outflow of

$1,227,000 in 2008. The outflow during 2009 consisted of note repayments of $150,000, offset by proceeds on the exercise of stock options of $74,000. In 2008, the outflow consisted of note repayments of $1,278,000, offset by proceeds of $51,000 from the exercise of stock options.

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

The Company had no material exposure to market risk from derivatives or other financial instruments as of March 31, 2009.

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

During the first quarter of 2009, management evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2009.

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

TRANSCEND SERVICES, INC.

May 11, 2009	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)