Form 10-Q
period 2009-06-30
TRANSCEND SERVICES INC
filed 2009-08-03
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at July 31, 2009
Common Stock, $0.05 par value	8,497,342

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSCEND SERVICES, INC.

BALANCE SHEETS

(Rounded to the nearest thousand)

	June 30, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$7,807,000	$12,282,000
Accounts receivable, net of allowance for doubtful accounts of $113,000 and $99,000 at June 30, 2009 and December 31, 2008, respectively	7,427,000	5,929,000
Deferred income tax, net	163,000	288,000
Prepaid income tax	848,000	—
Prepaid expenses and other current assets	352,000	332,000

Total current assets	16,597,000	18,831,000
Property and equipment:
Computer equipment	2,767,000	2,376,000
Software	2,818,000	2,794,000
Furniture and fixtures	519,000	487,000

Total property and equipment	6,104,000	5,657,000
Accumulated depreciation and amortization	(4,379,000)	(3,973,000)

Property and equipment, net	1,725,000	1,684,000
Intangible assets:
Goodwill	10,560,000	4,717,000
Other intangible assets	3,099,000	795,000

Total intangible assets	13,659,000	5,512,000
Accumulated amortization	(688,000)	(530,000)

Intangible assets, net	12,971,000	4,982,000
Deferred income tax, net	157,000	519,000
Other assets	72,000	79,000

Total assets	$31,522,000	$26,095,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,178,000	$981,000
Accrued compensation and benefits	2,086,000	1,704,000
Revolving promissory note	2,000	4,000
Promissory notes payable	477,000	477,000
Other accrued liabilities	869,000	672,000

Total current liabilities	4,612,000	3,838,000
Long term liabilities:
Promissory notes payable	—	238,000
Other liabilities	157,000	169,000

Total long term liabilities	157,000	407,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.05 par value; 15,000,000 shares authorized at June 30, 2009 and December 31, 2008; 8,485,000 and 8,451,000 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	425,000	423,000
Additional paid-in capital	32,006,000	30,439,000
Retained deficit	(5,678,000)	(9,012,000)

Total stockholders’ equity	26,753,000	21,850,000

Total liabilities and stockholders’ equity	$31,522,000	$26,095,000

The accompanying notes are an integral part of these financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and rounded to the nearest thousand,

except earnings per share)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$16,966,000	$11,973,000	$31,896,000	$23,702,000
Direct costs	10,851,000	7,570,000	20,438,000	15,145,000

Gross profit	6,115,000	4,403,000	11,458,000	8,557,000
Operating expenses:
Sales and marketing	446,000	301,000	853,000	489,000
Research and development	364,000	266,000	733,000	533,000
General and administrative	2,174,000	1,434,000	3,940,000	2,771,000
Depreciation and amortization	309,000	201,000	564,000	397,000

Total operating expenses	3,293,000	2,202,000	6,090,000	4,190,000

Operating income	2,822,000	2,201,000	5,368,000	4,367,000
Interest and other expense, net	30,000	9,000	61,000	16,000

Income before income taxes	2,792,000	2,192,000	5,307,000	4,351,000
Income tax provision	1,036,000	757,000	1,973,000	1,556,000

Net income	$1,756,000	$1,435,000	$3,334,000	$2,795,000

Basic earnings per share:
Net earnings per share	$0.21	$0.17	$0.39	$0.33

Weighted average shares outstanding	8,483,000	8,451,000	8,476,000	8,448,000

Diluted earnings per share:
Net earnings per share	$0.20	$0.16	$0.38	$0.31

Weighted average shares outstanding	8,874,000	8,938,000	8,831,000	8,933,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Unaudited and rounded to the nearest thousand)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Stockholders’ Equity
Balance, December 31, 2008	—	$—	8,451,000	$423,000	$30,439,000	$(9,012,000)	$21,850,000
Net income						3,334,000	3,334,000
Issuance of common stock from stock incentive plans			34,000	2,000	81,000		83,000
Share-based compensation expense					258,000		258,000
Tax benefit from disqualifying dispositions of stock options and warrants					1,228,000		1,228,000

Balance, June 30, 2009	—	$—	8,485,000	$425,000	$32,006,000	$(5,678,000)	$26,753,000

The accompanying notes are an integral part of this financial statement.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and rounded to the nearest thousand)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,334,000	$2,795,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	487,000	1,370,000
Depreciation and amortization	564,000	397,000
Share-based compensation	258,000	147,000
Employment credits – debt forgiveness	—	(23,000)
Changes in assets and liabilities:
Accounts receivable, net	(168,000)	479,000
Prepaid income tax, excluding tax benefit for share-based payments	380,000	—
Tax benefit for share-based payments	(1,228,000)	—
Prepaid expenses and other current assets	(7,000)	(162,000)
Other assets	14,000	44,000
Accounts payable	137,000	144,000
Accrued and other liabilities	(131,000)	(296,000)

Total adjustments	306,000	2,100,000

Net cash provided by operating activities	3,640,000	4,895,000
Cash flows from investing activities:
Capital expenditures	(372,000)	(424,000)
Proceeds from disposition of assets	—	(40,000)
Purchase of businesses, net of cash acquired	(8,814,000)	—

Net cash used in investing activities	(9,186,000)	(464,000)
Cash flows from financing activities:
Proceeds from stock options and other issuances	83,000	59,000
Tax benefit for share-based payments	1,228,000	—
Repayment of promissory notes payable to related parties	—	(1,167,000)
Repayment of promissory notes payable	(238,000)	(110,000)
Repayment of revolving promissory note	(2,000)	—

Net cash provided by (used in) financing activities	1,071,000	(1,218,000)

Net change in cash and cash equivalents	(4,475,000)	3,213,000
Cash and cash equivalents at beginning of period	12,282,000	4,996,000

Cash and cash equivalents at end of period	$7,807,000	$8,209,000

Supplemental cash flow information:
Cash paid for interest	$22,000	$59,000
Cash paid for interest to related parties	$—	$38,000
Cash paid for income taxes	$1,376,000	$185,000

Non-cash investing and financing activities:
Additional contingent consideration accrued for previous acquisition	$475,000	$19,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), Business Combinations. This Statement retains the fundamental requirements in SFAS 141, Business Combinations. However, SFAS 141(R) requires that acquisition costs be recognized separately from the acquisition and also requires the recognition of assets and liabilities assumed arising from contractual contingencies as of the acquisition date. SFAS 141(R) is effective for the fiscal year beginning January 1, 2009. This Statement amends FASB Statement No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Statement also requires that a Company account for the potential tax effects of temporary differences, carry forwards, and any income tax uncertainties of the company acquired that exist at the acquisition date or that arise as a result of the acquisition in accordance with Statement 109, as amended, and related interpretative guidance, including FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Company’s adoption of SFAS 141(R) resulted in the expensing of $118,000 and $182,000 of acquisition costs in the three and six months ended June 30, 2009, respectively, in connection with the two acquisitions discussed in Note 3.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement 133. SFAS 161 requires enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 with early application being encouraged. The Company does not have any derivative instruments nor is it currently involved in hedging activities and therefore the adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The FSP requires an entity that is estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension that are both consistent with the asset’s highest and best use and adjusted for entity-specific factors under SFAS No. 142. The FSP is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company’s adoption of FSP No. FAS 142-3 did not have a material effect on its financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS 162 did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued FSP SFAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. FSP SFAS 141R-1 amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. FSP SFAS 141R-1 removes subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS 141R and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. FSP SFAS 141R-1 eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by SFAS 5. FSP SFAS 141R-1 also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with SFAS 141R. FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009. FSP SFAS 141R-1 did not have a material effect on the Company’s financial statements (see note 3).

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS 107-1 and APB 28-1 amend SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amend Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company has included this disclosure in this filing (see note 6).

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, Fair Value Measurements, to expand certain disclosure requirements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this FSP SFAS 157-4 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 provides guidance on management’s assessment of subsequent events. SFAS 165 clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued”. Management must perform its assessment for both interim and annual financial reporting periods and disclose the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company has included this disclosure in this filing (see note 11).

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s financial statements.

3. ACQUISITIONS

On January 1, 2009, the Company completed the acquisition of DeVenture Global Partners, Inc. (“DeVenture”) in accordance with the Asset Purchase Agreement entered into on December 26, 2008.

Transcend purchased substantially all of the assets and assumed certain liabilities of DeVenture to expand the Company’s market share, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. DeVenture’s debt was not assumed. The fixed purchase price was $4,250,000. Under the terms of the asset purchase agreement, Transcend paid $3,450,000 in cash at closing. The Company established a $400,000 escrow payable to seller upon seller’s delivery of reviewed financial statements and final working capital as of December 31, 2008. In April 2009, this escrow, plus a $64,223 working capital adjustment, was paid to the seller. A second escrow in the amount of $400,000 was established at closing, payable one year after the closing date pending satisfaction of the seller’s representations and warranties. In addition, Transcend paid an earn-out of $60,413 subsequent to June 30, 2009 which was equal to twenty percent of the amount that DeVenture’s annualized revenue for the six-month period after closing exceeded its revenue for the ninety day period prior to closing. Including the earn-out, the total purchase price would equal $4,374,636 if the second escrow was fully paid. The purchase price was funded using cash on hand.

Transcend allocated the purchase price between goodwill, customer relationships, covenants not to compete, property and equipment and working capital. All goodwill and intangible asset amortization related to the acquisition of the DeVenture assets is expected to be deductible for income tax purposes. Transcend has included the results of the DeVenture operations in its financial statements from the closing date forward.

On April 1, 2009, the Company completed the acquisition of the domestic medical transcription business of Transcription Relief Services, Inc. (“TRS”) in accordance with the Asset Purchase Agreement entered into on March 26, 2009. Transcend purchased the TRS assets and assumed certain liabilities of TRS to expand the Company’s market share, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. TRS’s debt was not assumed. The fixed purchase price was $4,500,000. Transcend paid $4,000,000 in cash at closing. In May 2009, Transcend paid an additional amount of $500,000 upon the seller’s delivery of reviewed financial statements and final working capital as of March 31, 2009. A contingent payment, due in 2010, is based on fourth quarter 2009 revenue and sold backlog at December 31, 2009, subject to an overall cap of $3,000,000. Based on the June 30, 2009 forecast for 2009, the Company has estimated the contingent payment to be approximately $350,000, increasing the estimated total purchase price to $4,850,000. The purchase price was funded using cash on hand.

Transcend initially allocated the purchase price between goodwill, customer relationships, covenants not to compete, property and equipment and working capital. All goodwill and intangible asset amortization related to the acquisition of the TRS assets is expected to be deductible for income tax purposes. Transcend has included the results of TRS operations in its financial statements from the close date forward. The Company anticipates finalizing the purchase price allocation by the end of 2009 and does not expect any changes to the purchase price allocation to materially increase or decrease amortization expenses, but they may have a material effect on the amount of recorded goodwill and other intangible assets.

During the quarter ended March 31, 2008, the Company accrued for an additional $39,000 earn-out related to the December 31, 2005 acquisition of PracticeXpert.

4. MAJOR CUSTOMERS

No single customer accounted for greater than 10% of total revenue for the three and six months ended June 30, 2009 and 2008. The Company provides medical transcription services under individual contracts to customers that are members of a group of hospitals. Revenue attributable to members of this group comprised 16% and 21% of the Company’s total revenue for the three months ended June 30, 2009 and 2008, respectively and 18% and 22% of the Company’s total revenue for the six months ended June 30, 2009 and 2008, respectively. The decrease in percent in 2009 from 2008 is due to the addition of DeVenture and TRS customers, none of which are members of this group.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under the provisions of this Statement, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. A portion of the respective purchase prices of the acquisitions of MDI and PracticeXpert in 2005, OTP Technologies, Inc. (“OTP”) in 2007 and DeVenture and TRS in 2009 were attributed to goodwill and other intangible assets.

Other Intangible Assets

(Rounded to the nearest thousand)

		June 30, 2009 (unaudited)			December 31, 2008
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants-not-to-compete	5	$118,000	$48,000	$70,000	$50,000	$39,000	$11,000
Customer relationships	5-10	2,981,000	640,000	2,341,000	745,000	491,000	254,000

Total intangible assets		$3,099,000	$688,000	$2,411,000	$795,000	$530,000	$265,000

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the carrying value of short-term debt, which totaled $479,000 as of June 30, 2009 and $481,000 as of December 31, 2008, was estimated to approximate its fair value. The carrying value of long-term debt of $0 at June 30, 2009 and $238,000 at December 31, 2008 approximated fair value. The fair value of debt is estimated based on approximate market interest rates for similar issues. The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of those assets and liabilities.

7. BORROWING ARRANGEMENTS

Revolving promissory note and term loan

The Company maintains a four year credit facility with Healthcare Finance Group (“HFG”). The HFG facility matures on December 31, 2009 and was initially comprised of up to $3.6 million on an accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. The term loan portion expired on December 31, 2007. As a part of the agreement with HFG, the Company issued a warrant to HFG to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share. The fair value of the warrant at grant date was estimated to be $74,000 and is being amortized into interest expense over the life of the credit facility. On June 20, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock in a cashless exercise. Borrowings bear interest at LIBOR plus 4% (4.31% as of June 30, 2009), are secured by accounts receivable and other Company assets and require that the Company maintain certain financial and other covenants.

The balance outstanding under the revolving promissory note was $2,000 and $4,000 at June 30, 2009 and December 31, 2008, respectively. As of June 30, 2009, $3.6 million was available under the HFG line of credit.

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

On December 1, 2008, Transcend entered into a new agreement with the DCOA whereby the DCOA reduced the loan principal by $101,000 in exchange for agreement by Transcend to retire the debt three years earlier than agreed and the cancellation of potential future credits earned through training and job creation. In the fourth quarter of 2008, this reduction was booked to direct costs as were previous training and job credits earned. Transcend will pay DCOA six quarterly payments of $92,000 commencing January 1, 2009 with the final payment due April 1, 2010 to satisfy the remaining principal amount. The note will continue to carry a zero percent interest rate. The principal balance on the Promissory Note was $367,000 as of June 30, 2009.

OTP Promissory Note

On January 16, 2007, the Company entered into a three year, $330,000 unsecured promissory note in conjunction with the purchase of OTP. The note bears interest at 5.0% and the principal is to be repaid as follows: $110,000 on January 16, 2008; $55,000 on July 16, 2008; $55,000 on January 16, 2009; $55,000 on July 16, 2009 and $55,000 on January 16, 2010. As of June 30, 2009, the balance of the promissory note was $110,000.

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

Susan McGrogan is the Company’s Chief Operating Officer. Ms. McGrogan is also the co-founder of MDI, which was purchased by Transcend on January 31, 2005. In conjunction with the purchase of MDI, the Company entered into a $3.5 million promissory note payable to Ms. McGrogan, the terms of which are described in Note 7, “Borrowing Arrangements.” During the first quarter of 2008, the Company repaid $1.2 million as the final installment on the note plus $59,000 of accrued interest.

9. STOCK-BASED COMPENSATION

The Company has six stockholder-approved stock incentive plans (the “Plans”) for its key employees, directors and key consultants. The Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and, in the case of the plans approved by the shareholders on May 10, 2007 and May 19, 2009, restricted stock units and stock appreciation rights. The Company intends to grant new awards under the 2009 stock incentive plan only. The options are granted at fair market value, as defined in the option agreement, on the date of grant. There are 384,924 options available for issuance at June 30, 2009.

On January 1, 2006, the Company adopted, using a modified version of prospective application, SFAS No. 123(R), Share Based Payment (“SFAS 123(R)”). This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used for all options granted during the quarter ending June 30, 2009: dividend yield of 0%; volatility of 92.47%; risk-free interest rate of 1.85%; expected forfeiture rate of 50%; a weighted average exercise price of $13.04; and a weighted average expected life of 2.0 years.

Transactions involving Company stock options for the six months ended June 30, 2009 were as follows:

	Number of Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2008	912,267	$6.90	7.7 years
Granted	30,000	$13.04
Forfeited	(8,500)	$12.86
Exercised	(31,100)	$2.66
Outstanding at June 30, 2009	902,667	$7.20	7.4 years	$7,808,070

*	The aggregate intrinsic value is based on a closing stock price of $15.85 as of June 30, 2009.

The Company recognized equity-based compensation expense under SFAS 123(R) of approximately $147,000 and $258,000 for the three and six months ended June 30, 2009, respectively, and $88,000 and $147,000 for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, the Company had approximately $1,127,000 of future compensation expense which it expects to record in its statements of operations through 2012.

10. INCOME TAXES

The Company determines its periodic income tax provision based upon the current period taxable income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

The Company’s federal net operating loss carryforwards have been fully utilized in 2009.

Transcend’s effective income tax rate was approximately 37% and 35% for the three months ended June 30, 2009 and 2008, respectively, and 37% and 36% for the six months ended June 30, 2009 and 2008 respectively.

11. SUBSEQUENT EVENT

In accordance with SFAS 165, Subsequent Events, the Company evaluated all events or transactions that occurred after June 30, 2009 up through August 3, 2009, the date these financial statements were issued. During this period, no material recognizable subsequent events occurred.

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

Goodwill and Intangible Assets. As of June 30, 2009, the Company had goodwill and net intangible assets at carrying amounts of $10,560,000 and $2,411,000, respectively. The total of $12,971,000 represents approximately 41% of total assets as of June 30, 2009. Intangible assets are amortized over their estimated useful lives. If the estimated useful life assumptions are shortened, the Company would record an impairment entry to recognize the change in assumptions.

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

Deferred Tax Assets. As of June 30, 2009, the Company had net deferred tax assets of $320,000. Deferred tax assets represent future tax benefits we expect to realize. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. SFAS 109, Accounting for Income Taxes, requires us to record a valuation allowance against any deferred income tax benefits that we believe may not be realized. The Company estimates future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. Transcend has valuation allowances against net operating loss carryforwards in certain states in which future taxable income in those states may not be sufficient to utilize the net operating loss carryforwards in those states prior to their expiration.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R for its stock-based awards. Under SFAS No. 123R, management makes assumptions regarding the Company’s stock volatility and forfeiture rates required using the Black-Sholes-Merton option-pricing model used to calculate option compensation cost.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue increased $5.0 million, or 42%, to $17.0 million in the quarter ended June 30, 2009 compared to revenue of $12.0 million in the same period in 2008. The $5.0 million increase in revenue is attributable to revenue from new customers of $1.8 million, revenue contributed by the acquisition of TRS of $1.9 million, revenue contributed by the acquisition of Deventure of $1.3 million, and increased revenue from existing customers of $0.2 million, offset by a decrease in revenue of $0.2 million from customers who terminated their contracts since the second quarter of 2008.

Direct costs increased $3.3 million, or 43%, to $10.9 million in the quarter ended June 30, 2009 compared to $7.6 million in the same period in 2008. Direct costs include costs attributable to compensation for transcriptionists, fees paid for speech recognition processing, telephone expenses, recruiting, management, customer service, technical support for operations, and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable operations infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs increased to 64% in the quarter ended June 30, 2009 from 63% in the same period of 2008. The increase in costs as a percentage of revenue was due primarily to an increase in semi-variable operations infrastructure costs. The acquisitions of DeVenture and TRS did not have an impact on direct costs as a percent of revenue and variable costs as a percent of revenue remained flat for existing core business. Gross profit increased $1.7 million or 39%, to $6.1 million in the quarter ended June 30, 2009 compared to $4.4 million in the same period in 2008. Gross profit as a percentage of revenue decreased to 36% in the quarter ended June 30, 2009 compared to 37% in the same period in 2008 (see direct costs discussion).

Sales and marketing expenses increased $145,000, or 48%, to $446,000 in the quarter ended June 30, 2009 compared to $301,000 in the same period of 2008. Sales and marketing expenses as a percentage of revenue were 3% in both the quarters ended June 30, 2009 and 2008. The increase in sales and marketing expense was primarily due to an increase in the commission percentage on sales and increased advertising and marketing efforts.

Research and development expenses increased $98,000, or 37%, to $364,000 in the quarter ended June 30, 2009 compared to $266,000 in the same period in 2008. Research and development expenses as a percentage of revenue were 2% in both the quarters ended March 31, 2009 and 2008. The increase was primarily due to an increase in compensation-related expenses and increases in hardware and software maintenance costs related to information technology initiatives.

General and administrative expenses increased $740,000, or 52%, to $2,174,000 in the quarter ended June 30, 2009 compared to $1,434,000 in the same period in 2008. General and administrative expenses for DeVenture and TRS contributed $131,000 and $191,000 of the increase, respectively. Transcend incurred $118,000 of transaction costs related to acquisitions in the second quarter of 2009. The balance of the increase was due primarily to increased contract services, employee benefits costs, and stock-based compensation expense. General and administrative expenses as a percentage of revenue were 13% and 12% in the quarters ended June 30, 2009 and 2008, respectively.

Depreciation and amortization expense was $309,000 in the quarter ended June 30, 2009 compared to $201,000 in the same period in 2008. Amortization of intangible assets resulting from the acquisitions of DeVenture and TRS contributed $51,000 of the increase.

Interest and other expenses increased $21,000 to $30,000 in the quarter ended June 30, 2009 compared to $9,000 in the same period in 2008. The increase is due primarily to lower interest income on cash, related to the recent changes in the credit environment.

The income tax provision increased $279,000 to $1,036,000 for the three months ended June 30, 2009 compared to $757,000 in the same period in 2008. The provision increased primarily due to higher pre-tax income and a higher effective tax rate of 37% for the quarter ended June 30, 2009 compared to 35% for the quarter ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue increased $8.2 million, or 35%, to $31.9 million in the six months ended June 30, 2009 compared to revenue of $23.7 million in the same period in 2008. The $8.2 million increase in revenue is attributable to revenue from new customers of $3.4 million, revenue contributed by the acquisition of DeVenture of $2.5 million, revenue contributed by the acquisition of TRS of $1.9 million, and increased revenue from existing customers of $0.8 million, offset by a decrease in revenue of $0.4 million from customers who terminated their contracts since the second quarter of 2008.

Direct costs increased $5.3 million, or 35%, to $20.4 million in the six months ended June 30, 2009 compared to $15.1 million in the same period in 2008. Direct costs include costs attributable to compensation for transcriptionists, recruiting, management, customer service, technical support for operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcriptionist compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

Direct costs remained at 64% of revenue in the six months ended June 30, 2009 compared to the same period of 2008. Costs as a percentage of revenue remained flat due primarily to higher direct costs as a percentage of revenue for DeVenture and TRS, offset by the cost savings that resulted from the increased use of speech recognition technology integrated into the Company’s BeyondTXT platform and the use of offshore transcription resources.

Gross profit increased $2.9 million, or 34%, to $11.5 million in the six months ended June 30, 2009 compared to $8.6 million in the same period in 2008. Gross profit as a percentage of revenue remained at 36% in the six months ended June 30, 2009 compared to the same period in 2008 (see direct costs discussion).

Sales and marketing expenses increased $364,000, or 74%, to $853,000 in the six months ended June 30, 2009, compared to $489,000 in the same period of 2008. Sales and marketing expenses as a percentage of revenue were 3% and 2% in the six months ended June 30, 2009 and 2008, respectively. The size of the sales force increased to 6 employees in 2009 from 4 employees in 2008. The increase in sales and marketing expense is primarily due to increases in compensation and commissions and increased advertising and marketing efforts.

Research and development expenses increased $200,000, or 38%, to $733,000 in the six months ended June 30, 2009 compared to $533,000 in the same period in 2008. Research and development expenses as a percentage of revenue were 2% in both the six-month periods ended June 30, 2009 and 2008. The increase is primarily due to increases in compensation, contract services and hardware and software maintenance costs related to new Information Technology initiatives.

General and administrative expenses increased $1.2 million, or 42%, to $3.9 million in the six months ended June 30, 2009 compared to $2.8 million in the same period in 2008. General and administrative expenses for DeVenture and TRS contributed $254,000 and $191,000 of the increase, respectively. Transcend incurred $182,000 of transaction costs related to acquisitions in 2009. The remaining increase is due primarily to increases in employee related costs, contract services, and stock compensation expense. General and administrative expenses as a percentage of revenue were 12% in both the six-month periods ended June 30, 2009 and 2008.

Depreciation and amortization expense increased $167,000, or 42%, to $564,000 in the six months ended June 30, 2009 compared to $397,000 in the same period in 2008. Amortization of intangible assets resulting from the acquisitions of DeVenture and TRS contributed $78,000 of the increase.

Interest and other expenses increased $45,000, or 281%, to $61,000 in the six months ended June 30, 2009 compared to $16,000 in the same period in 2008. The increase is due primarily to reduced interest income and increased amortization of finance costs, offset partially by a reduction in the amount of debt outstanding.

The income tax provision increased $417,000 to $1,973,000 for the six months ended June 30, 2009 compared to $1,556,000 in the same period in 2008. The provision increased primarily due to higher pre-tax income and a higher effective tax rate of 37% for the six months ended June 30, 2009 compared to 36% for the six months ended June 30, 2008.

Liquidity and Capital Resources

As of June 30, 2009, the Company had cash and cash equivalents of $7.8 million, working capital of $12.0 million, and availability of approximately $3.6 million on its line of credit based on eligible accounts receivable (see Note 7). The Company had $479,000 of debt outstanding as of June 30, 2009.

Cash provided by operating activities was $3.6 million for the six months ended June 30, 2009 compared to $4.9 million for the six months ended June 30, 2008. The decrease was due primarily to changes in tax related items and in working capital, offset by improved profitability before income taxes.

Cash used in investing activities was $9.2 million for the six months ended June 30, 2009, compared to $464,000 for the six months ended June 30, 2008. The outflow in 2009 was due primarily to the acquisitions of DeVenture for $4.3 million and TRS for $4.5 million.

Cash provided by financing activities was $1.1 million for the six months ended June 30, 2009 compared to cash used in financing activities of $1.2 million in the same period in 2008. The cash provided during 2009 consisted of the tax benefit for share-based payments of $1.2 million and the proceeds on the exercise of stock options of $83,000, offset by note repayments of $240,000. In 2008, the outflow consisted of note repayments of $1.3 million, offset by proceeds of $59,000 from the exercise of stock options.

The Company anticipates that cash on hand, together with cash flow from operations should be sufficient for the next twelve months to finance operations, make capital investments in the ordinary course of business, pay contingent amounts related to previous acquisitions, and pay indebtedness when due.

Part of the growth strategy for Transcend is the completion of acquisitions. Management believes that available cash and the HFG credit facility (until expiration on December 31, 2009) together with other acquisition options, such as seller financing, are only sufficient to complete small acquisitions. Additional financing will be required for larger acquisitions. Although to this date, Transcend has not needed to access the equity or credit markets for additional acquisition funding, management has approached them to determine availability of funding and believes, based on current information that the Company can obtain acquisition financing should the need arise. However, there can be no assurance that funding will remain available.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of June 30, 2009.

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

Management evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. The financial operations of the Company’s recent acquisitions of DeVenture and TRS have been substantially, but not fully, integrated into the Company’s internal controls over financial reporting. The Company anticipates that these operations will be fully integrated by the end of 2009. Management evaluated the changes in the Company’s internal control over financial reporting in the first six months of 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there have been no other changes in the Company’s internal control over financial reporting during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Although from time to time the Company is subject to various legal proceedings in the course of conducting business, the Company is not currently a party to any material legal proceeding.

Item 1A.	Risk Factors

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended June 30, 2009.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 19, 2009. The stockholders voted on the following proposals and the results of the voting are presented below.

1.	To elect a Board of Directors consisting of seven members to hold office until the next annual meeting of stockholders or until their successors are elected and qualified.

Nominee	Votes For	Votes Withheld
Joseph G. Bleser	6,028,631	2,086,178
Joseph P. Clayton	7,640,067	474,742
James D. Edwards	7,790,288	324,521
Larry G. Gerdes	7,814,345	300,464
Walter S. Huff Jr.	7,807,298	307,511
Sidney V. Sack	7,649,966	464,843
Charles E. Thoele	7,616,188	498,621

2.	To ratify the appointment of Grant Thornton LLP as independent public accountants to audit the accounts of the Company for the year ending December 31, 2009. The stockholders ratified said appointment with 8,103,134 votes FOR, 10,713 votes AGAINST and 962 ABSTAINING.

3.	To approve the 2009 Stock Incentive Plan. The stockholders approved said plan with 3,629,603 votes FOR, 2,181,566 votes AGAINST, 2,387 ABSTAINING and 2,301,253 BROKER NON-VOTES.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this report.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	8-K	000-18217	3 (a)	December 19, 2007

3.3	Asset Purchase Agreement between Transcend Services, Inc. and DeVenture Global Partners, Inc.	8-K	000-18217	2.0	December 23, 2008

3.4	Asset Purchase Agreement between Transcend Services, Inc. and Transcription Relief Services, LLC	8-K	000-18217	2.0	March 27, 2009

3.5	2009 Stock Incentive Plan	S-8	333-160905	4.3	July 30, 2009

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

The agreements identified in this report as exhibits are between and among the parties to them, and are not for the benefit of any other person. Each agreement speaks as of its date, and the Company does not undertake to update them, unless otherwise required by the terms of the agreement or by law. As permitted, the Company has omitted some disclosure schedules because the Company has concluded that they do not contain information that is material to an investment decision and is not otherwise disclosed in the agreement or this report. Omitted schedules may nevertheless affect the related agreement. The agreements, including the Company’s representations, warranties, and covenants, are subject to qualifications and limitations agreed to by the parties and may be subject to a contractual standard of materiality, and remedies, different from those generally applicable or available to investors and may reflect an allocation of risk between or among the parties to them. Accordingly, the representations, warranties and covenants of the Company contained in the agreements may not constitute strict representation of factual matters or absolute promises of performance. Moreover, the agreements may be subject to differing interpretations by the parties, and a party may, in accordance with the agreement or otherwise, waive or modify the Company’s representations, warranties, or covenants.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

August 3, 2009	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)