Form 10-K/A
period 2008-12-31
TRANSCEND SERVICES INC
filed 2009-11-05
CIK 858452

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission (SEC) on March 11, 2009 (the “Original Filing”). We are filing this Amendment No. 1 to include in Item 15, Reports on Financial Statement Schedule II, by two of our auditors for the years ended December 31, 2006 and 2007. Other than Item 15, Exhibits and Financial Schedules, no other Items or information have been amended.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

		Page

	Part IV

Item 15.	Exhibits, Financial Statement Schedules	3
	Signatures	6

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

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

(b) Exhibits

The following exhibits are filed with or incorporated by reference into this report, as noted.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	10-K	000-18217	3 (a)	August 27, 1993

4.1	Stock Purchase Warrant granted to Premier Holding of Illinois dated October 27, 2004	10-K	000-18217	4.1	March 9, 2005

4.2	Promissory Note Payable dated January 31, 2005 for $3,500,000 in favor of Susan McGrogan	10-K	000-18217	4.3	March 9, 2005

4.3	Promissory Note dated as of March 1, 2005 between Transcend Services, Inc. and the Development Corporation of Abilene, Inc.	10-Q	000-18217	4.1	July 28, 2005

4.4	Loan and Security Agreement dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.1	January 12, 2006

4.5	Acquisition Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.2	January 12, 2006

4.6	Revolving Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.3	January 12, 2006

10.1	1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.1	November 15, 1996

10.2	Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.2	November 15, 1996

10.3	2001 Stock Option Plan	10-K	000-18217	4.1	March 6, 2002

10.4	2003 Stock Incentive Plan	10-Q	000-18217	4.3	July 29, 2004

10.5	2004 Employee Stock Purchase Plan	10-Q	000-18217	4.4	July 29, 2004

10.6	Clinical Documentation Solution Agreement between Transcend Services, Inc. and MultiModal Technologies, Inc. effective September 28, 2004 (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24(b)(2) and accordingly, those portions have been omitted from this exhibit and filed separately with the Commission.)	10-K	000-18217	10.6	March 9, 2005

10.7	2005 Stock Incentive Plan	10-Q	000-18217	10.1	July 28, 2005

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.8	Agreement for Financial Assistance dated March 1, 2005 between the Development Corporation of Abilene, Inc. and Transcend Services, Inc.	10-Q	000-18217	10.1	April 28, 2005

10.9	Option Agreement to Purchase Stock dated August 15, 2005 between Susan McGrogan and Transcend Services, Inc.	10-Q	000-18217	10.2	October 26, 2005

10.10	Transcend Services, Inc. Stock Purchase Warrant to Purchase Shares of Common Stock, $.05 Par Value.	8-K/A	000-18217	10.1	February 27, 2006

10.11	Amendment to Option Agreement to Purchase Stock between Susan McGrogan and Transcend Services, Inc. dated December 21, 2005.	10-K	000-18217	10.11	March 6, 2006

10.12	2006 Executive Compensation Plan	10-K	000-18217	10.12	March 6, 2006

10.13	Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc. dated May 19, 2005.	10-K	000-18217	10.13	March 6, 2006

10.14	Lease Schedule No. 001R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated December 20, 2005.	10-K	000-18217	10.14	March 6, 2006

10.15	Lease Schedule No. 002R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated October 4, 2005.	10-K	000-18217	10.15	March 6, 2006

10.16	Lease Schedule No. 003R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated December 21, 2005.	10-K	000-18217	10.16	March 6, 2006

10.17	Clinical Documentation Solution Agreement by and between MultiModal Technologies, Inc. and Transcend Services, Inc., effective as of September 1, 2006.	8-K/A	000-18217	10.1	March 1, 2006

10.18	Promissory Note between Transcend Services and Development Corporation of Abilene dated December 1, 2008	8-K	000-18217	10.1	January 2, 2009

10.19	2007 Stock Incentive Plan	S-8	333-157780	4.1	March 9, 2009

14.1	Transcend Services, Inc. Code of Business Conduct and Ethics Policy	10-K	000-18217	14.1	February 12, 2004

*23.1	Consent of Grant Thornton LLP

23.2	Consent of Habif, Arogeti & Wynne, LLP

23.3	Consent of Miller Ray Houser & Stewart LLP

**31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

**31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

**32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Form 10-K Annual Report as filed with the Securities and Exchange on March 11, 2009.
**	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

(c) Financial Statement Schedules.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries	Balance at End of period
Year ended December 31, 2008
Allowance for doubtful accounts (1)	$85,000	57,000	(43,000)	$99,000
Deferred tax asset valuation allowance (2)	$219,000	(193,000)		$26,000
Year ended December 31, 2007
Allowance for doubtful accounts (1)	$115,000	124,000	(154,000)	$85,000
Deferred tax asset valuation allowance (2)	$6,702,000	(6,483,000)		$219,000
Year ended December 31, 2006
Allowance for doubtful accounts (1)	$23,000	83,000	9,000	$115,000
Deferred tax asset valuation allowance (2)	$7,252,000	(550,000)		$6,702,000

(1)	Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries.
(2)	In 2006 and 2005, the Company had a 100% valuation allowance against the deferred tax asset that resulted from net operating loss carry forwards. Provisions or benefits for all federal and certain state income taxes were offset in full by changes in the deferred tax asset valuation allowance. In 2007, the Company, except for a $219,000 valuation allowance related to state net operating loss carry forwards, reversed its deferred tax asset valuation allowance, as future earnings will more likely than not be adequate to allow utilization of the net operating loss carry forwards prior to their expiration. At December 31, 2008, the Company had a $26,000 valuation allowance related to state net operating loss carry forwards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Transcend Services, Inc. and subsidiary:

Our report on our audit of the basic consolidated financial statements of Transcend Services, Inc. and subsidiary for 2007 appears in Item 8. The audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II – Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia

May 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Transcend Services, Inc.:

Our report on our audit of the basic consolidated financial statements of Transcend Services, Inc. and subsidiary for 2006 appears in Item 8. The audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II – Valuation and Qualifying Accounts is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Miller Ray Houser & Stewart LLP

Atlanta, Georgia

March 1, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report on Form 10-k to be signed on its behalf by the undersigned, thereunto duly authorized.

Transcend Services, Inc.

By:	/S/ LARRY G. GERDES
Larry G. Gerdes
Chief Executive Officer and President (Principal Executive Officer)

By:	/S/ LANCE CORNELL
Lance Cornell
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 5, 2009