Form 10-Q/A
period 2009-03-31
TRANSCEND SERVICES INC
filed 2009-11-05
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.05 par value	8,481,092

Explanatory Note

Transcend Services, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2009 (the “Original Filing”) to amend the certifications in exhibits 31.1 and 31.2.

In the Company’s previously filed 10-Q, some language in the certifications attached as exhibit 31.1 and 31.2 did not conform to the language in Item 601(b)(31)(i) of Regulation S-K.

This Amendment No.1 to Form 10-Q amends exhibits 31.1 and 31.2 only. It does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made.

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

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009 and 2008

(Unaudited)

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

9

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009 and 2008

(Unaudited)

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

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009 and 2008

(Unaudited)

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

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

March 31, 2009 and 2008

(Unaudited)

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

TRANSCEND SERVICES, INC.

November 5, 2009	By:	/s/ LARRY G. GERDES
Larry G. Gerdes, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ LANCE CORNELL,
Lance Cornell, Chief Financial Officer (Principal Financial Officer)