Form 10-Q/A
period 2009-06-30
TRANSCEND SERVICES INC
filed 2009-11-05
CIK 858452

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

Explanatory Note

Transcend Services, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on August 3, 2009 (the “Original Filing”) to amend the certifications in exhibits 31.1 and 31.2.

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

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009 and 2008

(Unaudited)

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

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009 and 2008

(Unaudited)

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

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009 and 2008

(Unaudited)

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

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009 and 2008

(Unaudited)

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

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2009 and 2008

(Unaudited)

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