Form 10-Q
period 2009-09-30
TRANSCEND SERVICES INC
filed 2009-11-09
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the Registrant’s common stock as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock, $0.05 par value	8,734,657

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Rounded to the nearest thousand)

	September 30, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$7,216,000	$12,282,000
Accounts receivable, net of allowance for doubtful accounts of $113,000 and $99,000 at September 30, 2009 and December 31, 2008, respectively	8,855,000	5,929,000
Deferred income tax, net	546,000	288,000
Prepaid income tax	141,000	—
Prepaid expenses and other current assets	264,000	332,000

Total current assets	17,022,000	18,831,000
Property and equipment:
Computer equipment	3,069,000	2,376,000
Software	3,012,000	2,794,000
Furniture and fixtures	595,000	487,000

Total property and equipment	6,676,000	5,657,000
Accumulated depreciation and amortization	(4,835,000)	(3,973,000)

Property and equipment, net	1,841,000	1,684,000
Intangible assets:
Goodwill	23,755,000	4,717,000
Other intangible assets	6,699,000	795,000

Total intangible assets	30,454,000	5,512,000
Accumulated amortization	(820,000)	(530,000)

Intangible assets, net	29,634,000	4,982,000
Deferred income tax, net	—	519,000
Other assets	229,000	79,000

Total assets	$48,726,000	$26,095,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,017,000	$981,000
Accrued compensation and benefits	2,829,000	1,704,000
Revolving promissory note	—	4,000
Amount payable to related party	2,000,000	—
Note payable to related party	2,000,000	—
Promissory notes payable	1,455,000	477,000
Other accrued liabilities	1,577,000	672,000

Total current liabilities	10,878,000	3,838,000
Long term liabilities:
Promissory notes payable	5,600,000	238,000
Deferred income tax, net	1,245,000	—
Other liabilities	165,000	169,000

Total long term liabilities	7,010,000	407,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.05 par value; 15,000,000 shares authorized at September 30, 2009 and December 31, 2008; 8,728,000 and 8,451,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	433,000	423,000
Additional paid-in capital	34,248,000	30,439,000
Retained deficit	(3,843,000)	(9,012,000)

Total stockholders’ equity	30,838,000	21,850,000

Total liabilities and stockholders’ equity	$48,726,000	$26,095,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and rounded to the nearest thousand,

except earnings per share)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$18,491,000	$12,161,000	$50,387,000	$35,863,000
Direct costs (exclusive of depreciation and amortization)	11,917,000	7,643,000	32,355,000	22,788,000

Gross profit	6,574,000	4,518,000	18,032,000	13,075,000
Operating expenses:
Sales and marketing (exclusive of depreciation and amortization)	391,000	309,000	1,244,000	798,000
Research and development (exclusive of depreciation and amortization)	382,000	230,000	1,115,000	763,000
General and administrative (exclusive of depreciation and amortization)	2,465,000	1,474,000	6,405,000	4,245,000
Depreciation and amortization	357,000	208,000	921,000	605,000

Total operating expenses	3,595,000	2,221,000	9,685,000	6,411,000

Operating income	2,979,000	2,297,000	8,347,000	6,664,000
Other income and expense:
Interest income	1,000	51,000	16,000	109,000
Interest expense	(117,000)	(38,000)	(193,000)	(112,000)

Total other income and (expense)	(116,000)	13,000	(177,000)	(3,000)

Income before income taxes	2,863,000	2,310,000	8,170,000	6,661,000
Income tax provision	1,028,000	826,000	3,001,000	2,382,000

Net income	$1,835,000	$1,484,000	$5,169,000	$4,279,000

Basic earnings per share:
Net earnings per share	$0.21	$0.18	$0.61	$0.51

Weighted average shares outstanding	8,586,000	8,448,000	8,513,000	8,448,000

Diluted earnings per share:
Net earnings per share	$0.20	$0.17	$0.58	$0.49

Weighted average shares outstanding	9,071,000	8,835,000	8,902,000	8,822,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Unaudited and rounded to the nearest thousand)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Stockholders’ Equity
Balance, December 31, 2008	—	$—	8,451,000	$423,000	$30,439,000	$(9,012,000)	$21,850,000
Net income						5,169,000	5,169,000
Issuance of common stock from stock incentive plans			157,000	4,000	180,000		184,000
Share-based compensation expense					407,000		407,000
Issuance of common stock to acquire business			120,000	6,000	1,994,000		2,000,000
Tax benefit from disqualifying dispositions of stock options and warrants					1,228,000		1,228,000

Balance, September 30, 2009	—	$—	8,728,000	$433,000	$34,248,000	$(3,843,000)	$30,838,000

The accompanying notes are an integral part of this consolidated financial statement.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and rounded to the nearest thousand)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$5,169,000	$4,279,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	574,000	2,075,000
Depreciation and amortization	921,000	605,000
Share-based compensation	407,000	259,000
Employment credits – debt forgiveness	—	(23,000)
Changes in assets and liabilities:
Accounts receivable, net	(332,000)	(237,000)
Prepaid income tax, excluding tax benefit for share-based payments	1,087,000	—
Tax benefit for share-based payments	(1,228,000)	—
Prepaid expenses and other current assets	82,000	(5,000)
Other assets	(143,000)	65,000
Accounts payable	(218,000)	248,000
Accrued and other liabilities	(738,000)	(149,000)

Total adjustments	412,000	2,838,000

Net cash provided by operating activities	5,581,000	7,117,000
Cash flows from investing activities:
Capital expenditures	(692,000)	(701,000)
Purchase of businesses, net of cash acquired	(17,703,000)	(40,000)

Net cash used in investing activities	(18,395,000)	(741,000)
Cash flows from financing activities:
Proceeds from stock options and other issuances of stock	184,000	61,000
Proceeds from borrowings	7,000,000	—
Tax benefit for share-based payments	1,228,000	—
Repayment of promissory notes payable to related parties	—	(1,167,000)
Repayment of promissory notes payable	(660,000)	(165,000)
Repayment of revolving promissory note	(4,000)	—

Net cash provided by (used in) financing activities	7,748,000	(1,271,000)

Net change in cash and cash equivalents	(5,066,000)	5,105,000
Cash and cash equivalents at beginning of period	12,282,000	4,996,000

Cash and cash equivalents at end of period	$7,216,000	$10,101,000

Supplemental cash flow information:
Cash paid for interest	$30,000	$59,000
Cash paid for interest to related parties	$—	$54,000
Cash paid for income taxes	$1,584,000	$250,000

Non-cash investing and financing activities:
Additional contingent consideration accrued for previous acquisition	$658,000	$26,000
Amount payable to related party in connection with acquisition of MDSI	$2,000,000	$—
Note payable to related party in connection with the acquisition of MDSI	$2,000,000	$—
Common stock issued in connection with the acquisition of MDSI	$2,000,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 and 2008

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Transcend Services, Inc. (the “Company” or “Transcend”) and for periods prior to May 31, 2008, its wholly-owned subsidiary, Medical Dictation, Inc. (“MDI”) and for the periods after August 31, 2009, its wholly-owned subsidiary, Medical Dictation Service, Inc. (“MDSI”). MDI was merged into the Company on May 31, 2008. All intercompany accounts and transactions have been eliminated in consolidation.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification™ (ASC) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The codification became effective as of July 1, 2009, with all of its content carrying the same level of authority, effectively superseding SFAS 162. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing US GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. Following SFAS No. 168, FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s financial statements. In the description of Recently Adopted Accounting Standards that follows, references relate to the Codification Topics and Subtopics and their descriptive titles (in italics).

In December 2007, an Update was made to Topic 805 – Business Combinations. This update requires that acquisition costs be recognized separately from the acquisition and also requires the recognition of assets and liabilities assumed arising from contractual contingencies as of the acquisition date. This update is effective for the fiscal year beginning January 1, 2009. Topic 740 – Income Taxes was also updated to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Business Combinations Topic also requires that a Company account for the potential tax effects of temporary differences, carry forwards, and any income tax uncertainties of the company acquired that exist at the acquisition date or that arise as a result of the acquisition in accordance with the Income Taxes Topic. The Company’s adoption of this Business Combinations Topic Update resulted in the expensing of $84,000 and $267,000 of acquisition costs in the three and nine months ended September 30, 2009, respectively, in connection with the three acquisitions discussed in note 3.

In March 2008, the FASB updated Topic 815 – Derivatives and Hedging to require enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under the Derivatives and Hedging Topic (SFAS133) and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The update to the Derivatives and Hedging Topic is effective for fiscal years and interim periods beginning after November 15, 2008 with early application being encouraged. The Company does not have any derivative instruments nor is it currently involved in hedging activities and therefore the adoption of this update to Derivatives and Hedging, did not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued an update to Topic 350 – Intangibles-Goodwill and Other, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under the Topic – Intangibles-Goodwill and Other. The update requires an entity that is estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension that are both consistent with the asset’s highest and best use and adjusted for entity-specific factors under Topic Intangibles – Goodwill and Other. The update is effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The Company’s adoption of this update did not have a material effect on its financial statements.

In April 2009, the FASB issued an update to Topic 805, Subtopic 20 – Business Combinations. This update amends the guidance in the Business Combinations Topic to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with Topic 450 –Contingencies. This update removes subsequent accounting guidance for assets and liabilities arising from contingencies from the Business Combinations Topic and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. This update to the Business Combinations Topic eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by the Contingencies Topic. This update also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with the Business Combinations Topic. This update is effective for assets or liabilities arising from contingencies the Company acquires in business combinations occurring after January 1, 2009. This update did not have a material effect on the Company’s financial statements (see note 3).

In April 2009, the FASB issued an update to Topic 825- Financial Instruments. This update requires an entity to provide disclosures about fair value of financial instruments in interim financial information and requires those disclosures in summarized financial information at interim reporting periods. Under this update, a publicly traded company must include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Financial Instruments Topic. The update to the Financial Instruments Topic is effective for interim reporting periods ending after June 15, 2009. The Company has included this disclosure in this filing (see note 6).

In April 2009, the FASB issued an update to Topic 820 – Fair Value Measures and Disclosures. This update affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This update requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This update expands certain disclosure requirements in the Fair Value Measures and Disclosures Topic. This update is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this update to the Fair Value Measures and Disclosures Topic did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued an update to Topic 855- Subsequent Events. This update provides guidance on management’s assessment of subsequent events. The Subsequent Events Topic clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued”. Management must perform its assessment for both interim and annual financial reporting periods and disclose the date through which an entity has evaluated subsequent events and the basis for that date. Subsequent Events is effective for interim and annual periods ending after June 15, 2009. The Company has included this disclosure in this filing (see note 11).

In August 2009, the FASB issued update 2009-05 to Topic 820- Fair Value Measures and Disclosures. This update provides guidance on the fair value measurement for liabilities for entities that measure liabilities at fair value within the scope of Topic 820. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities when traded as assets or a valuation technique that is consistent with the principles of Topic 820, such as a present value technique or a market approach that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. This update is effective for interim and annual reporting periods ending after August 26, 2009, and shall be applied prospectively. Adoption of this update did not have a material impact on the Company’s financial statements (See Note 6).

Recently Issued Accounting Pronouncements Not Yet Adopted

None

3. ACQUISITIONS

On January 1, 2009, the Company completed the acquisition of DeVenture Global Partners, Inc. (“DeVenture”) in accordance with the Asset Purchase Agreement entered into on December 26, 2008. Transcend purchased substantially all of the assets and assumed certain liabilities of DeVenture to expand the Company’s market share, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. DeVenture’s debt was not assumed. The fixed portion of the purchase price was $4,250,000. Under the terms of the asset purchase agreement, Transcend paid $3,450,000 in cash at closing. The Company established a $400,000 escrow, which was payable to seller upon seller’s delivery of reviewed financial statements and final working capital as of December 31, 2008. In April 2009, this escrow, plus a $64,223 working capital adjustment, was paid to the seller. A second escrow in the amount of $400,000 was established at closing, payable one year after the closing date pending satisfaction of the seller’s representations and warranties. In addition, Transcend paid an earn-out of $60,413 in July 2009 which was equal to twenty percent of the amount that DeVenture’s annualized revenue for the six-month period after closing exceeded its revenue for the ninety day period prior to closing. Including the earn-out, the total purchase price will be $4,374,636 if the second escrow is fully paid. The purchase price paid to date was funded using cash on hand.

The following is a detailed list of the fair value of identifiable assets acquired and liabilities assumed in the DeVenture acquisition:

Accounts Receivable	$554,000
Fixed Assets	17,000
Other Assets	12,000

Total Identifiable Assets	$583,000

Accounts Payable	47,000
Other Liabilities	128,000

Total Identifiable Liabilities	$175,000

Net Identifiable Assets	$408,000

The fair value of accounts receivable acquired approximated gross contractual amounts receivable.

There were no assets or liabilities arising from contingencies that were acquired in the transaction.

Goodwill of $3.1 million was recorded for the DeVenture acquisition. This consisted primarily of the synergies and economies of scale expected from combining the operations of Transcend and DeVenture and the value of the DeVenture assembled workforce.

Transcend allocated the purchase price between goodwill, customer relationships, covenant not to compete and net identifiable assets. All goodwill and intangible assets related to the acquisition of the DeVenture assets are expected to be amortizable and deductible for income tax purposes. The purchase price was allocated as follows:

Net Identifiable assets	$408,000
Customer list	891,000
Covenant not to compete	21,000
Goodwill	3,055,000

Total Purchase price	$4,375,000

The intangible assets, except for goodwill, are amortized over their useful lives. The customer list is being amortized over ten years and the covenant not to compete over five years.

DeVenture revenue and net income of $1,452,000 and $279,000, respectively, are included in the Company’s Consolidated Statement of Operations for the three months ended September 30, 2009. DeVenture revenue and net income of $3,923,000 and $443,000, respectively, are included in the Company’s Consolidated Statements of Operations for the nine months ended September 30, 2009. DeVenture net income for the nine months ended September 30, 2009 includes acquisition transaction costs of $15,000 in general and administrative expense.

On April 1, 2009, the Company completed the acquisition of the domestic medical transcription business of Transcription Relief Services, Inc. (“TRS”) in accordance with the Asset Purchase Agreement entered into on March 26, 2009. Transcend purchased the TRS assets and assumed certain liabilities of TRS to expand the Company’s market share, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. TRS’s debt was not assumed. The fixed portion of the purchase price was $4,500,000. Transcend paid $4,000,000 in cash at closing. In May 2009, Transcend paid an additional $500,000 upon the seller’s delivery of reviewed financial statements and final working capital as of March 31, 2009 and a working capital adjustment of $11,000. A contingent payment, due in 2010, will be based on fourth quarter 2009 revenue and sold backlog at December 31, 2009, subject to an overall cap of $3,000,000. Based on the projections at closing, the Company has estimated the contingent payment to be approximately $354,000 (included in other accrued liabilities on the balance sheet). The actual amount paid may be different from this estimate and the difference will be recognized in current operations in accordance with Topic 805 – Business Combinations. The inclusion of the estimated earnout increased the estimated total purchase price to $4,865,000. The purchase price that has been paid, was funded using cash on hand.

The following is a detailed list of the fair value of identifiable assets acquired and liabilities assumed in the TRS acquisition:

Accounts Receivable	$776,000
Fixed Assets	58,000
Other Assets	9,000

Total Identifiable Assets	$843,000

Accounts Payable	22,000
Benefits Payable	89,000
Other Liabilities	$33,000

Total Identifiable Liabilities	$144,000

Net Identifiable Assets	$699,000

The fair value of accounts receivable acquired approximated gross contractual amounts receivable.

There were no assets or liabilities arising from contingencies that were acquired in the transaction.

Goodwill of $2.8 million was recorded for the TRS acquisition. This consisted primarily of the synergies and economies of scale expected from combining the operations of Transcend and TRS and the value of the TRS assembled workforce. Transcend allocated the purchase price between goodwill, customer relationships, covenant not to compete and net identifiable assets. All goodwill and intangible assets related to the acquisition of the TRS assets are expected to be amortizable and deductible for income tax purposes. As permitted, the Company expects to finalize the purchase price allocation within one year of the purchase date. The Company does not expect any changes to the purchase price allocation to materially increase or decrease amortization expenses, but they may have a material effect on the amount of recorded goodwill and other intangible assets. The purchase price (including the estimated contingent payment) was allocated as follows:

Net Identifiable assets	$699,000
Customer list	1,345,000
Covenant not to compete	47,000
Goodwill	2,774,000

Total Purchase price	$4,865,000

Intangible assets, except for goodwill, are amortized over their useful lives. The customer list is being amortized over ten years and the covenant not to compete over five years.

TRS revenue and net income of $1,564,000 and $117,000, respectively, are included in the Company’s Consolidated Statement of Operations for the three months ended September 30, 2009. TRS revenue and net income of $3,455,000 and $220,000, respectively, are included in the Company’s Consolidated Statement of Operations for the nine months ended September 30, 2009. TRS net income for the nine months ended September 30, 2009 includes acquisition transaction costs of $160,000 in general and administrative expense.

On August 31, 2009 Transcend purchased from Dorothy K. Fitzgerald, all issued and outstanding shares of common stock of Medical Dictation Services Inc (“MDSI”). Headquartered in Gaithersburg, Maryland, MDSI is a leading medical transcription company with approximately 450 employees providing service to approximately 30 customers located predominantly in the mid-Atlantic region of the United States. Transcend purchased MDSI to capitalize on the potential for the acquired business to grow, leverage Transcend’s fixed overhead costs across a larger revenue base and increase its presence in the Mid-Atlantic region of the United States.

Transcend acquired all issued and outstanding shares of MDSI common stock for an estimated purchase price of $15,580,000, subject to certain post-closing adjustments. Payment of the purchase price was and will be made as follows: (a) $9,310,000 in cash paid at closing; (b) $2,000,000 in cash payable within 30 days after receipt of interim financial statements and audited financial statements for the last two fiscal years (paid in October 2009); (c) a one-year 5% $2,000,000 promissory note payable to the selling stockholder; (d) $2,000,000 of Transcend common stock (119,940 shares) delivered at closing, and (e) an estimated payment of $270,000 for a working capital adjustment. The actual amount paid for the working capital adjustment may be different from this estimate and the differences will be recognized in current operations in accordance with Topic 805- Business Combinations. The Company entered into a registration rights agreement with Ms. Fitzgerald dated August 31, 2009, providing her with “piggyback” registration rights. The cash portion of the purchase price paid at closing was funded with $7 million of proceeds from the loan and security agreement with Regions Bank described in Note 7 and the remaining $2.3 million was funded with cash on hand.

The following is a detailed list of the fair value of identifiable assets acquired and liabilities assumed in the MDSI acquisition:

Cash	$494,000
Accounts Receivable	1,264,000
Fixed Assets	21,000
Deferred Tax Asset	366,000
Other Assets	33,000

Total Identifiable Assets	$2,178,000

Accounts Payable	185,000
Salaries and Benefits Payable	1,910,000
Other Liabilities	$14,000

Total Identifiable Liabilities	$2,109,000

Net Identifiable Assets	$69,000

The fair value of accounts receivable acquired approximated gross contractual amounts receivable.

There were no assets or liabilities arising from contingencies that were acquired in the transaction.

Goodwill of $13.2 million was recorded for the MDSI acquisition. This consisted primarily of the synergies and economies of scale expected from combining the operations of Transcend and MDSI and the value of the MDSI assembled workforce. Transcend has initially allocated the purchase price between goodwill, customer relationships and related deferred tax liability, covenant not to compete and net identifiable assets. Since this transaction was a stock purchase, goodwill and intangibles will not be deductible for income tax purposes. As permitted, the Company expects to finalize the purchase price allocation within one year of the purchase date. The Company does not expect any changes to the purchase price allocation to materially increase or decrease amortization expenses, but there could be a material effect on the allocation between goodwill and other intangible assets. As of September 30, 2009, the purchase price was allocated as follows:

Net Identifiable assets	$69,000
Customer list	3,500,000
Covenant not to compete	100,000
Goodwill	13,209,000
Deferred tax liability	(1,298,000)

Total Purchase price	15,580,000

Intangible assets, except for goodwill, are amortized over their useful lives. The customer list is being amortized over ten years and the covenant not to compete over five years.

MDSI revenue and net loss of $1,240,000 and $5,000, respectively, are included in the Company’s Consolidated Statements of Operations for both the three and nine months ended September 30, 2009. MDSI net income includes acquisition transaction costs of $75,000 in general and administrative expense.

Unaudited pro forma revenue and net income of the combined entity had the DeVenture, TRS and MDSI acquisitions been completed at the beginning of each year presented are as follows:

	SUPPLEMENTAL PRO FORMA INFORMATION
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue	$20,921,000	$18,372,000	$61,786,000	$53,163,000
Net Income	$1,763,000	$1,419,000	$5,122,000	$3,706,000

During the quarter ended March 31, 2008, the Company accrued for an additional $39,000 earn-out related to the December 31, 2005 acquisition of PracticeXpert.

4. MAJOR CUSTOMERS

No single customer accounted for greater than 10% of total revenue for the three and nine months ended September 30, 2009 and 2008. The Company provides medical transcription services under individual contracts to customers that are members of a group of hospitals known as Health Management Associates (“HMA”). Revenue attributable to members of this group comprised 15.5 % and 21.2% of the Company’s total revenue for the three months ended September 30, 2009 and 2008, respectively, and 17.2% and 22.3% of the Company’s total revenue for the nine months ended September 30, 2009 and 2008, respectively. The decrease in percent in 2009 from 2008 is due primarily to the additional revenue from the businesses acquired in 2009.

On September 11, 2009, the Company announced that it had entered into a five-year single-source contract to provide medical transcription services to HMA. Prior to signing this agreement, Transcend had individual contracts with approximately 45 of HMA’s 56 hospitals. The new agreement expands the existing relationship between Transcend and HMA to include the remaining 11 HMA hospitals which are currently using other transcription service providers. These hospitals are expected to be transitioned to Transcend over a six-month period starting on October 1, 2009. In addition, pursuant to the terms of the agreement, any future hospitals acquired or managed by HMA will transition to Transcend as soon as practicable. HMA’s hospitals also have approximately 80 transcriptionists who were offered the opportunity to join the Transcend team in October, 2009.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

The Company accounts for goodwill and other intangible assets in accordance with the provisions of FASB ASC Topic 350- Intangibles-Goodwill and Other. Under this Topic, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. A portion of the respective purchase prices of the acquisitions of MDI and PracticeXpert in 2005, OTP Technologies, Inc. (“OTP”) in 2007 and DeVenture, TRS and MDSI in 2009 were attributed to goodwill and other intangible assets.

Other Intangible Assets

(Rounded to the nearest thousand)

	Useful Life in Years	September 30, 2009 (unaudited)			December 31, 2008
		Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants not to compete	5	$218,000	$56,000	$162,000	$50,000	$39,000	$11,000
Customer relationships	5-10	6,481,000	764,000	5,717,000	745,000	491,000	254,000

Total intangible assets		$6,699,000	$820,000	$5,879,000	$795,000	$530,000	$265,000

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with FASB ASC Topic 825- Financial Instruments, the carrying value of short-term debt, which totaled $3,455,000 as of September 30, 2009 and $481,000 as of December 31, 2008, was estimated to approximate its fair value. The carrying value of long-term debt of $5,600,000 at September 30, 2009 and $238,000 at December 31, 2008 approximated fair value. The fair value of debt is estimated based on approximate market interest rates for similar issues. The Company’s other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of those assets and liabilities.

7. BORROWING ARRANGEMENTS

Revolving promissory note and term loan

The Company maintained a four year credit facility with Healthcare Finance Group (“HFG”). The HFG facility was due to mature on December 31, 2009 and was initially comprised of up to $3.6 million on an accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. The term loan portion expired on December 31, 2007. As a part of the agreement with HFG, the Company issued a warrant to HFG to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share. The fair value of the warrant at grant date was estimated to be $74,000 and was being amortized into interest expense over the life of the credit facility. On June 20, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock in a cashless exercise. On August 31, 2009, Transcend terminated its credit facility with HFG. The facility was scheduled to mature on December 31, 2009 but was terminated in advance in order to secure new financing from Regions Bank. In the quarter ended September 20, 2009, Transcend wrote off the unamortized financing costs related to the HFG facility and incurred an early termination fee of $10,000 that was paid to HFG at closing. HFG released all claims to Transcend’s assets held as security for the facility.

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both “borrowers” under the new loan and security agreement, which replaces the Company’s previous credit facility with HFG. The new agreement includes a one-time term loan of $7.0 million for the costs and expenses of, and to the extent necessary a portion of the purchase price for, the purchase of MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. Transcend may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. The maximum amount of the revolving loan may be increased at the discretion of Regions Bank to $8.0 million. The term loan is payable in monthly installments of $155,556 beginning December 1, 2009 and ending August 1, 2013. The revolving loan commitment expires in August 2010. Borrowings bear interest at a rate based on the current LIBOR, and are secured by substantially all of the borrowers’ assets.

The loan and security agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the loan and security agreement restricts the borrowers from incurring certain additional debt, prohibits the borrowers from creating, permitting or allowing certain liens on their property, restricts the payment of dividends, distributions and other specified equity related transactions by Transcend, and prohibits certain borrowings and specified transactions with affiliates. The loan and security agreement also requires the maintenance of a specified minimum fixed charge coverage ratio, tangible net worth, and cash flow leverage, as defined in the agreement. As of September 30, 2009, the company was in compliance with all covenants of the agreement.

MDI Promissory Note

On January 31, 2005, the Company entered into a three year, $3.5 million promissory note in conjunction with the purchase of MDI. The note was secured by the common stock of MDI and bore interest at 5.0%. The note repayment terms were as follows:

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

DCOA Promissory Note

On April 6, 2005, the Company fulfilled the prerequisites for receiving the proceeds under a promissory note dated March 1, 2005 payable to the Development Corporation of Abilene, Inc. (“DCOA”) in the principal amount of $1.0 million (the “Promissory Note”). Transcend received $850,000 under the Promissory Note on April 7, 2005 and was pre-funded $150,000 under the Promissory Note on March 31, 2005. The Promissory Note was initially secured by a $150,000 letter of credit from a bank and certain furniture and equipment. The letter of credit was released December 7, 2005 and the remaining collateral shall be released as the principal balance of the Promissory Note is reduced. The Promissory Note relates to the Agreement for Financial Assistance by and between DCOA and

Transcend effective as of March 1, 2005 that was approved by DCOA on March 4, 2005 and amended on June 6, 2006 (collectively, the “Agreement”). Under the terms of the Agreement, DCOA agreed to provide up to $2 million of interest-free, secured loans to Transcend (the “Loans”). In return, Transcend established and operated a medical transcription training center and regional office in Abilene, Texas. In addition, Transcend agreed to recruit, hire and train up to 208 medical transcription professionals, the majority of whom were to be recruited from Abilene or the area surrounding Abilene, as defined in the Agreement. DCOA offered the Loans to Transcend in two increments of $1 million each in return for Transcend recruiting, hiring and training up to 104 medical transcription professionals for each Loan. The Promissory Note was the first such Loan. During 2007, the Company was informed by the DCOA that the second $1 million loan was no longer available.

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

On December 1, 2008, Transcend entered into a new agreement with the DCOA whereby the DCOA reduced the loan principal by $101,000 in exchange for agreement by Transcend to retire the debt three years earlier than agreed and the cancellation of potential future credits earned through training and job creation. In the fourth quarter of 2008, this reduction was booked to direct costs as were previous training and job credits earned. Transcend agreed to pay DCOA six quarterly payments of $92,000 commencing January 1, 2009 with the final payment due April 1, 2010 to satisfy the remaining principal amount. The note continued to carry a zero percent interest rate. The note was paid off in advance in August 2009 and the principal balance on the Promissory Note was $0 as of September 30, 2009.

OTP Promissory Note

On January 16, 2007, the Company entered into a three year, $330,000 unsecured promissory note in conjunction with the purchase of OTP. The note bears interest at 5.0% and the principal is to be repaid as follows: $110,000 on January 16, 2008; $55,000 on July 16, 2008; $55,000 on January 16, 2009; $55,000 on July 16, 2009 and $55,000 on January 16, 2010. As of September 30, 2009, the balance of the promissory note was $55,000.

MDSI Promissory Note

On August 31, 2009, the Company entered into a one year, $2,000,000 unsecured promissory note at 5% interest, payable to Dorothy Fitzgerald in conjunction with the purchase of MDSI. All principle and interest are due and payable at maturity.

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

Susan McGrogan was promoted to President and Chief Operating Officer (“COO”) of the Company on August 13, 2009. She had previously served as COO. Ms. McGrogan is also the co-founder of MDI, which was purchased by Transcend on January 31, 2005. In conjunction with the purchase of MDI, the Company entered into a $3.5 million promissory note payable to Ms. McGrogan, the terms of which are described in Note 7, “Borrowing Arrangements.” During the first quarter of 2008, the Company repaid $1.2 million as the final installment on the note plus $59,000 of accrued interest.

As described in note 3, “Acquisitions” Transcend acquired all issued and outstanding shares of MDSI common stock from Dorothy Fitzgerald for an estimated purchase price of $15,580,000. Payment of the purchase price included a $2,000,000 payment due at the delivery of audited financial statements and a $2,000,000 promissory note payable to Ms. Fitzgerald, the terms of which are described in Note 7, “Borrowing Arrangements.” In addition, the Company entered into a registration rights agreement dated August 31, 2009, providing Ms. Fitzgerald with “piggyback” registration rights. Ms. Fitzgerald is currently employed by the Company.

9. STOCK-BASED COMPENSATION

The Company has six stockholder-approved stock incentive plans (the “Plans”) for its key employees, directors and key consultants. The Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and, in the case of the plans approved by the shareholders on May 10, 2007 and May 19, 2009, restricted stock units and stock appreciation rights. The Company intends to grant new awards under the 2009 stock incentive plan only. The options are granted at fair market value, as defined in the option agreement, on the date of grant. There are 352,426 shares available for issuance at September 30, 2009.

On January 1, 2006, the Company adopted, using a modified version of prospective application, FASB ASC Topic 718 – Compensation-Stock Compensation. This Topic requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at the date of grant.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. The following assumptions were used for all options granted during the quarter ending September 30, 2009: dividend yield of 0%; volatility of 115.2%; risk-free interest rate of 2.06%; expected forfeiture rate of 50%; a weighted average exercise price of $16.34; and a weighted average expected life of 4.0 years. Transactions involving the Company’s stock options for the nine months ended September 30, 2009 were as follows:

	Number of Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2008	912,267	$6.90	7.7 years
Granted	62,500	14.76
Forfeited	(8,500)	12.86
Exercised	(67,350)	2.75
Outstanding at September 30, 2009	898,917	7.70	7.3 years	$8,782,419

*	The aggregate intrinsic value is based on a closing stock price of $17.47 as of September 30, 2009.

In the current quarter, the Company issued restricted stock to certain participants under the 2009 plan. The following assumptions were used for all restricted stock granted during the quarter ending September 30, 2009: dividend yield of 0%; volatility of 115.2%; risk-free interest rate of 2.06%; expected forfeiture rate of 50%; a weighted average exercise price of $0; and a weighted average expected life of 3.6 years. Transactions involving the Company’s restricted stock for the nine months ended September 30, 2009 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested stock outstanding at December 31, 2008	—	$
Granted	89,000		16.34
Forfeited	—
Vested	—
Nonvested Stock outstanding at September 30, 2009	89,000		$16.34

The Company recognized equity-based compensation expense under FASB ASC Topic 718 – Compensation-Stock Compensation of approximately $149,000 and $407,000 for the three and nine months ended September 30, 2009, respectively, and $112,000 and $259,000 for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, the Company had approximately $1,870,000 of future equity-based compensation expense which it expects to record in its statements of operations through 2013.

10. INCOME TAXES

The Company determines its periodic income tax provision based upon the current period taxable income and the annual estimated tax rate for the Company adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to the Company’s current annual estimated tax rate.

The Company’s pre-2009 federal net operating loss carryforwards have been fully utilized in 2009. The Company acquired federal net operating loss carryforwards from the acquisition of MDSI of $994,000, which it expects to utilize by the end of 2011. These losses are subject to Internal Revenue Code Section 382, Limitation On Net Operating Loss Carryforwards and Certain Built-in Losses Following Ownership Change. The carryforwards would be forfeited if the subsidiary is shut down, but the Company currently expects to continue to operate the subsidiary until all carryforwards can be utilized.

Transcend’s effective income tax rate was approximately 35.9 % and 35.8% for the three months ended September 30, 2009 and 2008, respectively, and 36.7 % and 35.8 % for the nine months ended September 30, 2009 and 2008 respectively.

11. SUBSEQUENT EVENT

In accordance with FASB ASC Topic 855 – Subsequent Events, the Company evaluated all events or transactions that occurred after September 30, 2009 up through November 6, 2009, the date these financial statements were issued. During this period, no material recognizable subsequent events occurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, including our operating results, financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors. Factors that might cause or contribute to such differences include, but are not limited to, competitive pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for the Company’s products and services, business conditions in the integrated health care delivery network market, general economic conditions, and the risk factors detailed in Item 1A of Part II below as well as ourother current periodic, quarterly and annual reports on Forms 8-K, 10-Q and 10-K that we file with the Securities Exchange Commission (“SEC”) from time to time. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the SEC or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). In addition, factors that we are not currently aware of could harm our future operating results. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to make any revisions to the forward-looking statements or to reflect events or circumstances after the date of this filing.

Overview

Transcend is the third largest medical transcription company in the United States. Currently, we serve approximately 250 customers nationwide. Our target market is the 4,900 community hospitals in the U.S., which we estimate comprises a $2.45 billion market. Our mission is to provide accurate and timely documentation of the patient/medical provider encounter at a competitive price. Service excellence is crucial to our success, and we are consistently ranked among the top medical transcription service organizations in the industry by KLAS, an independent healthcare industry research firm. Our approximately 2,000 home-based domestic medical language specialists (transcriptionists), supplemented by our offshore partners, provide high quality medical documents and fast turnaround times, resulting in high customer retention rates. We develop and utilize an array of technology to support the transcription process, including robust voice capture systems, state-of-the-art speech recognition technology, our proprietary Internet-based BeyondTXT transcription workflow platform and various customer systems. We believe we are well-positioned to benefit from the move toward electronic medical record solutions because the data and narrative content we create comprise key portions of the electronic medical record.

Outlook

The U.S. economy has deteriorated significantly since the Fall of 2008, stemming primarily from disruption in the global credit markets. If the economy were to further deteriorate, the Company could see deterioration in the financial condition of its customers and collection of its accounts receivable. The decrease in availability of consumer credit resulting from the financial crisis, as well as general unfavorable economic conditions, could cause consumers to reduce their discretionary spending, including spending for medical care. Job losses and the resulting losses of healthcare benefits could further reduce demand for healthcare services. The Company has not experienced any noticeable deterioration in accounts receivable or transcription volume to date. It is also uncertain what effect the credit crisis may have on the security of the U.S. banking system, and specifically the bank where the Company’s cash and cash equivalents are deposited. This could impact our access to and cost of capital. In addition, FDIC insurance does not adequately insure deposits, and it is estimated that $2.7 million of the Company’s cash and cash equivalents were not insured at September 30, 2009. In addition to the impact of the overall economic environment, the following trends and uncertainties could have a material future impact on our financial results:

•

The aging of the “baby boomers” will create increased demand for healthcare services, which should in turn create increased demand for medical transcription services. Over the next 20 years, the U.S. population over the age of 65 is expected to increase from roughly 40 million to 70 million according to the U.S. Census Bureau.

•

Increased adoption of electronic medical record solutions could result in greater demand for electronic documentation, including transcription of reports that are currently hand-written. Alternatively, electronic medical record solutions could reduce the demand for traditional transcription since physicians could be required to “point and click” to complete a template rather than dictate to document portions of their patient encounters. Management believes that dictation is more efficient and produces a more robust record than using only templates and we anticipate that in the future, hybrid solutions will become more common. We believe that the pace of change in the healthcare industry has increased, particularly as it relates to adoption of the electronic medical record, and expect this trend to continue. We are addressing this opportunity and risk by exploring opportunities to make the data in our reports more useful to hospitals and by exploring the opportunity to partner with firms to more deeply integrate our service offering into total documentation solutions for hospitals.

•

Increased use of speech recognition technology and offshore resources in the future could result in higher profitability for the Company. At the same time, competition within the medical transcription industry, combined with use of offshore resources and speech recognition technology by our competitors, could create downward pricing pressure in the industry. The potential net impact of these two trends is difficult to predict with certainty.

•

Historically, Transcend’s new customer sales have predominantly come from replacing incumbent medical transcription firms. A significant portion—perhaps the majority—of medical transcription work in hospitals is still performed by hospital employees. Management sees a trend toward outsourcing medical transcription services that could have a positive impact on our financial results if the trend accelerates and Transcend is able to successfully compete for the business.

•

Transcend has not historically had difficulty in staffing to meet demand as we have grown. However, looking at the industry as a whole, we do not expect the domestic labor market for medical transcriptionists to grow fast enough to meet increased demand. Transcend is addressing this challenge by increasing employee productivity through the use of speech recognition technology, utilizing offshore resources and by attempting to develop a reputation as one of the best places to work in the industry. It is possible that in the future a tightening labor market could result in upward pressure on wages, but to date we have not seen evidence of this and we do not anticipate this occurring in the short-term.

•

We have completed three acquisitions in 2009 which have had a material impact on our financial statements. Acquisitions involve significant risk, including integration risk and it is possible that we will not realize the anticipated benefits of the acquisitions we have made.

•

Transcend has experienced annual operating losses in prior years, the most recent occurring in 2005. While the Company has increased its level of net income in recent years, there can be no assurance that operating losses will not occur in the future. Over the short term, excluding the impact of acquisitions, the variability in the Company’s earnings and cash flow is mitigated by the fact that our revenue is recurring in nature and our largest expense, the cost of the transcriptionists, is variable in relation to revenue.

For a more complete understanding of trends and uncertainties relevant to Transcend, please see Item 1 “Business” of our December 31, 2008 Form 10-K, including the section titled “Industry Overview” and Item 1A “Risk Factors” to this Form 10-Q, as well as the disclosures contained elsewhere in our 2008 Form 10-K and our 2009 Forms 10-Q and 8-K and other reports and documents filed by Transcend from time to time with the SEC.

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

Goodwill and Intangible Assets. As of September 30, 2009, the Company had goodwill and net intangible assets at carrying amounts of $23,786,000 and $5,579,000, respectively. The total of $29,365,000 represents 60.1% of total assets as of September 30, 2009. Management reviews goodwill and intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting units to which the goodwill and intangibles relate based on the present value of estimated future cash flows. The Company operates in one reporting unit – medical transcription services. The approach utilized is dependent on a number of factors including estimates of future revenues and costs, appropriate discount rates and other variables. Management bases estimates on assumptions that are believed to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates.

Intangible assets are amortized over their estimated useful lives. If the estimated useful life assumptions are shortened, the Company would record an impairment entry to recognize the change in assumptions.

Contingent Consideration Payable. In connection with the acquisitions of TRS and MDSI, the Company has recorded accruals for contingent payments in the amounts of $354,000 and $270,000, respectively as of September 30, 2009. The Company estimated the fair value of these payables as of the purchase dates of each acquisition. Topic 805 – Business Combinations requires that these estimates are remeasured to fair value at each reporting date until the contingency is resolved. These interim changes in estimated fair value, along with any differences in the final settlement, are recognized in current earnings. The maximum contingent consideration payable under the TRS asset purchase agreement is $3 million.

Deferred Tax Assets and Liabilities. As of September 30, 2009, the Company had net current deferred tax assets of $546,000, of which $310,000 relates to MDSI, and net non-current deferred tax liabilities of $1,134,000, of which $1,187,000 relates to MDSI. Deferred tax assets represent future tax benefits we expect to realize. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. FASB ASC Topic 740-Income Taxes, requires us to record a valuation allowance against any deferred income tax benefits that we believe may not be realized. The Company estimates future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. Transcend has valuation allowances against net operating loss carryforwards in certain states in which future taxable income in those states may not be sufficient to utilize the net operating loss carryforwards in those states prior to their expiration.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of FASB ASC Topic 718- Stock Compensation for its stock-based awards. Under Stock Compensation, management makes assumptions regarding the Company’s stock volatility and forfeiture rates required using the Black-Sholes-Merton option-pricing model used to calculate option compensation cost.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

NOTE: The three months ended September 30, 2009 include only one month of MDSI operations.

Revenue increased $6.3 million, or 52%, to $18.5 million in the quarter ended September 30, 2009 compared to revenue of $12.2 million in the same period in 2008. The $6.3 million increase in revenue is attributable to revenue from new customers of $2.2 million, revenue contributed by the acquisition of TRS of $1.6 million, revenue contributed by the acquisition of DeVenture of $1.4 million, revenue contributed by the acquisition of MDSI of $1.2 million and increased revenue from existing customers of $0.5 million, offset by a decrease in revenue of $0.6 million from customers who terminated their contracts since the third quarter of 2008.

Direct costs increased $4.3 million, or 56%, to $11.9 million in the quarter ended September 30, 2009 compared to $7.6 million in the same period in 2008. Direct costs include costs attributable to compensation for transcriptionists, fees paid for speech recognition processing, telephone expenses, recruiting, management, customer service, technical support for operations, and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable operations infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs increased to 64% in the quarter ended September 30, 2009 from 63% in the same period of 2008. The increase in costs as a percentage of revenue was due primarily to a decrease in the percentage of work processed on the Company’s BeyondTXT transcription platform versus other platforms from 66% in the third quarter of 2008 to 52% in the third quarter of 2009. Work processed on BeyondTXT has lower costs due to the use of speech recognition technology to produce drafts of reports which are then edited by our medical language specialists. The decrease in the percentage of BeyondTXT work is due to the impact of additional non-BeyondTXT work processed for customers from the three acquisitions completed in 2009. The percentage of BeyondTXT work is expected to decline further in the fourth quarter which will include a full three months of MDSI operations. Direct costs as a percentage of revenue were higher for the acquired businesses. In addition, implementation and support costs have grown in order to manage conversion of some acquired customers onto BeyondTXT and to support the larger customer base. Excluding the impact of acquisitions and the additional implementation and support costs to support the integration of the acquisitions, direct costs as a percentage of revenue increased slightly.

Gross profit increased $2.1 million, or 46%, to $6.6 million in the quarter ended September 30, 2009 compared to $4.5 million in the same period in 2008. Gross profit as a percentage of revenue decreased to 36% in the quarter ended September 30, 2009 compared to 37% in the same period in 2008 (see direct costs discussion).

Sales and marketing expenses increased $82,000, or 27%, to $391,000 in the quarter ended September 30, 2009 compared to $309,000 in the same period of 2008. Sales and marketing expenses as a percentage of revenue were 2% in the quarter ended September 30, 2009 compared to 3% in the third quarter of 2008 due to acquisitions that had lower sales and marketing costs. The increase in sales and marketing expense was primarily due to an increase in commissions on sales and increased fees paid to group purchasing organizations.

Research and development expenses increased $152,000, or 66%, to $382,000 in the quarter ended September 30, 2009 compared to $230,000 in the same period in 2008. Research and development expenses as a percentage of revenue were 2% in both the quarters ended September 30, 2009 and 2008. The increase was primarily due to an increase in compensation-related expenses and increases in hardware and software maintenance costs related to information technology initiatives.

General and administrative expenses increased $991,000, or 67%, to $2.5 million in the quarter ended September 30, 2009 compared to $1.5 million in the same period in 2008. General and administrative expenses for DeVenture, TRS and MDSI collectively contributed $419,000 of the increase. Transcend incurred $84,000 of transaction costs related to acquisitions in the third quarter of 2009. The balance of the increase was due primarily to increased compensation, contract services, employee benefits costs, and stock-based compensation expense. General and administrative expenses as a percentage of revenue were 13% and 12% in the quarters ended September 30, 2009 and 2008, respectively.

Depreciation and amortization expense was $357,000 in the quarter ended September 30, 2009 compared to $208,000 in the same period in 2008, an increase of $149,000. Amortization of intangible assets resulting from the acquisitions of DeVenture,TRS and MDSI contributed $111,000 of the increase. The remainder was due to growth in depreciable assets.

Interest and other expenses increased $129,000 to $116,000 of net expense in the quarter ended September 30, 2009 compared to $13,000 of net income in the same period in 2008. The increase is due primarily to the write-off of $60,000 of prepaid costs related to the early termination of the HFG facility and the DCOA promissory note and lower interest income on cash due to lower cash balances.

The income tax provision increased $202,000 to $1.0 million for the three months ended September 30, 2009 compared to $826,000 for the same period in 2008. The provision increased primarily due to higher pre-tax income and a slightly higher effective tax rate of 35.9% for the quarter ended September 30, 2009 compared to 35.8% for the quarter ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

NOTE: The nine months ended September 30, 2009 include only one month of MDSI operations.

Revenue increased $14.5 million, or 40%, to $50.4 million in the nine months ended September 30, 2009 compared to revenue of $35.9 million in the same period in 2008. The $14.5 million increase in revenue is attributable to revenue from new customers of $5.8 million, revenue contributed by the acquisition of DeVenture of $3.9 million, revenue contributed by the acquisition of TRS of $3.4 million, revenue contributed by the acquisition of MDSI of $1.2 million and increased revenue from existing customers of $1.7 million, offset by a decrease in revenue of $1.5 million from customers who terminated their contracts since the third quarter of 2008.

Direct costs increased $9.6 million, or 42%, to $32.4 million in the nine months ended September 30, 2009 compared to $22.8 million in the same period in 2008. Direct costs include costs attributable to compensation for transcriptionists, recruiting, management, customer service, technical support for operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcriptionist compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

Direct costs were 64% of revenue in both the nine months ended September 30, 2009 and 2008. Costs as a percentage of revenue remained flat due primarily to higher direct costs as a percentage of revenue for acquired businesses offset by the cost savings that resulted from the increased use of speech recognition technology integrated into the Company’s BeyondTXT platform and the use of offshore transcription resources. Although the 2009 acquisitions did not materially impact direct costs as a percent of revenue for the nine months ended September 30, 2009, the Company expects the impact of MDSI’s higher cost as a percent of revenue to have a greater impact beginning in the fourth quarter of 2009.

Gross profit increased $5.0 million, or 38%, to $18.0 million in the nine months ended September 30, 2009 compared to $13.1 million in the same period in 2008. Gross profit as a percentage of revenue remained at 36% in both the nine months ended September 30, 2009 and 2008 (see direct costs discussion).

Sales and marketing expenses increased $446,000, or 56%, to $1.2 million in the nine months ended September 30, 2009, compared to $798,000 in the same period of 2008. Sales and marketing expenses as a percentage of revenue were 2% in both the nine month periods ended September 30, 2009 and 2008. The size of the sales force increased to five employees in 2009 from four employees in 2008. The increase in sales and marketing expense is primarily due to increases in compensation and commissions, increased fees paid to group purchasing organizations and increased advertising and marketing efforts.

Research and development expenses increased $352,000, or 46%, to $1.1 million in the nine months ended September 30, 2009 compared to $763,000 in the same period in 2008. Research and development expenses as a percentage of revenue were 2% in both the nine-month periods ended September 30, 2009 and 2008. The increase is primarily due to increases in compensation, contract services and hardware and software maintenance costs related to information technology initiatives.

General and administrative expenses increased $2.2 million, or 51%, to $6.4 million in the nine months ended September 30, 2009 compared to $4.2 million in the same period in 2008. General and administrative expenses for DeVenture, TRS and MDSI collectively contributed $863,000 of the increase. Transcend incurred $250,000 of transaction costs related to acquisitions in the nine months ended September 30, 2009. The remaining increase is due primarily to increases in compensation costs, contract services, and stock compensation expense. General and administrative expenses as a percentage of revenue were 13% in the nine months ended September 30, 2009 compared to 12% for the nine-months ended September 30, 2008.

Depreciation and amortization expense increased $316,000, or 52%, to $921,000 in the nine months ended September 30, 2009 compared to $605,000 in the same period in 2008. Amortization of intangible assets resulting from businesses acquired in 2009 contributed $172,000 of the increase. The remainder was due to growth in depreciable assets.

Interest and other expenses increased $174,000 to $177,000 of net expense in the nine months ended September 30, 2009 compared to $3,000 of net expense in the same period in 2008. The increase is due primarily to the write-off of $60,000 in prepaid costs related to the early termination of the HFG facility and the DCOA promissory note and reduced interest income due to lower rates and lower cash balances.

The income tax provision increased $619,000 to $3.0 million for the nine months ended September 30, 2009 compared to $2.4 million for the same period in 2008. The provision increased primarily due to higher pre-tax income and a higher effective tax rate of 36.7% for the nine months ended September 30, 2009 compared to 35.8% for the nine months ended September 30, 2008.

Liquidity and Capital Resources

As of September 30, 2009, the Company had cash and cash equivalents of $7.2 million, working capital of $6.1 million, and availability of approximately $5.0 million on its line of credit based on eligible accounts receivable (see Note 7). The Company had $9.1 million of debt outstanding as of September 30, 2009.

Cash provided by operating activities was $5.6 million for the nine months ended September 30, 2009 compared to $7.1 million for the nine months ended September 30, 2008. The decrease was due primarily to use of available net operating loss carryforwards in 2008 that were fully utilized in 2009 and changes in working capital, offset by improved profitability before income taxes.

Cash used in investing activities was $18.4 million for the nine months ended September 30, 2009, compared to $741,000 for the nine months ended September 30, 2008. The outflow in 2009 was due primarily to the acquisitions of DeVenture for $4.4 million, TRS for $4.5 million and MDSI for $8.8 million.

Cash provided by financing activities was $7.7 million for the nine months ended September 30, 2009 compared to cash used in financing activities of $1.3 million in the same period in 2008. The cash provided during 2009 consisted of the tax benefit for share-based payments of $ 1.2 million, the proceeds on the exercise of stock options of $184,000, and the proceeds of borrowing of $7.0 million, offset by note repayments of $664,000. In 2008, the outflow consisted of note repayments of $1.3 million, offset by proceeds of $61,000 from the exercise of stock options.

The Company anticipates that cash on hand, together with cash flow from operations should be sufficient for the next twelve months to finance operations, make capital investments in the ordinary course of business, pay contingent amounts related to previous acquisitions, and pay indebtedness when due.

Part of the growth strategy for Transcend is the completion of acquisitions. Management believes that available cash and the Regions credit facility together with other acquisition options, such as seller financing, are only sufficient to complete small acquisitions. Additional financing will be required for larger acquisitions. Transcend recently filed a “shelf” registration statement with the SEC. If it is declared effective, the Company may offer equity, debt, convertible equity or debt, or warrants, or a combination, to the public to raise additional capital, which would provide financing for larger acquisitions. Management believes, based on current information, that the Company can obtain acquisition financing should the need arise. There can be no assurance that funding will be available when needed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of September 30, 2009.

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

During the third quarter of 2009, the Company’s Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. To the extent that components of the Company’s internal control over financial reporting are included in the Company’s disclosure controls, they are included in the scope of the evaluation by the Company’s principal executive officer and principal financial officer referenced above. The financial operations of the Company’s recent acquisitions of DeVenture,

TRS and MDSI have been substantially, but not fully, integrated into the Company’s internal controls over financial reporting. The Company anticipates that the operations of DeVenture and TRS will be fully integrated by the end of 2009 and that MDSI will be fully integrated in 2010.

Management evaluated the changes in the Company’s internal control over financial reporting in the quarter ended September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Although from time to time the Company is subject to various legal proceedings in the course of conducting business, the Company is not currently a party to any material legal proceeding.

Item 1A.	Risk Factors

All of the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008 still apply to the Company with the following material changes and additions:

The ability to sustain and grow profitable operations is dependent upon the continuing ability to obtain financing on reasonable terms and compliance with applicable covenants

On August 31, 2009, the Company acquired MDSI. In connection with the acquisition, Transcend and MDSI entered into a credit facility with Regions Bank. Transcend and MDSI are both “borrowers” under the credit facility loan and security agreement. The credit facility requires that the Company abide by certain financial and other covenants. If the Company is unable to abide by the covenants, it may be in default of the credit facility and may not be able to make acquisitions that could be helpful to the business, and may not have enough resources to repay debt which could be incurred. In addition, the credit facility restricts the ability to complete large acquisitions without Region’s consent. The Company may not be able to obtain Region’s consent to a transaction in a timely manner, or at all, which could impede its ability to consummate an acquisition that the Board of Directors deems to be in its best interest. The term loan under the credit facility is due and payable on August 31, 2013 and the revolving loan, which provides for up to $5.0 million of loans to fund working capital, general corporate purposes and specified acquisitions, expires on August 31, 2010. Failure to secure acquisition financing would prevent us from executing our acquisition strategy and therefore limit the ability to grow.

The business is dependent on continuing demand for transcription services.

There are alternatives to traditional transcription. Some EMR products contain “point and click” templates which attempt to reduce the need for transcription. These solutions are most frequently deployed in ambulatory settings (clinic and physicians’ offices) as opposed to acute care settings (hospitals). Although the inherent complexity of documentation in the acute care setting would appear to mitigate the adoption of template based solutions, there is no guarantee that in the future these products will not be adopted in the acute care environment. A second alternative to traditional transcription is to have physicians document patient encounters and procedures themselves by presenting them with a speech-recognized draft of their dictation and allowing them to self-edit their documents. This approach has been adopted with limited success in radiology departments. Radiologists do not see patients, work on a computer most of the day and have short, repetitive reports, making their work more conducive to self-editing. Offsetting the savings associated with physician self-editing is the negative impact on physician productivity. Nevertheless, the Company cannot assure that in the future self-editing will not become feasible in the acute care setting outside radiology departments. There is also a risk that the Company could lose some radiology revenue over time. If these transcription replacement technologies become feasible in the acute care setting and if we are unable to provide solutions based upon such technologies, the ability to sustain and grow profitable operations could be impaired.

Due to the critical nature of medical transcription to customers’ operations, potential customers may be reluctant to outsource or change service providers as a result of the cost and potential for disruption in service, which may inhibit the ability to attract new customers

The upfront cost involved in changing medical transcription service providers or converting from an in-house medical transcription department to an outsourced provider may be significant. Potential customers may prefer to remain with their current service provider or keep their medical transcription in-house rather than incur these costs or experience a potential disruption in services as a result of changing service providers. Also, as the maintenance of accurate medical records is a critical element of a healthcare provider’s ability to deliver quality care to its patients and to receive proper and timely reimbursement for the services it renders, potential customers may be reluctant to outsource such an important function.

Failure to adapt to rapid technological changes could result in a loss of market share.

Our ability to remain competitive in the medical transcription industry is based on our ability to utilize technology in the services that we provide to our customers. Accordingly, we have a substantial ongoing commitment to research and development. In this regard, we are currently investing in voice recognition and natural language processing technologies to yield faster turnaround times, better workflow management and increased productivity, all of which are essential for us to remain competitive. If we are unable to identify and implement technological changes in a timely manner, we may lose a portion of our market share, which would adversely affect our results of operations. If we must write off the cost of research and development expenses, our operating results for the period could be adversely affected. Additionally, our competitors may independently develop technologies that are substantially the same or superior to ours and that do not infringe our rights. In these cases, we would be unable to prevent our competitors from selling or licensing these similar or superior technologies.

Failure of the Company’s disaster recovery site could adversely affect its ability to provide continuing data processing services

The Company’s disaster recovery site is expected to provide the ability to rapidly transfer the processing of data from the main site to the disaster recovery site. There is no guarantee that the disaster recovery site will be effective in the event of any or all disasters. If a disaster jeopardizes the main computer center and the disaster recovery site fails, the Company would be forced to either contract for the services of another network provider at costs significantly in excess of current expenses or reconstruct the data processing center which could take a significant amount of time. The failure of the disaster recovery site could adversely affect the ability to provide continuing operations and meet contractual obligations.

Medical transcription services may be subject to legal claims for failure to comply with laws governing the confidentiality of medical records

Healthcare professionals who use the Company’s medical transcription services deliver private health information (PHI) about their patients including information that constitutes a record under applicable law that the Company may store. Numerous federal and state laws and regulations, the common law and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

•	state and federal privacy and confidentiality laws;

•	contracts with customers and partners;

•	state laws regulating healthcare professionals;

•	Medicaid laws; and

•	The Health Insurance Portability and Accountability Act of 1996.(HIPPA)

The Health Insurance Portability and Accountability Act of 1996 establishes elements including, but not limited to, federal privacy and security standards for the use and protection of PHI. The Company has partners and customers who are covered entities under HIPPA and the Company is required to use and disclose PHI in a manner consistent with HIPPA in providing services to those covered entities. Currently, only covered entities are directly subject to potential civil and criminal liability under the HIPPA Privacy and Security Standards. However, the Health Information Technology for Economic and Clinical Health Act (HITECH), which was enacted into law on February 17, 2009, enhances and strengthens the HIPPA Privacy and Security Standards and makes certain provisions applicable to “business associates” of covered entities. Beginning on February 17, 2010, some provisions of HIPPA will apply directly to the Company and it will be directly subject to criminal and civil penalties. In addition, HITECH creates new security breach notification requirements. The direct applicability of the new HIPPA Privacy and Security provisions will require the Company to incur additional costs and may restrict its business operations. In addition, these new provisions will result in additional regulations and guidance issued by the United States Department of Health and Human Services and will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for the Company and its customers. Any failure by the Company or partners to comply with applicable requirements may result in a material liability.

Although the Company has systems and policies in place for safeguarding protected health information from unauthorized disclosure, these systems and policies may not preclude claims against it for alleged violations of applicable requirements. There can be no assurance that the Company will not be subject to liability claims which could have a material adverse effect on the business, results of operations and financial condition.

State and foreign jurisdictions in which the Company or its customers operate have adopted, or may adopt, privacy standards that are similar to or more stringent than the federal HIPPA Privacy and Security Standards. This may lead to different restrictions for handling PHI. As a result, the Company’s customers may demand, and it may be required to provide services and information technology solutions that are adaptable to reflect different and changing regulatory requirements which could increase labor and development costs. In the future, federal, state or foreign governmental or regulatory authorities or industry bodies may impose new data security standards or additional restrictions on the collection, use, transmission and other disclosures of health information. New regulatory requirements may require substantial operational and systems changes, employee education and resources; there is no guarantee that the Company will be able to implement them adequately or prior to their compliance date, and the Company cannot predict the potential impact that these future rules may have on its business. Furthermore, the demand for the Company’s services may decrease significantly if it is not able to develop and offer services and technology that can address the regulatory challenges and compliance obligations facing it and its customers.

Proposed legislation and possible negative publicity may impede our ability to utilize offshore service capabilities

Certain state laws that have recently been enacted and bills introduced in recent sessions of the U.S. Congress have sought to restrict the transmission of personally identifiable information regarding a U.S. resident to any foreign affiliate, subcontractor or other third party without adequate privacy protection or without providing notice of the transmission and an opportunity to opt out. Some of the proposals would require patient consent. If enacted, these proposed laws would impose liability on healthcare businesses arising from the improper sharing or other misuse of personally identifiable information. Some proposals would create a private civil cause of action that would allow an injured party to recover damages sustained as a result of a violation of the new law. A number of states have also considered or are in the process of considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the U.S. Any such restrictions could have a material adverse effect on the Company’s ability to provide offshore transcription services.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None other than previously reported on the Company’s Current Report Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this report.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	8-K	000-18217	3 (a)	December 19, 2007

2.1	Stock Purchase Agreement between Transcend Services, Inc. and Dorothy K. Fitzgerald	8-K	000-18217	2.0	August 28, 2009

10.1	Loan and Security Agreement between Transcend Services, Inc. and MDSI and Regions Bank	8-K	000-18217	10.1	September 3, 2009

10.2	Unsecured Promissory Note between Transcend Services, Inc. and Dorothy K. Fitzgerald	8-K	000-18217	10.2	September 3, 2009

10.3	Registration Rights Agreement between Transcend Services, Inc and Dorothy K. Fitzgerald	8-K	000-18217	10.3	September 3, 2009

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.4	Transcription Services Agreement between Transcend Services, Inc And Hospital Management Associates, Inc.	8-K	000-18217	10.1	September 17, 2009

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

The representations, warranties and covenants contained in the agreements identified above as exhibits, together with those incorporated by reference, were made only for the purposes of those agreements, are between and among the parties to them, as of specific dates, and are solely for the benefit of those parties. The agreements may be subject to contractual limitations agreed to by the parties as well as standards of materiality that differ from those generally applicable to investors, and may reflect an allocation of risk. Various provisions may be interpreted differently by the parties, and may be waived or modified. While the agreements constitute public disclosure under the federal securities laws, when reading representations, warranties and covenants in those agreements, investors should consider the foregoing, as well as information provided by us in this filing and in our other filings, and should not rely solely upon such agreements as characterizations of an actual state of facts.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

November 9, 2009	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)