Form 10-Q/A
period 2009-09-30
TRANSCEND SERVICES INC
filed 2009-11-19
CIK 858452

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

Explanatory Note

Transcend Services, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2009 (the “Original Filing”) to amend certain numbers found in the Goodwill and Intangible Assets paragraph and the Deferred Tax Assets and Liabilities paragraph of Critical Accounting Estimates which are Material to Registrant, a section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations. These paragraphs can be found on page 17 of the original filing and should have read as follows: (numbers which changed are in bold type)

Goodwill and Intangible Assets. As of September 30, 2009, the Company had goodwill and net intangible assets at carrying amounts of $23,755,000 and $5,879,000, respectively. The total of $29,634,000 represents 60.8% of total assets as of September 30, 2009. Management reviews goodwill and intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting units to which the goodwill and intangibles relate based on the present value of estimated future cash flows. The Company operates in one reporting unit – medical transcription services. The approach utilized is dependent on a number of factors including estimates of future revenues and costs, appropriate discount rates and other variables. Management bases estimates on assumptions that are believed to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates.

Intangible assets are amortized over their estimated useful lives. If the estimated useful life assumptions are shortened, the Company would record an impairment entry to recognize the change in assumptions.

Deferred Tax Assets and Liabilities. As of September 30, 2009, the Company had net current deferred tax assets of $546,000, of which $310,000 relates to MDSI, and net non-current deferred tax liabilities of $1,245,000, of which $1,298,000 relates to MDSI. Deferred tax assets represent future tax benefits we expect to realize. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. FASB ASC Topic 740-Income Taxes, requires us to record a valuation allowance against any deferred income tax benefits that we believe may not be realized. The Company estimates future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. Transcend has valuation allowances against net operating loss carryforwards in certain states in which future taxable income in those states may not be sufficient to utilize the net operating loss carryforwards in those states prior to their expiration.

This Form 10-Q/A amends the above paragraphs only. It does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made.

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

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and rounded to the nearest thousand)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$5,169,000	$4,279,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	574,000	2,075,000
Depreciation and amortization	921,000	605,000
Share-based compensation	407,000	259,000
Employment credits – debt forgiveness	—	(23,000)
Changes in assets and liabilities:
Accounts receivable, net	(332,000)	(237,000)
Prepaid income tax, excluding tax benefit for share-based payments	1,087,000	—
Tax benefit for share-based payments	(1,228,000)	—
Prepaid expenses and other current assets	82,000	(5,000)
Other assets	(143,000)	65,000
Accounts payable	(218,000)	248,000
Accrued and other liabilities	(738,000)	(149,000)

Total adjustments	412,000	2,838,000

Net cash provided by operating activities	5,581,000	7,117,000
Cash flows from investing activities:
Capital expenditures	(692,000)	(701,000)
Purchase of businesses, net of cash acquired	(17,703,000)	(40,000)

Net cash used in investing activities	(18,395,000)	(741,000)
Cash flows from financing activities:
Proceeds from stock options and other issuances of stock	184,000	61,000
Proceeds from borrowings	7,000,000	—
Tax benefit for share-based payments	1,228,000	—
Repayment of promissory notes payable to related parties	—	(1,167,000)
Repayment of promissory notes payable	(660,000)	(165,000)
Repayment of revolving promissory note	(4,000)	—

Net cash provided by (used in) financing activities	7,748,000	(1,271,000)

Net change in cash and cash equivalents	(5,066,000)	5,105,000
Cash and cash equivalents at beginning of period	12,282,000	4,996,000

Cash and cash equivalents at end of period	$7,216,000	$10,101,000

Supplemental cash flow information:
Cash paid for interest	$30,000	$59,000
Cash paid for interest to related parties	$—	$54,000
Cash paid for income taxes	$1,584,000	$250,000

Non-cash investing and financing activities:
Additional contingent consideration accrued for previous acquisition	$658,000	$26,000
Amount payable to related party in connection with acquisition of MDSI	$2,000,000	$—
Note payable to related party in connection with acquisition of MDSI	$2,000,000	$—
Common stock issued in connection with the acquisition of MDSI	$2,000,000	$—

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

In April 2009, the FASB issued an update to Topic 825 – Financial Instruments. This update requires an entity to provide disclosures about fair value of financial instruments in interim financial information and requires those disclosures in summarized financial information at interim reporting periods. Under this update, a publicly traded company must include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Financial Instruments Topic. The update to the Financial Instruments Topic is effective for interim reporting periods ending after June 15, 2009. The Company has included this disclosure in this filing (see note 6).

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

In May 2009, the FASB issued an update to Topic 855 – Subsequent Events. This update provides guidance on management’s assessment of subsequent events. The Subsequent Events Topic clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued”. Management must perform its assessment for both interim and annual financial reporting periods and disclose the date through which an entity has evaluated subsequent events and the basis for that date. Subsequent Events is effective for interim and annual periods ending after June 15, 2009. The Company has included this disclosure in this filing (see note 11).

In August 2009, the FASB issued update 2009-05 to Topic 820 – Fair Value Measures and Disclosures. This update provides guidance on the fair value measurement for liabilities for entities that measure liabilities at fair value within the scope of Topic 820. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities when traded as assets or a valuation technique that is consistent with the principles of Topic 820, such as a present value technique or a market approach that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. This update is effective for interim and annual reporting periods ending after August 26, 2009, and shall be applied prospectively. Adoption of this update did not have a material impact on the Company’s financial statements (See Note 6).

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

On April 1, 2009, the Company completed the acquisition of the domestic medical transcription business of Transcription Relief Services, Inc. (“TRS”) in accordance with the Asset Purchase Agreement entered into on March 26, 2009. Transcend purchased the TRS assets and assumed certain liabilities of TRS to expand the Company’s market share, capitalize on the potential for the acquired business to grow and leverage Transcend’s fixed overhead costs across a larger revenue base. TRS’s debt was not assumed. The fixed portion of the purchase price was $4,500,000. Transcend paid $4,000,000 in cash at closing. In May 2009, Transcend paid an additional $500,000 upon the seller’s delivery of reviewed financial statements and final working capital as of March 31, 2009 and a working capital adjustment of $11,000. A contingent payment, due in 2010, will be based on fourth quarter 2009 revenue and sold backlog at December 31, 2009, subject to an overall cap of $3,000,000. Based on the projections at closing, the Company has estimated the contingent payment to be approximately $354,000 (included in other accrued liabilities on the balance sheet). The actual amount paid may be different from this estimate and the difference will be recognized in current operations in accordance with Topic 805 – Business Combinations. The inclusion of the estimated earnout increases the estimated total purchase price to $4,865,000. The purchase price that has been paid, was funded using cash on hand.

The following is a detailed list of the fair value of identifiable assets acquired and liabilities assumed in the TRS acquisition:

Accounts Receivable	$776,000
Fixed Assets	58,000
Other Assets	9,000

Total Identifiable Assets	$843,000

Accounts Payable	22,000
Benefits Payable	89,000
Other Liabilities	33,000

Total Identifiable Liabilities	$144,000

Net Identifiable Assets	$699,000

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

Transcend acquired all issued and outstanding shares of MDSI common stock for an estimated purchase price of $15,580,000, subject to certain post-closing adjustments. Payment of the purchase price was and will be made as follows: (a) $9,310,000 in cash paid at closing; (b) $2,000,000 in cash payable within 30 days after receipt of interim financial statements and audited financial statements for the last two fiscal years (paid in October 2009); (c) a one-year 5% $2,000,000 promissory note payable to the selling stockholder; (d)

$2,000,000 of Transcend common stock (119,940 shares) delivered at closing and (e) an estimated payment of $270,000 for a working capital adjustment. The actual amount paid for the working capital adjustment may be different from this estimate and the difference will be recognized in current operations in accordance with Topic 805 – Business Combinations. The Company entered into a registration rights agreement with Ms. Fitzgerald dated August 31, 2009, providing her with “piggyback” registration rights. The cash portion of the purchase price paid at closing was funded with $7 million of proceeds from the loan and security agreement with Regions Bank described in Note 7 and the remaining $2.3 million was funded with cash on hand.

The following is a detailed list of the fair value of identifiable assets acquired and liabilities assumed in the MDSI acquisition:

Cash	$494,000
Accounts Receivable	1,264,000
Fixed Assets	21,000
Deferred Tax Asset	366,000
Other Assets	33,000

Total Identifiable Assets	$2,178,000

Accounts Payable	185,000
Salaries and Benefits Payable	1,910,000
Other Liabilities	14,000

Total Identifiable Liabilities	$2,109,000

Net Identifiable Assets	$69,000

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

Net Identifiable assets	$69,000
Customer list	3,500,000
Covenant not to compete	100,000
Goodwill	13,209,000
Deferred tax liability	(1,298,000)

Total Purchase price	$15,580,000

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

4. MAJOR CUSTOMERS

No single customer accounted for greater than 10% of total revenue for the three and nine months ended September 30, 2009 and 2008. The Company provides medical transcription services under individual contracts to customers that are members of a group of hospitals known as Health Management Associates (“HMA”). Revenue attributable to members of this group comprised 15.5% and 21.2% of the Company’s total revenue for the three months ended September 30, 2009 and 2008, respectively, and 17.2% and 22.3% of the Company’s total revenue for the nine months ended September 30, 2009 and 2008, respectively. The decrease in percent in 2009 from 2008 is due primarily to the additional revenue from the businesses acquired in 2009.

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

Other Intangible Assets

(Rounded to the nearest thousand)

		September 30, 2009 (unaudited)			December 31, 2008
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants not to compete	5	$218,000	$56,000	$162,000	$50,000	$39,000	$11,000
Customer relationships	5-10	6,481,000	764,000	5,717,000	745,000	491,000	254,000

Total intangible assets		$6,699,000	$820,000	$5,879,000	$795,000	$530,000	$265,000

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

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both “borrowers” under the new loan and security agreement, which replaces the Company’s previous credit facility with HFG. The new agreement includes a one-time term loan of $7.0 million for the costs and expenses of, and to the extent necessary a portion of the purchase price for, the purchase of MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. Transcend may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. The maximum amount of the revolving loan may be increased at the discretion of Regions Bank to $8.0 million. The term loan is payable in monthly installments of $155,556 beginning December 1, 2009 and ending August 1, 2013. The revolving loan commitment expires in August, 2010. Borrowings bear interest at a rate based on the current LIBOR, and are secured by substantially all of the borrowers’ assets.

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

This Quarterly report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, that represent our expectations, anticipations or beliefs about future events, including our operating results, financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors. Factors that might cause or contribute to such differences include, but are not limited to, competitive pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for the Company’s products and services, business conditions in the integrated health care delivery network market, general economic conditions, and the risk factors detailed in Item 1A of Part II below as well as our other current periodic, quarterly and annual reports on Forms 8-K, 10-Q and 10-K that we file with the Securities Exchange Commission (“SEC”) from time to time. With respect to such forward-looking statements, we claim protection under the Private Securities Litigation Reform Act of 1995. Our SEC filings are available from us, and also may be examined at public reference facilities maintained by the SEC or, to the extent filed via EDGAR, accessed through the website of the SEC (http://www.sec.gov). In addition, factors that we are not currently aware of could harm our future operating results. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this filing. We undertake no obligation to make any revisions to the forward-looking statements or to reflect events or circumstances after the date of this filing.

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

Goodwill and Intangible Assets. As of September 30, 2009, the Company had goodwill and net intangible assets at carrying amounts of $23,755,000 and $5,879,000, respectively. The total of $29,634,000 represents 60.8% of total assets as of September 30, 2009. Management reviews goodwill and intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting units to which the goodwill and intangibles relate based on the present value of estimated future cash flows. The Company operates in one reporting unit – medical transcription services. The approach utilized is dependent on a number of factors including estimates of future revenues and costs, appropriate discount rates and other variables. Management bases estimates on assumptions that are believed to be reasonable, but which are unpredictable and inherently uncertain. Therefore, future impairments could result if actual results differ from those estimates.

Intangible assets are amortized over their estimated useful lives. If the estimated useful life assumptions are shortened, the Company would record an impairment entry to recognize the change in assumptions.

Contingent Consideration Payable. In connection with the acquisitions of TRS and MDSI, the Company has recorded accruals for contingent payments in the amounts of $354,000 and $270,000, respectively, as of September 30, 2009. The Company estimated the fair value of these payables as of the purchase dates of each acquisition. Topic 805 – Business Combinations requires that these estimates are remeasured to fair value at each reporting date until the contingency is resolved. These interim changes in estimated fair value, along with any differences in the final settlement, are recognized in current earnings. The maximum contingent consideration payable under the TRS asset purchase agreement is $3 million.

Deferred Tax Assets and Liabilities. As of September 30, 2009, the Company had net current deferred tax assets of $546,000, of which $310,000 relates to MDSI, and net non-current deferred tax liabilities of $1,245,000, of which $1,298,000 relates to MDSI. Deferred tax assets represent future tax benefits we expect to realize. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. FASB ASC Topic 740 – Income Taxes, requires us to record a valuation allowance against any deferred income tax benefits that we believe may not be realized. The Company estimates future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. Transcend has valuation allowances against net operating loss carryforwards in certain states in which future taxable income in those states may not be sufficient to utilize the net operating loss carryforwards in those states prior to their expiration.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of FASB ASC Topic 718 – Stock Compensation for its stock-based awards. Under Stock Compensation, management makes assumptions regarding the Company’s stock volatility and forfeiture rates required using the Black-Sholes-Merton option-pricing model used to calculate option compensation cost.

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

Depreciation and amortization expense was $357,000 in the quarter ended September 30, 2009 compared to $208,000 in the same period in 2008, an increase of $149,000. Amortization of intangible assets resulting from the acquisitions of DeVenture, TRS and MDSI contributed $111,000 of the increase. The remainder was due to growth in depreciable assets.

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

Direct costs were 64% of revenue in both the nine months ended September 30, 2009 and 2008. Costs as a percentage of revenue remained flat due primarily to higher direct costs as a percentage of revenue for acquired businesses offset by the cost savings that resulted from the increased use of speech recognition technology integrated into the Company’s BeyondTXT platform and the use of offshore transcription resources. Although the 2009 acquisitions did not materially impact direct cost as a percent of revenue for the nine months ended September 30, 2009, the Company expects the impact of MDSI’s higher cost as a percent of revenue to have a greater impact beginning in the fourth quarter of 2009.

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

Interest and other expenses increased $174,000, to $177,000 of net expense in the nine months ended September 30, 2009 compared to $3,000 of net expense in the same period in 2008. The increase is due primarily to the write-off of $60,000 in prepaid costs related to the early termination of the HFG facility and the DCOA promissory note and reduced interest income due to lower rates and lower cash balances.

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

Failure of the Company’s disaster recovery site could adversely affect its ability to provide continuing data processing services.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None other than previously reported on the Company’s Current Report Form 8-K filed with the Securities and Exchange Commission on September 3, 2009.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with or incorporated by reference into this report.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Restated Bylaws	8-K	000-18217	3 (a)	December 19, 2007

2.1	Stock Purchase Agreement between Transcend Services, Inc. and Dorothy K. Fitzgerald	8-K	000-18217	2.0	August 28, 2009

10.1	Loan and Security Agreement between Transcend Services, Inc. and MDSI and Regions Bank	8-K	000-18217	10.1	September 3,2009

10.2	Unsecured Promissory Note between Transcend Services, Inc. and Dorothy K. Fitzgerald	8-K	000-18217	10.2	September 3,2009

10.3	Registration Rights Agreement between Transcend Services, Inc. and Dorothy K. Fitzgerald	8-K	000-18217	10.3	September 3,2009

10.4	Transcription Services Agreement between Transcend Services, Inc. And Hospital Management Associates, Inc.	8-K	000-18217	10.1	September 17,2009

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) or Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

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

TRANSCEND SERVICES, INC.

November 19 , 2009	By:	/s/ Larry G. Gerdes

Larry G. Gerdes,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lance Cornell

Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)