Form 10-K
period 2009-12-31
TRANSCEND SERVICES INC
filed 2010-03-03
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2009 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 000-18217

TRANSCEND SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0378756
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

One Glenlake Parkway, Suite 1325, Atlanta, GA	30328
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $99,430,000, based on the price at which the registrant’s common stock was last sold on June 30, 2009.

As of February 28, 2010, the registrant had 10,489,182 shares of common stock, $0.05 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement filed in connection with the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART 1.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K, or this Annual Report, including but not limited to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are based upon current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those referred to in Item 1A, “Risk Factors.” You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “anticipates,” and similar expressions are used to identify these forward-looking statements, but their absence does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, but are not limited to, any statements regarding:

•	demand for medical transcription services;

•	the effects of government regulation and managed care;

•	outsourcing trends;

•	our ability to complete and integrate acquisitions and manage future growth;

•	our ability to generate new customer accounts;

•	our ability to generate new business by working with technology partners;

•	our ability to maintain technological leadership;

•	the adequacy of our capital and our ability to obtain needed capital; and

•	the ability to obtain and maintain required technology such as third-party software.

ITEM 1.	BUSINESS

We are the third largest medical transcription company in the United States based on revenues. We serve approximately 250 customers nationwide. We estimate that our primary target market is approximately $2.5 billion, comprised primarily of approximately 5,000 community-based hospitals (hospitals accessible by the general public) in the United States. Our mission is to provide accurate and timely documentation of the patient/medical provider encounter at a competitive price. Customer service is crucial to our success, and we have consistently been ranked among the top medical transcription service organizations in the industry. Our approximately 1,900 home-based domestic medical language specialists, supplemented by our offshore partners, provide high quality medical documents and fast turnaround times, resulting in high customer retention rates, which have averaged more than 94% (measured by revenues) over the last three years. We develop and utilize an array of technology solutions to support the transcription process, including robust voice capture systems, state-of-the-art speech recognition technology, our proprietary BeyondTXT transcription platform and various customer-specific systems. We believe we are well-positioned to benefit from the increasing adoption and use of electronic medical record, or EMR, because the data and narrative content we create comprise key portions of EMRs.

Hospitals have the flexibility of choosing between our two primary service delivery options. Customers with in-house transcription platforms can partner with us to provide medical transcription services directly on their platform. Customers deciding to outsource this function can outsource the entire transcription process to us, in which case we provide our services through our BeyondTXT transcription platform.

Our revenue is recurring in nature, which we believe results from our customers’ ongoing, mission-critical need to document each doctor-patient encounter and our consistently high service levels, resulting in high customer retention rates. Information about revenue, operating profit or loss and total assets is presented in Item 8, “Financial Statements and Supplementary Data” of this Annual Report. Since we are paid directly by hospitals and other providers, we have no insurance-related reimbursement risk.

History of the Company

We were originally incorporated in California in 1976 as TriCare, Inc. and reorganized as a Delaware corporation in 1988. As TriCare, we completed our initial public offering in 1990. In 1995, we acquired Transcend Services, Inc. and adopted its name.

Prior to 1999, Transcend operated several businesses, including a medical transcription business. In 1999, we launched a plan to restructure our business to focus on medical transcription using our Internet-based transcription technology. Between 1999 and 2002, we sold three businesses deemed outside our core medical transcription business. Since then, we have operated in one reportable business segment as a provider of medical transcription services to the healthcare industry, and had the following major developments:

•	In 2004, we introduced our BeyondTXT platform.

•

In January, 2005, we acquired Medical Dictation, Inc., or MDI, a Florida-based medical transcription services company for approximately $4.8 million. MDI’s founder, Sue McGrogan, is now our President and Chief Operating Officer.

•	In 2005, our field operations were reorganized to form customer-centric teams that are empowered to manage all aspects of production, quality and customer care.

•	In December, 2005, we purchased certain assets of the transcription business unit of PracticeXpert, Inc.

•

In early 2006, we began processing significant volume through the speech recognition technology integrated into BeyondTXT, and we have steadily increased this volume. In the fourth quarter of 2009, approximately 67% of our BeyondTXT volume was edited using the speech recognition technology integrated into our platform versus transcribed (typed).

•

In 2006, we began to process a portion of our work through offshore partners in India. Volume processed offshore has gradually increased to approximately 19% of our total volume in the third quarter of 2009. This percentage dropped to 16% in the fourth quarter of 2009 due to the acquisition of Medical Dictation Service, Inc., or MDSI, which is currently 100% domestic.

•	In January, 2007, we purchased certain assets of OTP Technologies, Inc., a Chicago area medical transcription company, for approximately $1.1 million.

•	In January, 2009, we purchased certain assets of DeVenture Global Partners, Inc., or DeVenture, a Canton, Ohio-based medical transcription company, for approximately $4.4 million.

•	In April, 2009, we acquired the medical transcription business of Transcription Relief Services, or TRS, for approximately $4.9 million, plus an earn-out of $1,123,000 that was paid in February, 2010.

•	In August, 2009, we acquired MDSI for approximately $15.5 million.

•	In December, 2009, we completed a follow-on offering of our common stock, and we raised $26.5 million in net proceeds after underwriters discount and transaction costs.

The three 2009 acquired businesses contributed approximately $15.4 million of revenue in 2009. We estimate that the combined purchase price for the three companies is approximately $24.8 million.

Industry Overview

We believe spending on healthcare in the United States was approximately $2.2 trillion in 2007, or 16% of GDP. Healthcare spending is projected to grow at a rate of approximately 6% per annum and reach approximately $4.4 trillion, or 20% of GDP, by 2018. Healthcare providers are under increasing pressure to trim costs while continuing to provide quality care, and as a result have increasingly outsourced non-core healthcare functions to improve efficiency, drive down costs and maintain quality patient care.

There is a substantial market for medical transcription services. We believe the total annual market potential for medical transcription is estimated to be approximately $12.0 billion, of which approximately $5.0 billion is outsourced. These estimates include not only hospitals, but also physicians’ offices and clinics. We estimate that our primary target market is approximately $2.5 billion, comprised primarily of approximately 5,000 community-based hospitals (hospitals accessible by the general public) in the United States with a total of approximately 800,000 beds, and which spend over $625 billion per year providing healthcare services. We estimate that the outsourced portion of this market is approximately 50%, although we are not aware of any independent data on the percentage of the hospital market that is outsourced. The market is competitive and highly fragmented, with several thousand transcription services companies nationwide—most of them very small.

The market for transcription services is growing. Demand for medical transcription services grows as the demand for healthcare services increases. Macro-economic trends such as the aging of the baby boomer generation, are projected to significantly increase the demand for healthcare services in general, which we believe will lead to a corresponding increase in the demand for medical transcription services. According to the U.S. Census Bureau, the U.S. population over the age of 65 will grow from approximately 40 million today to 70 million in 2030.

Demand for outsourced medical transcription services continues to grow as healthcare providers seek to reduce transcription costs. Medical transcription outsourcing is an easy and obvious cost containment strategy. Medical transcription is performed either in-house by hospital personnel or outsourced to local, regional, national or offshore vendors.

Our industry is subject to government regulation. The Health Insurance Portability and Accountability Act, or HIPAA, requires hospitals to maintain adequate security around and the privacy of protected health information. The Health Information Technology for Economic and Clinical Health Act, or HITECH, applies certain HIPAA provisions directly to business associates, such as medical transcription companies, that provide services to entities covered under HIPAA. We believe that the requirements of HITECH will make it more difficult for smaller transcription companies to compete with us due to the increasing challenges of ensuring compliance with HITECH and HIPAA. This gives us a strategic advantage because we have greater resources and will be able to spread our costs of compliance over a larger number of customers.

We believe we are well positioned to benefit from the increasing adoption and use of EMRs because the data and narrative content we create comprise key portions of EMRs. We believe that our transcription volume could increase if more paper records are dictated so that they can become part of EMRs. For example, physician progress notes are high volume, data rich documents that are typically handwritten today, but may be dictated in the future so they can become part of EMRs. Moreover, we believe that our documents are structured in such a way that we can provide enhanced data services and populate data fields within EMR solutions directly from the dictated report. This would allow EMRs to contain robust narrative content and reduce the need for physicians to enter data themselves, encouraging the adoption of EMRs.

Services

We provide medical transcription services 24 hours per day, seven days per week. Hospitals have the flexibility of choosing between two primary service delivery options we offer:

•

Customer Platform. Customers with their own transcription platforms can partner with us to provide medical transcription services directly on their platform. The primary advantage to this business model for us is simplicity—there is no transcription system for us to develop, implement and maintain. There is, however, little or no opportunity for us to leverage our technology and platform efficiency to improve profitability. We provide services on numerous platforms. Notable examples include ChartScript (a 3M platform), eScription and Dictaphone (Nuance platforms) and Meditech. Some customers have legacy systems they have developed themselves. Over time, we expect to migrate some customers with older platforms or no current need for their own platform, including certain customers who came to us via our acquisitions, to BeyondTXT.

•

Our BeyondTXT Platform. Customers with no transcription platform or with no need to continue to support and maintain the platform they have used in the past, can outsource the entire transcription process to us on a turnkey basis. For these customers we provide our services on our speech recognition-enabled BeyondTXT transcription platform.

See “Further Develop Innovative Technology Solutions to Improve Productivity and Meet Customer Needs.”

We believe that our ability to serve customers regardless of platform is an important factor in our success. In the fourth quarter of 2008, approximately 67% of our total volume was processed on the BeyondTXT platform. In the fourth quarter of 2009, the percentage declined to 45% of total volume, reflecting the impact of our 2009 acquisitions.

Our BeyondTXT transcription services consist of three primary phases:

•

Phase I: Dictation Capture. In this phase, a physician dictates the results of a patient encounter or procedure into a number of different voice capture systems, including hand held devices, dictation capture systems at customer sites and dictation capture systems located in our data center in Atlanta, Georgia. We consolidate these voice files from their various sources at our data center. The result is an electronic voice file that is ready for processing.

•

Phase II: Voice to Text. The encrypted digital voice files are securely accessed over the internet by our home-based medical language specialists and offshore partners, who play back voice recordings using headsets and foot pedals, and either transcribe the recorded voice or edit the document created by our integrated speech recognition solution. The completed electronic documents are then securely returned to our data center over the Internet, where they may be accessed by remote quality assurance personnel. BeyondTXT is an efficient platform for our medical language specialists because of the integrated speech recognition technology and because the formatting of documents occurs automatically after the report is typed or edited. The result is a report that is customer-ready.

•

Phase III: Distribution. Completed documents are distributed to end-users in a variety of ways, including interfaces to EMR and hospital information systems, fax machines, printers, or web-based consoles. Contractual turnaround times vary depending on the type of document from as little as two hours to as long as 48 hours, but the most common turnaround time requirement is 12 hours.

Business Strategy

Our sole focus is providing medical transcription services to the healthcare industry. Our strategy is to drive top and bottom line growth by successfully executing six key strategies:

•	continue to provide unparalleled service to our customers;

•	further develop innovative technology solutions to improve productivity and meet customer needs;

•	increase market share;

•	increase utilization of offshore resources;

•	successfully complete and integrate acquisitions; and

•	attract and retain professional staff.

Continue to Provide Unparalleled Service to Our Customers

The first and foremost key to our success is consistently providing excellent service to our customers. Our year-over-year customer retention rate has averaged more than 94% (measured by revenue) over the last three years, which we believe is superior to most of our competitors. Management believes that customers who are consistently receiving high quality documents on time at a competitive price are likely to remain our customers year after year. Satisfied customers provide sales leads and referrals that help us drive new business.

We have an ongoing program to monitor and improve customer satisfaction which includes continuous monitoring of transcription production statistics relative to contracted standards, periodic customer surveys and a dedicated regional operations support organization that maintains regular (often daily) contact with customers. We believe that our regional operations managers provide a competitive advantage in sustaining customer satisfaction. As our regional operations managers typically come from a medical language specialist background, they possess the expertise to continuously improve quality. In addition, they provide customers with a central contact person in the organization who is directly responsible for resource scheduling and quality control and can address issues that arise.

Further Develop Innovative Technology Solutions to Improve Productivity and Meet Customer Needs

We intend to utilize the most effective technologies available to improve the medical transcription process and believe that the application of advanced technologies will reshape the way patient information is managed across the healthcare delivery system in the future, as well as provide margin expansion through improved business efficiencies. We plan to develop, acquire and deploy new solutions to broaden the breadth and depth of our services and solutions.

One such new technology is BeyondSpeech, our near real-time front-end speech recognition solution, which provides hospitals with an additional documentation option. Used today predominantly in a small percentage of radiology departments, front-end speech solutions allow physicians to dictate, receive a draft document and edit the draft themselves. While we believe this has limited short-term market potential due to the resistance of many physicians to editing their own documents, it may be a viable solution in certain situations. We expect BeyondSpeech to contribute some revenue in 2010, but do not expect it to become a significant percentage of our revenue over the next two years.

Our BeyondTXT documents are created using standard clinical document architectures and the data within the documents is XML tagged. We plan to take advantage of this structured data within our documents to provide new data services to our customers such as alerts, core measure tracking and data analytics. Our first offering in this area, BeyondAlerts, continuously queries a hospital’s transcribed reports to find certain patterns of data which indicate the need to track a particular patient for core measure reporting purposes. Hospital personnel are alerted via e-mail of patient care situations meeting the query criteria, reducing the time spent combing through records manually each day. Improved core measure tracking can lead to increased reimbursement rates for hospitals.

Because of the way our data is structured, we are exploring the population of EMRs directly from our transcribed data. This could reduce the need for physician input into EMRs, solving a key hurdle to EMR adoption. This approach also ensures that the richness of dictated narrative content becomes part of EMRs. The benefits of populating EMRs in this way could improve EMR adoption rates.

We work to continually improve our BeyondTXT platform and increase our use of speech recognition technology to improve the productivity of our medical language specialists and improve our profitability. The BeyondTXT platform provides significant advantages in workflow management and production control. It also provides an excellent and efficient end-user experience, which aids recruiting efforts. We will continue to invest in the BeyondTXT platform to drive faster turnaround times, better workflow management and increased productivity. We are currently developing the next generation of BeyondTXT, which will include full Application Service Provider or ASP capabilities for customers who wish to offer a transcription platform to their in-house transcriptionists.

We have invested heavily in fully integrating speech recognition technology into the BeyondTXT platform. We license the speech recognition engine, natural language processor and various editing tools from MultiModal Technologies, a leader in the industry, under a September 2006 agreement that renews annually at our sole option through September 2010, with the last such option period ending August 31, 2011, and thereafter if mutually agreed by both parties. Our speech recognition solution requires no physician training or change in physician work habits. Voice files are collected in the same manner regardless of whether the job will be transcribed (typed) or edited using speech recognition technology. Once a physician’s voice profile is built and meets predicted quality criteria, future work from that physician is edited. When a medical language specialist is presented with a draft document, the specialist listens to the voice file and edits the document as necessary. The edits are fed back into the voice profile, which adjusts over time based on those edits to continuously improve the quality of draft reports.

The use of speech recognition technology in BeyondTXT results in a more efficient transcription process, lower direct costs and higher gross margins. Our medical language specialists earn less per line of text for editing, but their increased productivity generally allows their total compensation to remain unchanged or to increase. After the cost paid to MultiModal Technologies, we are still able to reduce the average cost per line of text. This is a key defensive strategy against pricing pressure in the industry.

In the fourth quarter of 2009, 67% of our BeyondTXT volume was edited using speech recognition technology and 33% was transcribed (typed). We plan to gradually increase the editing percentage to at least 70% of total volume. It is not possible to achieve 100% editing due to factors such as the ongoing addition of new customers and physicians and low volume dictators who do not have well-developed speech profiles.

Part of our strategy is to move as much volume as possible onto our BeyondTXT platform so that we can take advantage of its efficiency and speech recognition capabilities. The mix of work on BeyondTXT will vary depending on the types of sales we win and the impact of acquisitions.

We also intend to continue investing in our state-of-the-art data center and disaster recovery site in Atlanta, Georgia. Our telecommunications partners provide redundant long distance and local loop solutions into our data center which help manage the goal of maintaining the maximum possible up-time for the capture of physician dictation.

Increase Market Share

Our target market is community-based hospitals, typically those with over 100 beds. We plan to increase our market share by leveraging our strong reputation in the market and gradually expanding our sales force. Our sales force will remain focused primarily on new customer sales while our operations management team focuses on increasing revenue at existing customers.

We plan to continue to win business from our competitors. We believe that the level of service provided by many of our competitors can be very inconsistent. As a result, we often replace our competitors in scenarios where the hospital is unhappy with its current service provider. In addition, we believe that smaller competitors are increasingly unable to keep up with advances in technology and lack the capacity to give customers assurance that they can consistently meet turnaround time requirements. As a result, we frequently win new customer accounts from customers who have outgrown the capabilities of their smaller providers.

We estimate that roughly 50% of medical transcription for hospitals is still performed by in-house personnel although we are not aware of any independent data on the percentage of the hospital market that is outsourced. We believe that the trend toward outsourcing will continue. We can often demonstrate cost savings for customers and still generate attractive gross profit margins by improving productivity. Our sales force will focus on first-time outsourcing opportunities whenever possible.

Our past focus on individual hospital sales will increasingly include efforts to win business with entire integrated delivery networks and hospital systems and through group purchasing organization relationships. We intend to dedicate additional resources to pursuing this strategy in 2010 and beyond.

Many hospitals are members of Group Purchasing Organizations, or GPOs, which provide value to their members by pre-screening the best vendors for a particular product or service and pre-negotiating terms and conditions with the vendors. We signed a three year agreement in 2008 with a 1,400-member GPO and will attempt to secure additional GPO contracts in the future in order to increase market penetration and accelerate growth.

Increase Utilization of Offshore Resources

We operate in a global economy in which medical transcription services can be performed efficiently and cost-effectively by offshore medical transcription service organizations. Customers have differing views of offshore production. Some believe it allows them to realize improved turnaround times and obtain a lower price without sacrificing quality or security of data. Others remain committed to domestic-only medical transcription. From our perspective, offshore production allows us to improve turnaround time by providing consistent staff at night and on weekends; alleviates the need to hire as many domestic medical language specialists as would otherwise be needed; and reduces cost.

Our strategy is to best meet customers’ needs by providing services using a combination of domestic and offshore labor. We currently process approximately 16% of our work offshore utilizing approximately 10 subcontractors in India. We intend to increase the percentage to 30% offshore and 70% domestic in the next two to three years. We do not expect the growth in offshore volume to displace our domestic workforce, which we expect to grow over time. Although we may eventually establish our own transcription operation offshore, we currently rely on partnerships as our preferred solution.

As we increase reliance on Indian offshore providers, we become more exposed to operational and financial risks not inherent in our U. S. operations. These risks include political, economic and social instability, unexpected changes in the regulatory environment, currency fluctuations (although our contracts are denominated in U.S. dollars) and the possibility that offshore providers will be acquired by a competitor and discontinue their relationship with us.

Successfully Complete and Integrate Acquisitions

We plan to increase revenue and market share through acquisitions. There are many smaller and several sizable medical transcription companies in the United States and opportunities abound to consolidate the industry. We are selective acquirers, completing acquisitions to enhance our organic growth, but not at the expense of losing our focus on providing the best service in the industry to our existing customers. When we do make acquisitions, we expect to integrate them thoroughly, developing customer relationships, implementing our customer-centric operating model and converting customers to BeyondTXT whenever possible to improve productivity and profitability.

Developments such as voice recognition technology, the need to provide customers with an offshore solution and the impact of government regulation are making it increasingly difficult for smaller medical transcription businesses to compete effectively. As a result, we believe that we will be able to make acquisitions on an opportunistic basis that will enable us to grow the business.

We expect to fund our acquisitions through a combination of cash on hand, debt, and shares of our common or preferred stock. Our management team has extensive acquisition experience and the skills necessary to effectively integrate acquired companies.

Our 2009 acquisitions have had a significant impact on the mix of work on BeyondTXT as compared to other customer platforms. In 2008, 66% of our total volume was typed or edited on BeyondTXT. In 2009, approximately 53% of our volume was processed on BeyondTXT. This decrease is a reflection of the 2009 acquisitions. An important aspect of our acquisition integration is the conversion of acquired customers to BeyondTXT when possible. Over the next two years, we expect to move as much volume as possible off various other platforms and onto BeyondTXT, improving the productivity and profitability of acquired businesses.

Attract and Retain Professional Staff

Our ability to recruit and retain the industry’s best medical language specialists, operations managers, project managers, information technology and other professionals is crucial to our success. We seek to be the best company to work for in the industry by offering competitive pay and benefits and the opportunity to advance in our organization as we grow.

We believe that there will be a shortage of qualified traditional medical language specialists in the future. We believe we can address this issue domestically because workers will be attracted and retained by offering competitive pay and benefits, stable and responsive management, a predictable abundance of work, a stable and efficient platform, career development opportunities and the opportunity to work from home. Furthermore, speech recognition technology should allow us to produce the same volume of work with fewer medical language specialists, and may open the market to a new pool of professionals.

Customers

We deliver medical transcription services to approximately 250 hospitals and clinics in the United States. Our contracts are typically three years in duration and most renew automatically for successive one year periods upon expiration of the initial term. Customers can typically terminate their contracts with 60-120 days notice. Our experience has demonstrated that if we consistently provide excellent service at a competitive price, our customers will remain with us year after year.

In September 2009, we announced that we had entered into a five-year single-source contract to provide medical transcription services to hospitals that are members of Health Management Associates, or HMA, effective October 1, 2009. Prior to signing this agreement, we had individual contracts with approximately 45 of HMA’s 56 hospitals. The new agreement expands the existing relationship between Transcend and HMA to include the remaining 11 HMA hospitals which are currently using other transcription service providers. These hospitals are expected to be transitioned to us as soon as practicable. In addition, pursuant to the terms of the agreement, any future hospitals acquired or managed by HMA will transition to us as soon as practicable. On October 1, 2009, we hired approximately 60 of HMA’s medical language specialists.

Revenue attributable to this contract with HMA comprised 16.9%, 21.8% and 23.0% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in percentage in 2009 from 2008 and 2007 is due primarily to the additional revenue from the businesses acquired in 2009. Our top 10 customers (hospitals) accounted for approximately 16% of our 2009 transcription revenue, averaging $1.4 million of revenue each. Our average annual revenue per customer was approximately $349,000 in 2009.

Competition

The medical transcription market is competitive and highly fragmented, with several thousand transcription services companies nationwide. There are two competitors that are larger than us: MedQuist and Spheris. Spheris, the second largest medical transcription firm in the industry, filed bankruptcy on February 3, 2010 and plans to sell its U.S. business to MedQuist, the largest firm in the industry, and Indian operations to CBay Inc. (which owns 70% of MedQuist), unless a higher bidder emerges during the bankruptcy auction process. Other competitors that are smaller than Transcend but still sizable include CBay, Webmedx, Heartland, Nuance and OSi. Although the industry is characterized by relatively low barriers to entry, we do not believe that new entrants represent a significant threat to our business.

In addition, the medical transcription industry in the United States experiences overseas competition, primarily from India. Offshore quality and turnaround time, which in the past have been problematic, have improved as lower quality firms have exited and the market has matured. Many customers believe that their work should be completed by domestic medical language specialists; others have embraced the cost benefits that offshore personnel can offer.

Medical transcription service providers compete primarily on service quality, turnaround times and price. Pricing pressure in the industry can be intense, particularly in competitive sales to large integrated delivery networks and hospital systems. We do not position ourselves as the low cost provider. We believe that when we win, it is most often because of a combination of our reputation for service and our competitive price. When we lose, we most often lose due to price or because a decision maker has an existing relationship with a competitor.

Sales and Marketing Our sales team consists of an executive vice president of sales and marketing and five regional sales directors. We use a telemarketing firm to generate leads for this team. Sales leads are also generated from personal contacts with senior hospital executives and from client referrals. The regional sales directors are focused primarily on new customer sales. We recognize the importance of relationship selling and referrals. Therefore the operations management team, especially our president, as well as the regional operations managers, are responsible for generating incremental business within our customer base.

The team leverages our reputation for service excellence and our consistently high industry rankings to increase awareness and drive new sales. Additional tactics to build visibility and attract leads include targeted public relations, advertising in industry trade publications, direct mailings, attending key industry trade shows, our Internet presence and building upon existing vendor relationships and business partnerships to generate leads and introductions to prospects.

Traditionally, most of our sales have been to individual hospitals. Increasingly, we will focus our efforts on hospital systems and integrated delivery networks in the belief that medical transcription decisions are increasingly being made at the corporate level.

Employees

As of December 31, 2009, we had 1,292 full-time and 789 part-time employees. This includes 1,896 medical language specialists (1,112 full-time and 784 part-time), virtually all of whom work from home. One hundred seven full-time and 4 part-time employees work in operations to support and manage customers and medical language specialists. Seventy-three full-time employees and 1 part-time employee work in sales, research and development, and general administrative functions. Neither us nor our employees are currently a party to any collective bargaining agreement. We have not experienced any strikes or work stoppages, and believe that relations with employees are good.

Government Regulation

Virtually all aspects of the practice of medicine and the provision of healthcare services are regulated by federal or state statutes and regulations, by rules and regulations of state medical boards and state and local boards of health, and by codes established by various medical associations. Healthcare providers continue to come under increased scrutiny from regulators and third-party payers in the areas of quality of care, quality of data, billing compliance and patient privacy. Documentation requirements have increased, resulting in an increase in the need for dictation and transcription of medical encounters.

Healthcare policy is a matter of national importance that receives extensive media attention. Management cannot predict what federal or state legislation may be enacted in the future that will impact us. In general, we believe that increased federal, state and local government involvement or oversight of healthcare providers will necessitate improved record keeping.

HIPAA requires hospitals to maintain adequate security around and privacy of protected health information. The regulations governing the electronic exchange of information established a standard format for the most common healthcare transactions. The regulations also establish national privacy standards for the protection of individually identifiable health information. The regulations may restrict the manner in which certain information is transmitted and used. A substantial part of our activities involves the receipt or delivery of confidential health information concerning patients of customers in connection with the provision of transcription services to participants in the healthcare industry. We have made and will continue to make investments to support HIPAA-compliant systems and processes as a business associate of our customers, including such areas as (1) electronic transactions involving healthcare information, (2) privacy of individually identifiable health information, and (3) security of healthcare information and electronic signatures.

HITECH applies certain HIPAA provisions and non-compliance penalties directly to business associates, such as medical transcription companies, that provide services to entities covered under HIPAA. We believe that the requirements of HITECH will make it more difficult for smaller transcription companies to compete with us due to the increasing challenge of ensuring compliance with HITECH and HIPAA because we have greater resources and will be able to spread our costs of compliance over a larger number of customers. Our President and Chief Operating Officer is designated as our HIPAA Privacy Officer and our HIPAA Security Officer. We have implemented physical, technical, and administrative safeguards related to the access, use, and disclosure of individually identifiable health information to help ensure the privacy and security of this information as required by HIPAA and HITECH. We are in the process of evaluating our compliance with those additional provisions of the HIPAA Privacy and Security Standards made directly applicable to business associates by HITECH and are also in the process of amending our business associate agreements as necessary to be in compliance with HIPAA and HITECH. Furthermore, as required by HITECH and the breach notification interim final rule promulgated by the Department of Health and Human Services effective as of September 23, 2009, we intend to notify the appropriate covered entity client in the case of a breach of unsecured protected health information. Finally, because we anticipate additional guidance and clarification from the government regarding HIPAA, HITECH, and the breach notification interim final rule, we will continue to monitor these legal requirements and modify our compliance efforts as needed.

Available Information

We are subject to the informational requirements of the Exchange Act and are required to file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission, or the Commission. You may inspect and copy these reports and other information at the public reference facilities maintained by the Commission in Washington, D.C., 100 F Street N.E., Washington, D.C. 20549. Copies of such materials can be obtained from the Commission’s public reference section at prescribed rates. You may obtain information on the operation of the public reference rooms by calling the Commission at (800) SEC-0330. Additionally, the Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and various other information about us. Our common stock is listed and traded on the NASDAQ Global Select Market. You may inspect the information we file with the Commission at NASDAQ’s offices. For further information on obtaining copies of our public filings at the NASDAQ Global Select Market, you should call (212) 401-8700. Information about us is also available at our website at www.transcendservices.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report. We have included our website address as a factual reference and do not intend it as an active link to our website.

ITEM 1A.	RISK FACTORS

Our business, financial condition and operating results can be affected by a number of factors, including those listed below. The risks and uncertainties described below are not the only risks and uncertainties that we face. Additional risks and uncertainties not currently known to us also may impair our financial condition and business operations. If any of the following risks actually occur, our financial condition and results of operations would suffer. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in those forward-looking statements.

Risks Related to the Business

Our results of operations may fluctuate significantly from period to period, which may cause our stock price to decline.

Our results of operations have fluctuated in the past and will continue to fluctuate in the future. Given this fluctuation, we believe that quarter to quarter comparisons of results of operations are not necessarily an accurate indicator of future performance. As a result, results of operations may not meet the expectations of securities analysts or investors in the future. If this occurs, the price of our common stock would likely decline. Factors that contribute to fluctuations in our results of operations could include the following:

•	slowing sales to new and existing customers;

•	loss of customers;

•	volume, timing and fulfillment of customer contracts;

•	unanticipated expenses;

•	acquisitions of businesses, including transaction costs, which are expensed in the period incurred;

•	introduction of new products or services by us or our competitors;

•	seasonality in revenues;

•	downward pricing pressure in response to competition or market conditions;

•	impairment charges against goodwill and other intangible assets;

•	changes to estimated contingent consideration related to acquisitions;

•	write-offs of accounts receivable that are not collectible;

•	increased expenditures incurred pursuing acquisitions of businesses and new product or market opportunities;

•	general economic trends as they affect revenues;

•	higher than anticipated unit costs related to fixed unit price contracts with customers;

•	higher than anticipated costs related to regulatory compliance;

•	disruptions in, or increases in costs related to, the services provided by offshore partners; and

•	failure of the telecommunications and technology infrastructure and systems related to receiving, processing and distributing work.

Due to the foregoing factors, among others, our revenue and results of operations may differ from forecasts. Our expense levels are based in significant part on expectations of future revenue, and we may not be able to reduce expenses quickly to respond to a shortfall in projected revenue. Therefore, a failure to meet revenue expectations could have a material adverse effect on our results of operations, financial condition and cash flows.

We have grown, and may continue to grow, through acquisitions, which could dilute existing stockholders and could involve substantial integration risks.

As part of our business strategy, we have in the past acquired, and expect to continue to acquire, other businesses and technologies. We may issue equity securities for future acquisitions, which would dilute existing stockholders, perhaps significantly depending on the terms of the acquisition. We may also incur additional debt in connection with future acquisitions, which may place additional restrictions on the ability to operate the business. Furthermore, prior acquisitions required substantial integration and management efforts. Acquisitions involve a number of risks, including:

•	difficulty in integrating the operations and personnel of the acquired businesses, including different and complex accounting and financial reporting systems;

•	potential disruption of ongoing business and distraction of management;

•	potential difficulty in successfully implementing, upgrading and deploying in a timely and effective manner new operational information systems and upgrades of finance and accounting systems;

•	difficulty in incorporating acquired technology and rights into products and technology;

•	unanticipated expenses and delays in completing acquired development projects and technology integration;

•	management of geographically remote offices and operations;

•	impairment of relationships with partners and customers;

•	customers delaying purchases or seeking concessions pending resolution of integration between existing and newly acquired services or technology platforms;

•	entering markets or types of businesses in which management has limited experience; and

•	potential loss of customers or key employees of the acquired company.

As a result of these and other risks, we may not realize anticipated benefits from acquisitions. Any failure to achieve these benefits or failure to successfully integrate acquired businesses and technologies could materially and adversely affect our business and results of operations.

Our ability to sustain and grow profitable operations is dependent upon the ability to retain customers.

Over the past three years, we have maintained high customer retention levels. Customer retention is largely dependent on providing quality service at competitive prices. Customer retention may also be impacted by events outside of our control, such as changes in customer ownership, management, financial condition and competitors’ sales efforts. If we experience a lower than expected rate of customer retention, the resulting loss of business could adversely affect results of operations and financial condition.

Our business is dependent on continuing demand for medical transcription services.

There are alternatives to traditional medical transcription. Some EMR products contain “point-and-click” templates which attempt to reduce the need for transcription. These solutions are most frequently deployed in ambulatory settings (clinics and physician offices) as opposed to acute care settings (hospitals). Although the inherent complexity of documentation in the acute care setting would appear to mitigate the adoption of template-based solutions, there is no guarantee that in the future these products will not be widely adopted in the acute care environment. A second alternative to traditional transcription is to have physicians document patient encounters and procedures themselves by presenting them with a speech-recognized draft of their dictation and allowing them to self-edit their documents. This approach has been adopted with limited success in radiology departments. Radiologists do not see patients, work at a computer most of the day and have short, repetitive reports, making their work more conducive to self-editing. Nevertheless, we cannot assure you that in the future self-editing will not become feasible in the acute care setting outside of radiology departments. There also is a risk that we could lose some radiology revenue over time. If these transcription replacement technologies become feasible in the acute care setting and if we are unable to provide solutions based upon such technologies, the ability to sustain and grow profitable operations could be impaired.

We have a past history of operating losses and an investment in our common stock is speculative and involves a high degree of risk.

Although we reported annual net income beginning in 2006 and for the years ended December 31, 2007, 2008 and 2009, we have incurred operating losses in the past and had a retained deficit at December 31, 2009. There is no guarantee that we will continue to maintain profitability. If we are unable to maintain profitability, the market price for our common stock may decline, perhaps substantially. Accordingly, an investment in our common stock is speculative in nature and involves a high degree of risk.

We operate in an environment with competitive pricing pressure and can make no assurance that we will be able to compete successfully against current or future competitors on the basis of price.

Some competitors have lower cost structures than we do, particularly if they are small firms or operate primarily offshore. Other competitors may be willing to accept less profitable business in order to grow revenue. Competitors often offer lower prices than we do. We attempt to position ourselves in the industry as a high quality provider at a mid-level price point. Accordingly, we may lose business on the basis of price or be forced to lower prices to win new business. There can be no assurance that we will be able to compete effectively, if at all, against competitors on the basis of price. Competitive pricing pressure could result in loss of market share and lower margins.

Our ability to sustain and grow profitable operations is dependent upon the ability to sell transcription services to new customers.

The medical transcription market is highly competitive. If we are not able to sell services to new customers successfully, operations may not be profitable. Failure to grow revenue could adversely impact results of operations and financial condition.

Our ability to obtain funding to sustain and grow profitable operations is dependent upon our continuing ability to raise funds from the sale of our securities, to use our securities as consideration, and to obtain and maintain financing on reasonable terms and our compliance with applicable covenants.

To implement our business plan we will depend on cash that may be generated from the sale of our securities, from amounts available under our credit facility and from our operations. We also expect to use our securities as consideration in connection with future acquisitions. While we have an effective shelf registration statement covering certain of our securities that could be used for capital raising purposes, there is no guarantee that there will be a market for our securities at current market prices or at any price or that using our securities as consideration would be acceptable to a potential seller in an acquisition. Therefore there is no guarantee that we will be able to successfully raise additional capital or issue securities as consideration at all or on terms that are favorable or otherwise not dilutive to existing stockholders.

On August 31, 2009, we acquired MDSI. In connection with the acquisition, Transcend and MDSI entered into a credit facility with Regions Bank. Transcend and MDSI are both “borrowers” under the credit facility loan and security agreement. The credit facility requires that we abide by certain financial and other covenants. If we are unable to abide by the covenants, we may be in default under the credit facility, may not be able to make acquisitions that could be helpful to the business, and may not have enough resources to repay debt which could be incurred. As of December 31, 2009, we were in compliance with all covenants of the credit facility with the exception of a covenant related to the annual lease expense. While Regions Bank has issued a waiver of this covenant and we have amended our credit facility with Regions Bank to increase the maximum annual lease expense allowable, there is no guarantee that we will continue to be in compliance with the financial and other covenants under our credit facility with Regions Bank or that Regions Bank will issue a waiver with respect to any non-compliance.

In addition, the credit facility restricts the ability to complete large acquisitions without Regions Bank’s consent. We may not be able to obtain Regions Bank’s consent to a transaction in a timely manner, or at all, which could impede our ability to consummate an acquisition that our board of directors deems to be in our best interest. The term loan under the credit facility is due and payable on August 31, 2013, and the revolving loan, which provides for up to $5.0 million of loans to fund working capital, general corporate purposes and specified acquisitions, expires on August 31, 2010. Failure to secure acquisition financing would prevent us from executing our acquisition strategy and therefore limit our ability to grow.

A significant portion of our cash is held in accounts with balances that exceed the amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investors Protection Company (“SIPC”).

As a result of certain provisions in our credit facility and our receipt of the net proceeds of our public offering in December 2009, we currently maintain significant cash balances in deposit and investment accounts. At December 31, 2009, approximately $21.9 million of our cash balances exceeded the current FDIC or SIPC insurance limits. We are exposed to credit risk on our cash deposits in excess of such insurance limits.

Due to the critical nature of medical transcription to our customers’ operations, potential customers may be reluctant to outsource or change service providers as a result of the cost and potential for disruption in services, which may inhibit our ability to attract new customers.

The up-front costs involved in changing medical transcription service providers or converting from an in-house medical transcription department to an outsourced provider may be significant. Potential customers may prefer to remain with their current service provider or keep their medical transcription in-house rather than incur these costs or risk a disruption in services as a result of changing service providers. Also, as the maintenance of accurate medical records is a critical element of a healthcare provider’s ability to deliver quality care to its patients and to receive proper and timely reimbursement for the services it renders, potential customers may be reluctant to outsource such an important function.

Purchase accounting treatment of acquisitions or impairment of acquired intangible assets could decrease net income in the future, which could have a material and adverse effect on the market value of our common stock.

We account for acquisitions using the purchase method of accounting. Under purchase accounting, the market value of our common stock or other form of consideration issued in connection with the acquisition as the cost of acquiring the company or business is recorded. That cost then is allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets, such as acquired technology, acquired trade names and acquired customer relationships, based on their respective fair values. Beginning in 2008, we expensed and we intend in the future to expense direct transaction costs as incurred. Intangible assets generally will be amortized over a five to ten-year period, which might make future acquisitions dilutive to earnings. Changes in the estimated fair value of contingent consideration could have a material impact on results of operations in the period the change is recognized. Goodwill and certain intangible assets with indefinite lives are not subject to amortization but are subject to at least an annual impairment analysis, which may result in an impairment charge if the carrying value exceeds its implied fair value. Factors which could trigger an impairment of such assets include the following:

•	significant underperformance relative to historical or projected future results of operations;

•	significant changes in the manner of or use of the acquired assets or the strategy for the overall business;

•	significant negative industry or economic trends;

•	significant decline in our common stock price for a sustained period; and

•	a decline in our market capitalization below net book value.

Future adverse changes in these or other unforeseeable factors could result in an impairment charge that would impact the results of operations and financial position in the reporting period identified.

We may not be able to recruit and hire a sufficient number of new or replacement medical language specialists to sustain or grow the current level of revenue.

We cannot provide transcription services to customers within contracted delivery standards unless we have access to an adequate supply of qualified medical language specialists. Medical language specialists are in short supply. There can be no assurance that we will be able to hire and retain a sufficient number of medical language specialists to meet demand. Failure to do so could have a material adverse effect on the ability to undertake additional business or to complete projects in a timely manner, which could adversely affect results of operations and financial condition.

The inability to attract, hire or retain the necessary technical and managerial personnel could hinder our ability to maintain technology platforms and limit our ability to provide services to customers.

We are heavily dependent upon our ability to attract, retain and motivate skilled technical and managerial personnel, especially highly skilled technical, implementation and production management personnel who assist in the development, implementation and production management of the medical transcription services we provide. The market for such individuals is competitive. The medical transcription industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel. We cannot assure you that we will be able to retain current personnel, or will be able to attract, assimilate or retain other highly qualified technical and managerial personnel in the future. The inability to attract, hire or retain the necessary technical and managerial personnel could hinder our ability to maintain technology platforms and limit our ability to provide services to customers.

The loss of key personnel could affect business continuity and result in a loss of significant customer relationships and institutional knowledge.

Our success depends in part on the performance of executive officers and key employees. Executive officers do not have employment agreements, nor do we maintain key person life insurance on the lives of any executive officers or key employees. The loss of the services of any executive officer or other key employee could affect business continuity and result in a loss of significant customer relationships and institutional knowledge.

Failure to adapt to rapid technological changes could result in a loss of market share.

Our ability to remain competitive in the medical transcription industry is based on our ability to utilize technology in the services provided to customers. Accordingly, we have a substantial ongoing commitment to research and development. In this regard, we are currently investing in the integration of voice recognition and natural language processing technologies to yield faster turnaround times, better workflow management and increased productivity, all of which are essential to remain competitive. If we are unable to identify and implement technological changes in a timely and cost-effective manner, a portion of our market share could be lost, which would adversely affect results of operations. If we must write off the cost of research and development expenses, our operating results for the period could be adversely affected. Additionally, competitors may independently develop technologies that are substantially the same as, or superior to, ours and that do not infringe our rights. In these cases, we would be unable to prevent competitors from utilizing, selling or licensing these similar or superior technologies.

Our reliance on key third-party software could affect our ability to operate competitively.

We have invested heavily in fully integrating speech recognition technology into the BeyondTXT platform. We license the speech recognition engine, natural language processor and various editing tools from MultiModal Technologies, Inc., a leader in the industry, under a September 2006 agreement that renews annually at our sole option through September 2010, with the last such option period ending August 31, 2011, and thereafter if mutually agreed by both parties. The inability to maintain the relationship with Multimodal or find a suitable replacement for the technology at favorable prices or at all would adversely affect our ability to operate competitively and meet the workload demands of our customer base.

Our operations depend on access to reliable voice and data networks and dictation capture systems. Any failure of these networks or systems, even for a short time, could harm our business.

The majority of our customers depend on the availability of our BeyondTXT platform, data networks and dictation capture systems to process voice and data files 24 hours per day, seven days per week. If voice and data networks or dictation capture systems are unavailable, the ability to transcribe documents for customers is severely limited. We are heavily dependent on third parties such as telecommunications providers and dictation system vendors. Although there is redundancy across these providers and systems, any failure of these networks or systems, even for a short time, could delay our ability to provide transcription services to our customers. Because the timely delivery of transcription services is vital to customers, any such delay could harm our business.

Failure of our disaster recovery site could adversely affect our ability to provide continuing data processing services.

We expect to be able to use our disaster recovery site to rapidly transfer the processing of data from our main site to the disaster recovery site. We cannot assure you that the disaster recovery site will be effective in the event of a disaster. If our main computer center becomes unavailable and our disaster recovery site fails, we would be forced to either contract for the services of another network provider at costs significantly in excess of current expenses or reconstruct our data processing center, which could take a significant amount of time. The failure of our disaster recovery site could adversely affect our ability to provide continuing operations and meet contractual obligations.

We operate in a competitive market, and we cannot assure you that we will be able to compete successfully against current or future competitors.

The medical transcription services market is competitive and highly fragmented, with several thousand local, regional and national companies competing in the United States alone. In addition, the medical transcription industry in the United States faces competition from overseas competitors. While we attempt to compete on the basis of fast, predictable turnaround times and consistently high accuracy and document quality, we cannot assure you that we will be able to compete effectively, if at all, against competitors. These competitive forces could result in loss of market share, lower margins and increased technology investments.

The use of offshore medical dictation subcontracting firms exposes us to operational and financial risks not inherent in the United States.

In the fourth quarter of 2009, approximately 16% of our transcription volume was subcontracted to offshore providers in India. As we increase reliance on these Indian offshore providers, we become increasingly exposed to operational and financial risks not inherent in our United States operations. These risks include political, economic and social instability, unexpected changes in the regulatory environment, currency fluctuations (although our contracts are denominated in U.S. dollars) and the possibility that offshore providers will be acquired by a competitor and discontinue their relationship with us.

Our medical transcription services may be subject to legal claims for failure to comply with laws governing the confidentiality of medical records.

Healthcare professionals who use our medical transcription services deliver private health information, or PHI, about their patients including information that constitutes a record under applicable law that we may store. Numerous federal and state laws and regulations, the common law and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

•	state and federal privacy and confidentiality laws;

•	contracts with customers and partners;

•	state laws regulating healthcare professionals;

•	Medicare and Medicaid laws; and

•	HIPAA/HITECH.

HIPAA establishes elements including, but not limited to, federal privacy and security standards for the use and protection of PHI. We have partners and customers who are covered entities under HIPAA, and HIPAA requires us to use and disclose PHI in a manner consistent with our arrangements with them. Historically, only covered entities were directly subject to potential civil and criminal liability under the HIPAA Privacy and Security Standards. However, HITECH, which was enacted into law on February 17, 2009, enhances and strengthens the HIPAA Privacy and Security Standards and makes certain provisions applicable to “business associates” of covered entities. HIPAA provisions applicable to business associates now directly apply to us, and we will be directly subject to criminal and civil penalties. In addition, HITECH created security breach notification requirements. The direct applicability of the new HIPAA Privacy and Security provisions requires us to incur additional costs and may restrict our business operations. In addition, these provisions may engender additional regulations and guidance issued by the United States Department of Health and Human Services and will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers.

Although we have systems and policies in place for safeguarding PHI from unauthorized disclosure, these systems and policies may not preclude claims against us for alleged violations of applicable requirements. We cannot assure you that we will not be subject to liability claims. Any liability claims could have a material adverse effect on our business, results of operations and financial condition.

States and foreign jurisdictions in which we or our customers operate have adopted, or may adopt, privacy standards that are similar to or more stringent than the federal HIPAA Privacy and Security Standards. This may lead to different restrictions for handling PHI. As a result, our customers may demand, and we may be required to provide, services and information technology solutions that are adaptable to reflect different and changing regulatory requirements which could increase our labor and development costs. In the future, federal, state or foreign governmental or regulatory authorities or industry bodies may impose new data security standards or additional restrictions on the collection, use, transmission and other disclosures of health information. New regulatory requirements may require substantial operational and systems changes, employee education and resources, there is no guarantee that we will be able to implement these changes adequately or prior to their compliance date, and we cannot predict the potential impact that these future rules may have on our business. Furthermore, the demand for our services may decrease significantly if we are not able to develop and offer services and technology that can address the regulatory challenges and compliance obligations facing us and our customers.

Proposed legislation and possible negative publicity may impede our ability to utilize offshore service capabilities.

Certain state laws that have recently been enacted and bills introduced in recent sessions of the U.S. Congress have sought to restrict the transmission of personally identifiable information regarding a U.S. resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice of the transmission and an opportunity to opt out. Some of the proposals would require patient consent. If enacted, these proposed laws would impose liability on healthcare businesses arising from the improper sharing or other misuse of personally identifiable information. Some proposals would create a private civil cause of action that would allow an injured party to recover damages sustained as a result of a violation of the new law. A number of states have also considered, or are in the process of considering, prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States. Any such restrictions could have a material adverse effect on our ability to provide offshore transcription services.

If we fail to maintain adequate internal controls over financial reporting, current stockholders and potential investors could lose confidence in our financial reporting, which would harm our business prospects and the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to evaluate the effectiveness of internal controls over financial reporting as of each year-end. Management has concluded that as of December 31, 2009 and 2008, internal controls over financial reporting were effective. As of December 31, 2007, however, management concluded that, as a result of a material weakness related to accounting for income taxes, we did not maintain effective internal controls over financial reporting and did not provide reasonable assurance regarding the reliability of financial reporting or the preparation of financial statements in accordance with GAAP. Management may identify control deficiencies in the future that, individually or in the aggregate, could constitute one or more additional material weaknesses. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, stockholder and investor confidence in our business and results of operations could be negatively impacted, which could have a negative impact on the trading prices of our common stock and could lead to litigation claims and regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceedings, even if resolved in our favor, could result in significant legal and other expenses. Such events could harm the business, negatively affect our ability to raise capital and adversely affect the trading price of our common stock.

Unauthorized use of our proprietary technology and intellectual property could adversely affect our business and results of operations.

Our success and competitive position depend in large part on our ability to obtain and maintain intellectual property rights protecting our services. We rely on a combination of copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. Unauthorized parties may attempt to copy aspects of our BeyondTXT platform or to obtain, license, sell or otherwise use information that management regards as proprietary. Policing unauthorized use of our intellectual property is difficult, and we may not be able to protect technology from unauthorized use. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Although the source code for our proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management efforts, which could adversely affect our business and results of operations.

Third parties may claim that we are infringing on their intellectual property, and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products and services if such claims are successful.

We may be subject to claims of infringement or contributing to the infringement of the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies. If it appears necessary or desirable, we may seek licenses for these intellectual property rights.

However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of management and key personnel from business operations. In the event of a claim of intellectual property infringement, we may be required to enter into costly royalty or license agreements. Third parties claiming intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block the ability to develop technologies and sell services. If we do not prevail in any such disputes, we may be unable to use certain technologies considered to be proprietary, and results of operations, financial position and cash flows could be adversely impacted.

Our technology may have defects, which could result in delayed or lost revenue, expensive correction, liability to customers and claims against us.

Complex software products such as those used by us may contain errors or defects. Defects in the solutions that are developed for our use could require expensive corrections and result in delayed or lost revenue, adverse customer reaction and negative publicity about our services. Customers who are not satisfied with our transcription services due to technological errors or defects may also bring claims against us for damages, which, even if unsuccessful, would likely be time-consuming to defend, and could result in costly litigation and payment of damages. Such claims could harm our reputation, business, financial results and competitive position.

Changes to the overall economic environment could negatively impact results of operations or access to capital.

Although healthcare generally is considered to be a recession-resistant industry, negative changes to the overall economic environment can impact us in a number of ways, including the following:

•	reduced demand for healthcare services could result in reduced demand for transcription services;

•	deterioration in the financial condition of customers could result in our having greater write-offs and reduced future revenue;

•	reduced access to capital or deterioration in available terms could result in a decreased ability to fund our growth through acquisitions or increased costs related to funding such growth;

•	deterioration in the financial condition of our partners could result in service or product interruptions which could negatively impact our business; and

•	changes in tax regulations could negatively affect our results of operations.

Risks Related to Our Corporate Structure, Organization and Common Stock

Our directors and executive officers beneficially own a significant amount of our common stock and will be able to exercise significant influence on matters requiring stockholder approval.

Our directors and executive officers beneficially own approximately 17% of our common stock as of February 28, 2010. Consequently, directors and executive officers as a group will continue to be able to exert significant influence over the election of directors, the outcome of most corporate actions requiring stockholder approval and our business, which may have the effect of delaying or precluding a third party from acquiring control of us.

The market price for our common stock is extremely volatile which could cause a loss of a significant portion of investment.

The market price of our common stock could be subject to significant fluctuations in response to certain factors, such as variations in anticipated or actual results of operations, the operating results of other companies in the medical transcription industry, changes in conditions affecting the economy generally, general trends in the healthcare industry, sales of common stock by insiders, as well as other factors unrelated to operating results. Volatility in the market price of our common stock may prevent one from being able to sell shares at or above the price paid for shares. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management’s attention and resources.

We have implemented anti-takeover provisions, which could discourage or prevent a takeover, even if an acquisition would be beneficial to stockholders.

Provisions of our certificate of incorporation, bylaws and Delaware law, as well as other organizational documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to stockholders. These provisions include:

•	authorized “blank check” preferred stock;

•	limiting the ability of stockholders to call special meetings of stockholders; and

•	establishing advance notice requirements for nominations of directors and for stockholder proposals.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We lease 12,441 square feet of space for our principal office in Atlanta, Georgia under a lease that expires January 31, 2015. We also lease space for a regional office in Brooksville, Florida under a lease that was recently renewed through the end of 2010. As a result of our 2009 acquisitions we assumed leases for three additional regional offices for a total of approximately 4,000 square feet, located in Berkley, California, Stamford, Connecticut and Gaithersburg, Maryland. See Note 9 to the Consolidated Financial Statements for a summary of lease commitments.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time in the normal course of business, we are involved in legal proceedings. We evaluate the need for loss accruals under the requirements of ASC 450 Contingencies. We record an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then we record the minimum amount in the range as our loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

On June 10, 2005, Transcend entered into a master equipment lease agreement with Farnam Street Financial, Inc. (“Farnam Street”). On April 22, 2009, Transcend filed a complaint against Farnam Street, alleging breach of contract, fraud and violation of the Deceptive Trade Practices Act, among other things. On September 28, 2009, Farnam Street filed a claim against Transcend, alleging breach of contract, among other things. On February 8, 2010, Transcend and Farnam Street agreed to dismiss Farnam Street’s claim, with the expectation that Farnam Street will counter-claim under Transcend’s original complaint. The dispute centers around lease renewal, lease termination and lease buy-out provisions. The lawsuit is in the early procedural stages. We have determined that the probability of a gain is remote, the probability of a loss is reasonably possible but not probable and that the amount of loss cannot be reasonably estimated at this time.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the NASDAQ Global Select Market under the symbol “TRCR”. As of February 28, 2010, there were approximately 229 holders of record of our common stock. The table below sets forth, for the periods indicated, the high and low bid prices per share of our common stock as reported on the NASDAQ Global Select Market for the periods indicated. These quotations also reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Price Per Share of Common Stock
	High	Low
Year Ended December 31, 2009
Fourth Quarter Ended December 31, 2009	$21.82	$15.87
Third Quarter Ended September 30, 2009	$18.53	$13.45
Second Quarter Ended June 30, 2009	$15.98	$9.75
First Quarter Ended March 31, 2009	$10.84	$9.05

Year Ended December 31, 2008
Fourth Quarter Ended December 31, 2008	$11.66	$8.16
Third Quarter Ended September 30, 2008	$14.25	$8.35
Second Quarter Ended June 30, 2008	$14.17	$8.73
First Quarter Ended March 31, 2008	$16.54	$8.14

On December 30, 2005, we entered into a four-year, $5.6 million credit facility with Healthcare Finance Group, or HFG. As a part of the agreement with HFG, we issued a warrant to HFG granting HFG the right to purchase 100,000 unregistered shares of Transcend common stock at an exercise price of $2.25 per share. The value of the warrant was amortized into interest expense over the life of the credit facility. On June 20, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock.

On January 16, 2007, we acquired certain assets of OTP Technologies, Inc. (“OTP”) for a purchase price of $1,110,000. A portion of the purchase price was funded by issuing 60,274 unregistered shares of Transcend common stock at $3.65 per share, or $220,000.

In October 2004, we issued a warrant to a strategic business partner, who is an unrelated third party, to purchase 100,000 unregistered shares of Transcend common stock at a price of $2.55 per share. On January 29, 2007, the third party exercised its warrant to purchase 75,000 of the 100,000 unregistered shares of common stock. On October 25, 2007, the third party exercised its warrant to purchase the remaining 25,000 unregistered shares of common stock.

On August 31, 2009, we issued 119,940 unregistered shares of our common stock, $0.05 par value, to Dorothy K. Fitzgerald as a portion of the purchase price paid to her for MDSI. On that date the shares had a market value of $1,907,046 based on a closing price of $15.90.

The issuances of the unregistered securities mentioned above were made pursuant to a claim of exemption from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D. The recipients acquired the securities for investment purposes only and not with a view to distribution thereof, and received or had access to adequate information about the Company.

We did not repurchase any of our outstanding equity securities during the fourth quarter of 2009.

Our policy is to retain earnings for the expansion and development of our business. We currently have a retained deficit and do not anticipate paying cash dividends on our common stock in the foreseeable future.

See Note 13 of Notes to Consolidated Financial Statements for information with respect to our stock-based compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial data for the periods indicated, derived from our consolidated financial statements. This selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included and incorporated by reference in this Form 10-K.

Selected Financial Data

(in thousands, except per share data)

	2009	2008	2007(1)	2006	2005
Results of Operations:
Revenue	$71,764	$48,696	$42,454	$32,912	$25,817
Operating income (loss)	$11,083	$8,947	$6,487	$2,047	$(817)
Net income (loss)	$6,759	$5,768	$9,660	$1,457	$(1,192)
Basic earnings (loss) per share	$0.78	$0.68	$1.17	$0.19	$(0.16)
Weighted average shares outstanding	8,613	8,448	8,262	7,874	7,592
Diluted earnings (loss) per share	$0.76	$0.65	$1.10	$0.18	$(0.16)
Diluted weighted average shares outstanding	8,921	8,814	8,752	7,940	7,592

Financial Position at Year End:
Total assets	$69,388	$26,095	$20,749	$10,620	$10,260
Total long term debt	$—	$238	$843	$3,081	$5,062
Total stockholders’ equity	$59,357	$21,850	$15,634	$4,307	$2,616

(1)	As restated—see Note 17 “Restatement” of the Notes to Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included herein and/or incorporated by reference into this Annual Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Annual Report or in documents incorporated by reference into this Annual Report.

Overview

We are the third largest medical transcription company in the United States based on revenue. We serve approximately 250 customers nationwide. We estimate that our primary target market is approximately $2.5 billion, comprised primarily of 5,000 community-based hospitals (hospitals accessible by the general public) in the United States. Our mission is to provide accurate and timely documentation of the patient/medical provider encounter at a competitive price. Customer service is crucial to our success, and we have consistently ranked among the top medical transcription service organizations in the industry. Our approximately 1,900 home-based domestic medical language specialists (transcriptionists), supplemented by our offshore partners, provide high quality medical documents and fast turnaround times, which also result in high customer retention rates, which have averaged more than 94% (measured by revenues) over the last three years. We develop and utilize an array of technology to support the transcription process, including robust voice capture systems, state-of-the-art speech recognition technology, our proprietary Internet-based BeyondTXT transcription workflow platform and various customer systems. We believe we are well-positioned to benefit from the increasing adoption and use of EMRs because the data and narrative content we create comprise key portions of EMRs.

Outlook

The U.S. economy has deteriorated significantly since the fall of 2008, stemming primarily from disruption in the global credit markets. If the economy were to further deteriorate, we could see deterioration in the financial condition of our customers and collection of our accounts receivable. The decrease in availability of consumer credit resulting from the financial crisis, as well as general unfavorable economic conditions, could cause consumers to reduce their discretionary spending, including spending for medical care. Job losses and the resulting losses of healthcare benefits could further reduce demand for healthcare services. We have not experienced any noticeable deterioration in accounts receivable or transcription volume to date. It is also uncertain what effect the credit crisis may have on the security of the U.S. banking system, and specifically the bank where our cash and cash equivalents are deposited. This could impact our access to and cost of capital. In addition, FDIC insurance does not fully insure deposits, and it is estimated that $21.9 million of our cash and cash equivalents were not insured at December 31, 2009. In addition to the impact of the overall economic environment, the following trends and uncertainties could have a material future impact on our financial results:

•

The aging of the “baby boomers” will create increased demand for healthcare services, which should in turn create increased demand for medical transcription services. Over the next 20 years, the U.S. population over the age of 65 is expected to increase from roughly 40 million to 70 million, according to the U.S. Census Bureau.

•

Increased adoption of EMR solutions could result in greater demand for electronic documentation, including transcription of reports that are currently hand-written. Alternatively, EMR solutions could reduce the demand for traditional transcription since physicians could be required to “point and click” to complete a template rather than dictate to document portions of their patient encounters. Management believes that dictation is more efficient and produces a more robust record than using only templates, and we anticipate that in the future, hybrid solutions will become more common. We believe that the pace of change in the healthcare industry has increased, particularly as it relates to adoption of the EMR, and we expect this trend to continue. We are addressing this opportunity and risk by exploring opportunities to make the data in our reports more useful to hospitals and by exploring the opportunity to partner with firms to more deeply integrate our service offering into total documentation solutions for hospitals.

•

Increased use of speech recognition technology and offshore resources in the future could result in higher profitability for us. At the same time, competition within the medical transcription industry, combined with use of offshore resources and speech recognition technology by our competitors, could create downward pricing pressure in the industry. The potential net impact of these two trends is difficult to predict with certainty.

•

Historically, our new customer sales have predominantly come from replacing incumbent medical transcription firms. A significant portion, perhaps the majority, of medical transcription work in hospitals is still performed by hospital employees. Management sees a trend toward outsourcing medical transcription services that could have a positive impact on our financial results if the trend accelerates and we are able to successfully compete for the business.

•

We have not historically had difficulty in staffing to meet demand as we have grown. However, looking at the industry as a whole, we do not expect the domestic labor market for medical transcriptionists to grow fast enough to meet increased demand. We are addressing this challenge by increasing employee productivity through the use of speech recognition technology, utilizing offshore resources and by attempting to develop a reputation as one of the best places to work in the industry. It is possible that in the future a tightening labor market could result in upward pressure on wages, but to date we have not seen evidence of this and we do not anticipate this occurring in the short-term.

•

We have completed three acquisitions in 2009, which have had a material impact on our financial statements. Acquisitions involve significant risk, including integration risk, and it is possible that we will not realize the anticipated benefits of the acquisitions we have made.

•

We have experienced annual operating losses in prior years, the most recent occurring in 2005. While we have increased our level of net income in recent years, there can be no assurance that operating losses will not occur in the future. Over the short term, excluding the impact of acquisitions, the variability in our earnings and cash flow is mitigated by the fact that our revenue is recurring in nature and our largest expense, the cost of the transcriptionists, is variable in relation to revenue.

Critical Accounting Estimates that are Material to Registrant

A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters; and (2) there would be a material effect on the financial statements from either using a different, also reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate. The preparation of consolidated financial statements requires that management make estimates and assumptions based on knowledge of current events and actions; however, actual results may ultimately differ from estimates and assumptions. For a discussion of our significant accounting policies, refer to Note 1 of Notes to Consolidated Financial Statements. Our critical accounting estimates are as follows:

Goodwill and Intangible Assets. As of December 31, 2009, we had goodwill and net intangible assets at carrying amounts of $23,650,000 and $5,685,000, respectively. The total of $29,335,000 represents 42.3% of total assets as of December 31, 2009. Management reviews goodwill and intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting units to which the goodwill and intangibles relate based on market capitalization of the company as a whole. We have concluded that we operate in one reporting unit—medical transcription services—since all of our revenue is derived from medical transcription services and since we have one organization dedicated to the provision of our service. The fair value of our single reporting unit is substantially in excess of its carrying value as of December 31, 2009.

Intangible assets are amortized over their estimated useful lives. Impairment of intangible assets is evaluated in accordance with The Impairment or Disposal of Long–Lived Assets Subsections of Topic 360—Property, Plant and Equipment, which states that a long-lived asset or asset group shall be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Based on an evaluation as of December 31, 2009, none of our Intangible Assets require testing for recoverability or impairment.

Contingent Consideration Payable. Contingent consideration payments were part of the agreements in connection with the acquisitions of TRS and MDSI. We estimated the fair value of these payables as of the purchase dates of each acquisition. The Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, or ASC, Topic 805—Business Combinations requires that these estimates are re-measured to fair value at each reporting date until the contingency is resolved. These interim changes in estimated fair value, along with any differences in the final settlement, are recognized in current operating expense. The purchase date fair value of the TRS contingent consideration was $353,000. As of December 31, 2009, the fair value of the TRS contingent consideration was calculated at $1,123,000. The $770,000 difference was recognized as operating expense in the fourth quarter of 2009 and the total amount of $1,123,000 was paid in February, 2010. Under the terms of the TRS asset purchase agreement, the seller had until February 28, 2010 to accept or dispute our calculation of the contingent consideration payment. On February 26, 2010, we received notice that the seller disputed our calculation and claimed an additional payment of $1.9 million. We have evaluated this claim and believe that no additional payments are due under the calculations outlined in the asset purchase agreement. The purchase date fair value of the MDSI contingent consideration was $270,000 in the third quarter of 2009. The total contingent consideration in the amount of $235,000 was paid in the fourth quarter of 2009 resulting in a $35,000 reduction to operating expense.

Deferred Tax Assets and Liabilities. As of December 31, 2009, we had net current deferred tax assets of $317,000, of which $290,000 relates to MDSI, and net non-current deferred tax liabilities of $1,083,000, of which $1,296,000 relates to MDSI. Deferred tax assets represent future tax benefits we expect to realize. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. FASB ASC Topic 740—Income Taxes, requires us to record a valuation allowance against any deferred income tax benefits that we believe may not be realized. We estimate future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. We have valuation allowances against net operating loss carryforwards in certain states in which future taxable income in those states may not be sufficient to utilize the net operating loss carryforwards in those states prior to their expiration.

Stock-Based Compensation. Our stock-based awards are accounted for under the provisions of FASB ASC Topic 718—Stock Compensation. We measure and recognize stock-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors, including stock options and restricted stock awards over the service period for which the awards are expected to vest. We calculated the fair value of each restricted stock award based on our stock price on the date of grant. We calculated the fair value of each stock option award on the date of grant using the Black-Scholes-Merten option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as a number of complex assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from our historical amounts.

Legal Proceedings. From time to time in the normal course of business, we are involved in legal proceedings. We evaluate the need for loss accruals under the requirements of ASC 450 Contingencies. We record an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then we record the minimum amount in the range as our loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

On January 16, 2008, we reached a mediated settlement with Our Lady of the Lakes Hospital, Inc. (“OLOL”) which was finalized on February 21, 2008. Under the settlement, OLOL released all claims, in contract and in tort, which were asserted or could have been asserted in the litigation against Transcend. In return, we agreed to pay $130,000, which was accrued at December 31, 2007 and paid in 2008, to OLOL and released all claims under our counterclaim against OLOL.

On June 10, 2005, Transcend entered into a master equipment lease agreement with Farnam Street Financial, Inc. (“Farnam Street”). On April 22, 2009, Transcend filed a complaint against Farnam Street, alleging breach of contract, fraud and violation of the Deceptive Trade Practices Act, among other things. On September 28, 2009, Farnam Street filed a claim against Transcend, alleging breach of contract, among other things. On February 8, 2010, Transcend and Farnam Street agreed to dismiss Farnam Street’s claim, with the expectation that Farnam Street will counter-claim under our original complaint. The dispute centers around lease renewal, lease termination and lease buy-out provisions. The lawsuit is in the early procedural stages. We have determined that the probability of a gain is remote, the probability of a loss is reasonably possible but not probable and that the amount of loss cannot be reasonably estimated at this time.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue increased $23.1 million, or 47%, to $71.8 million in 2009, compared to revenue of $48.7 million in 2008. The $23.1 million increase in revenue is attributable to revenue contributed by the acquisitions of $15.4 million (DeVenture $5.4 million, TRS $5.0 million and MDSI $5.0 million), increased revenue from existing customers of $6.2 million and revenue from new customers of $4.0 million, offset by a decrease in revenue of $2.5 million from customers who terminated their contracts in 2009.

Direct costs increased $15.6 million, or 51%, to $46.4 million in 2009, compared to $30.9 million in 2008. Direct costs include costs attributable to compensation for transcriptionists, fees paid for speech recognition processing, telephone expenses, recruiting, management, customer service, technical support for operations, and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable operations infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs increased to 65% in 2009 from 63% in 2008. The increase in costs as a percentage of revenue was due primarily to a decrease in the percentage of work processed on the Company’s BeyondTXT transcription platform versus other platforms from 66% in 2008 to 53% in 2009. Work processed on BeyondTXT has lower costs due to the use of speech recognition technology to produce drafts of reports which are then edited by our medical language specialists. The decrease in the percentage of BeyondTXT work is due to the impact of additional non-BeyondTXT work processed for customers from the three acquisitions completed in 2009. Direct costs as a percentage of revenue were also higher for the acquired businesses. In addition, implementation and support costs have grown in order to manage conversion of some acquired customers onto BeyondTXT and to support the larger customer base. With all other factors remaining stable, we believe that direct costs as a percent of revenue should decrease in 2010 as customers from acquisitions are migrated to our BeyondTXT platform.

Approximately 18% of our transcription work was performed offshore during 2009, compared to 19% during 2008. During 2009, approximately 31% of our volume was edited using speech recognition technology on the BeyondTXT platform, compared to 30% during 2008. Gross profit increased $7.5 million, or 42%, to $25.3 million in 2009 compared to $17.8 million in 2008. Gross profit as a percentage of revenue decreased to 35% in 2009 compared to 37% in 2008 (see direct costs discussion).

Sales and marketing expenses increased $521,000, or 46%, to $1,651,000 in 2009, compared to $1,130,000 in 2008. Sales and marketing expenses as a percentage of revenue were 2% in 2009 and 2008. The increase in sales and marketing expense was primarily due to an increase in compensation from the additions to the sales team, increases in commissions on 2009 sales, an increased focus on advertising and marketing and increased fees paid to group purchasing organizations.

Research and development expenses increased $442,000, or 42%, to $1,507,000 in 2009, compared to $1,065,000 in 2008. Research and development expenses as a percentage of revenue were 2% in 2009 and 2008. The increase was primarily due to an increase in compensation-related expenses and increases in hardware and software maintenance costs related to information technology initiatives.

General and administrative expenses increased $3,833,000, or 65%, to $9,713,000 in 2009, compared to $5,880,000 in 2008. General and administrative expenses as a percentage of revenue were 14% in 2009 and 12% in 2008. General and administrative expenses for DeVenture, TRS and MDSI collectively contributed $1,408,000 of the increase. We incurred $268,000 of transaction costs related to acquisitions in 2009. We also recognized a net expense of $735,000 due to changes in the fair value of contingent consideration related to acquisitions. The balance of $1,422,000 of the increase was due primarily to increased compensation, contract services and professional fees, employee benefits costs, and stock-based compensation expense.

Depreciation and amortization expenses increased $545,000, or 66%, to $1,367,000 in 2009, compared to $822,000 in 2008. Depreciation and amortization expenses as a percentage of revenue were 2% in 2009 and 2008. Amortization of intangible assets resulting from the acquisitions of DeVenture, TRS and MDSI contributed $325,000 of the increase. The remaining $220,000 was due to growth in depreciable assets.

Interest and other expense increased $284,000, to $287,000 in 2009, compared to $3,000 in 2008. The increase is due primarily to increases in amortization of prepaid costs related to the credit facility that we entered into with Regions Bank in 2009 and the write-off of $60,000 of prepaid costs related to the early termination of our facility with Healthcare Finance Group, or HFG, and the promissory note payable to Development Corporation of Abilene, Inc., or DCOA, an increase in interest expense and lower interest income on cash due to lower interest rates and cash balances for most of the year.

We reported income tax expense of $4,037,000 in 2009 compared to $3,176,000 in 2008. The provision increased primarily due to higher pre-tax income and a slightly higher effective tax rate of 37% for 2009 compared to 36% for 2008.

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

As a percentage of revenue, direct costs decreased to 63% in 2008 from 68% in 2007. The decrease in costs as a percentage of revenue is due primarily to cost savings that resulted from an increase in the use of our speech recognition-enabled BeyondTXT platform, growth of semi-variable direct costs of operations at a slower rate than the rate of revenue growth and the use of increased offshore transcription resources. Approximately 19% of our transcription work was performed offshore during 2008, compared to 14% during 2007. During 2008, approximately 30% of our volume was edited using speech recognition technology on the BeyondTXT platform, compared to 24% during 2007. Gross profit increased $4.1 million, or 31%, to $17.8 million in 2008, compared to $13.7 million in 2007. Gross profit as a percentage of revenue increased to 37% in 2008 compared to 32% in 2007 (see direct costs discussion).

Sales and marketing expenses increased $681,000, or 152%, to $1,130,000 in 2008, compared to $449,000 in 2007. Sales and marketing expenses as a percentage of revenue were 2% and 1% in 2008 and 2007, respectively. The increase is due primarily to the addition of an Executive Vice President of Sales and Marketing and three Regional Sales Directors during 2008.

Research and development expenses increased $406,000, or 62%, to $1,065,000 in 2008, compared to $659,000 in 2007. Research and development expenses as a percentage of revenue were 2% in 2008 and 2007. The increase is primarily due to increased data infrastructure expense and third-party software license expense.

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

We reported income tax expense of $3.2 million in 2008 compared to an income tax benefit of $3.4 million in 2007. During the fourth quarter of 2007, we performed a detailed review of its income tax position, specifically the valuation allowance that had been established against deferred tax assets. As a result of the review, management determined that it is more likely than not that we will be able to utilize all of its net operating loss carryforwards and that a valuation allowance was no longer necessary, except for a $219,000 valuation allowance as of December 31, 2007 against the deferred tax asset related to certain state net operating loss carryforwards which will more likely than not expire before being utilized. The reduction in the valuation allowance over the course of 2007 resulted in an income tax benefit of $6.5 million in 2007, offset by current and deferred tax expense of $3.1 million. During 2008, we recorded income tax expense at an effective rate of 36% based on a detailed review of our tax provision and further reductions in the valuation allowance related to state net operating loss carryforwards.

OFF-BALANCE SHEET ARRANGEMENTS

Other than operating lease obligations discussed below, we do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company has the following contractual obligations as of December 31, 2009:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short-term debt obligations (1)	$3,015,000	$3,015,000	$—	$—	$—
Capital lease obligations	16,000	7,000	9,000	—	—
Operating lease obligations	1,982,000	757,000	648,000	553,000	24,000
Purchase obligations	—	—	—	—	—
Other long term liabilities	—	—	—	—	—

Total	$5,013,000	$3,779,000	$657,000	$553,000	$24,000

(1)	Includes projected interest payments.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had cash and cash equivalents of $25,732,000, working capital of $29,076,000, and availability of approximately $5.0 million on our line of credit based on eligible accounts receivable (see Note 6). We had $2,899,000 of debt outstanding as of December 31, 2009 and did not utilize our available line of credit in 2009.

Cash provided by operating activities was $8,088,000 for the year ended December 31, 2009 compared to $9,540,000 for the year ended December 31, 2008. The decrease was due primarily to use of available net operating loss carryforwards in 2008 that were fully utilized in 2009 and changes in working capital, partially offset by improved profitability before income taxes.

Cash used in investing activities was $23,055,000 for the year ended December 31, 2009, compared to $989,000 for the year ended December 31, 2008. The outflow in 2009 was due to the acquisitions of DeVenture for $4,375,000, TRS for $4,511,000 and MDSI for $11,051,000, $1,118,000 in capital expenditures and $2,000,000 for the purchase of short-term investments.

Cash provided by financing activities was $28,417,000 for the year ended December 31, 2009 compared to cash used in financing activities of $1,265,000 in the same period in 2008. The cash provided during 2009 was mainly due to net proceeds of $26,507,000 from our follow-on offering that closed in December, 2009. In addition, cash was provided from the tax benefit for share-based payments of $1,447,000, the proceeds on the exercise of stock options of $283,000, and the proceeds of borrowing of $844,000, offset by note repayments of $664,000. In 2008, the outflow consisted of note repayments of $1,332,000, offset by proceeds of $67,000 from the exercise of stock options.

We maintained a four year credit facility with Healthcare Finance Group, or HFG, that was due to mature on December 31, 2009 and was initially comprised of up to $3.6 million on an accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. The term loan portion expired on December 31, 2007. On August 31, 2009, we terminated our credit facility with HFG in order to secure new financing from Regions Bank.

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both "borrowers" under the loan and security agreement, which replaced our credit facility with HFG. The agreement with Regions Bank includes a one-time term loan of $7.0 million for the costs and expenses of, and to the extent necessary a portion of the purchase price for, the purchase of MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. We may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. The maximum amount of the revolving loan may be increased at the discretion of Regions Bank to $8.0 million. The term loan is payable in monthly installments of $155,556 beginning December 1, 2009 and ending August 1, 2013. The revolving loan commitment expires in August, 2010. Borrowings bear interest at a rate based on the current LIBOR, and are secured by substantially all of the borrowers' assets. The outstanding balance on the term loan was $844,000 as of December 31, 2009.

The loan and security agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the loan and security agreement restricts the borrowers from incurring certain additional debt, prohibits the borrowers from creating, permitting or allowing certain liens on their property, restricts the payment of dividends, distributions and other specified equity related transactions by us, and prohibits certain borrowings and specified transactions with affiliates. The loan and security agreement also requires the maintenance of a specified minimum fixed charge coverage ratio, tangible net worth, and cash flow leverage, as defined in the agreement. As of December 31, 2009, we were in compliance with all covenants of the agreement except the covenant related to annual lease expense. Regions Bank issued a waiver of this covenant as of December 31, 2009 and the agreement was amended in February 2010 to increase the maximum annual lease expense allowable.

We anticipate that cash on hand, together with cash flow from operations should be sufficient for the next twelve months to finance operations, make capital investments in the ordinary course of business, pay contingent amounts related to previous acquisitions, and pay indebtedness when due.

Part of our growth strategy is the completion of acquisitions. Management believes that available cash and our credit facility together with other acquisition options, such as seller financing, are only sufficient to complete small to medium-sized acquisitions. Additional financing will be required for larger acquisitions.

IMPACT OF INFLATION

Inflation has not had a material effect on our operations to date. However, the effects of inflation on future operating results will depend in part on our ability to increase prices or lower expenses, or both, in amounts that offset inflationary cost increases. Contract prices are generally fixed for the duration of the contractual period and typically do not provide for price increases over the term of the contract, which usually extends from one to three years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We had no material exposure to market risk from derivatives or other financial instruments as of December 31, 2009. We do have a floating rate of interest on our credit facility. As of December 31, 2009, the current balance of the term loan under our credit facility was $844,000 and the current rate was 3.75%. On the current payment plan, this debt will be paid off by mid-2010 and a 1% increase in the interest rate would not significantly increase interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements are filed with this report:

Management’s Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firms

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance that a misstatement of the Company’s financial statements would be prevented or detected. Further, because of changing conditions, effectiveness of internal control over financial reporting may vary over time.

Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria established in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

On August 31, 2009, the Company acquired Medical Dictation Services, Inc. Refer to Note 2 of Notes to the Consolidated Financial Statements for additional information regarding this acquisition. However, due to the limited time between the consummation of the acquisition and management’s assessment and as permitted by related SEC Staff interpretive guidance for newly acquired businesses, the Company excluded Medical Dictation Services, Inc. from management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This acquisition constituted 28% of total assets as of December 31, 2009 and 7% of revenues for the year then ended. This subsidiary will be included in future evaluations of the effectiveness of the Company’s disclosure controls and procedures.

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

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Board of Directors and Stockholders

Transcend Services, Inc.

We have audited the accompanying consolidated balance sheets of Transcend Services, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2010 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP

Atlanta, Georgia

March 3, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Transcend Services, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of Transcend Services, Inc. and subsidiary as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited financial statement Schedule II—Valuation and Qualifying Accounts. Transcend Services, Inc.’s management is responsible for these financial statements and financial statement schedule. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

As discussed in Note 17 to the consolidated financial statements, the consolidated financial statements referred to above have been restated.

/s/ Habif, Arogeti & Wynne, LLP

Atlanta, Georgia

May 19, 2008

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Transcend Services, Inc.

We have audited Transcend Services, Inc.’s (a Delaware Corporation) (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of Medical Dictation Services, Inc., a wholly owned subsidiary, whose financial statements reflect total assets and revenues constituting of 28 and 7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009. As indicated in Management’s Report, Medical Dictation Services, Inc. was acquired during 2009 and therefore, management’s assertion on the effectiveness of Company’s internal control over financial reporting excluded internal control over financial reporting of Medical Dictation Services, Inc.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008, and our report dated March 3, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP

Atlanta, Georgia

March 3, 2010

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Rounded to the nearest thousand)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$25,732,000	$12,282,000
Short term investments	2,000,000	—
Accounts receivable, net of allowance for doubtful accounts of $96,000 and $99,000 at December 31, 2009 and December 31, 2008, respectively	9,500,000	5,929,000
Deferred income tax, net	317,000	288,000
Prepaid income tax	64,000	—
Prepaid expenses and other current assets	252,000	332,000

Total current assets	37,865,000	18,831,000
Property and equipment:
Computer equipment	3,095,000	2,376,000
Software	3,166,000	2,794,000
Furniture and fixtures	611,000	487,000

Total property and equipment	6,872,000	5,657,000
Accumulated depreciation and amortization	(4,857,000)	(3,973,000)

Property and equipment, net	2,015,000	1,684,000
Intangible assets:
Goodwill	23,650,000	4,717,000
Other intangible assets	6,699,000	795,000

Total intangible assets	30,349,000	5,512,000
Accumulated amortization	(1,014,000)	(530,000)

Intangible assets, net	29,335,000	4,982,000
Deferred income tax, net	—	519,000
Other assets	173,000	79,000

Total assets	$69,388,000	$26,095,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,384,000	$981,000
Accrued compensation and benefits	2,296,000	1,704,000
Promissory notes payable	899,000	477,000
Promissory note payable to related party	2,000,000	—
Revolving promissory note	—	4,000
Other accrued liabilities	2,210,000	672,000

Total current liabilities	8,789,000	3,838,000
Long term liabilities:
Promissory notes payable	—	238,000
Deferred income tax, net	1,083,000	—
Other liabilities	159,000	169,000

Total long term liabilities	1,242,000	407,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at December 31, 2009 and December 31, 2008	—	—
Common stock, $0.05 par value; 15,000,000 shares authorized at December 31, 2009 and December 31, 2008; 10,477,000 and 8,451,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	524,000	423,000
Additional paid-in capital	61,086,000	30,439,000
Retained deficit	(2,253,000)	(9,012,000)

Total stockholders’ equity	59,357,000	21,850,000

Total liabilities and stockholders’ equity	$69,388,000	$26,095,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Rounded to the nearest thousand, except earnings per share)

	Year ended December 31,
	2009	2008	2007 (as restated)(1)
Revenue	$71,764,000	$48,696,000	$42,454,000
Direct costs (exclusive of depreciation and amortization)	46,443,000	30,852,000	28,789,000

Gross profit	25,321,000	17,844,000	13,665,000
Operating expenses:
Sales and marketing (exclusive of depreciation and amortization)	1,651,000	1,130,000	449,000
Research and development (exclusive of depreciation and amortization)	1,507,000	1,065,000	659,000
General and administrative (exclusive of depreciation and amortization)	9,713,000	5,880,000	5,277,000
Depreciation and amortization	1,367,000	822,000	793,000

Total operating expenses	14,238,000	8,897,000	7,178,000

Operating income	11,083,000	8,947,000	6,487,000
Interest and other expense:
Interest expense, related party	33,000	6,000	63,000
Interest (income)	(17,000)	(148,000)	(65,000)
Interest expense	271,000	145,000	274,000

Total interest and other expense, net	287,000	3,000	272,000

Income before income taxes	10,796,000	8,944,000	6,215,000
Income tax provision (benefit)	4,037,000	3,176,000	(3,445,000)

Net income	$6,759,000	$5,768,000	$9,660,000

Basic earnings per share:
Net earnings per share	$0.78	$0.68	$1.17

Weighted average shares outstanding	8,613,000	8,448,000	8,262,000

Diluted earnings per share:
Net earnings per share	$0.76	$0.65	$1.10

Weighted average shares outstanding	8,921,000	8,814,000	8,752,000

(1)	See Note 17 “Restatement” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Rounded to the nearest thousand)

	Year Ended December 31,
	2009	2008	2007 (as restated)(1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,759,000	$5,768,000	$9,660,000
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	611,000	2,763,000	(3,570,000)
Depreciation and amortization	1,367,000	822,000	793,000
Share-based compensation	604,000	381,000	251,000
Amortization of warrants	—	—	52,000
Employment credits—debt forgiveness	—	(124,000)	(77,000)
Changes in assets and liabilities:
Accounts receivable, net	(987,000)	(837,000)	(574,000)
Prepaid income taxes, excluding tax benefit for share based payments	1,383,000	—	—
Tax benefit for share based payments	(1,447,000)	—	—
Prepaid expenses and other current assets	94,000	(43,000)	(211,000)
Other assets	(87,000)	208,000	83,000
Accounts payable	149,000	356,000	375,000
Accrued and other liabilities	(358,000)	246,000	381,000

Total adjustments	1,329,000	3,772,000	(2,497,000)

Net cash provided by operating activities	8,088,000	9,540,000	7,163,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,118,000)	(949,000)	(702,000)
Purchase of short-term investments	(2,000,000)	—	—
Proceeds from disposition of assets	—	—	6,000
Purchase of businesses, net of cash acquired	(19,937,000)	—	(566,000)
Adjustment to purchase price for previous acquisition	—	(40,000)	—

Net cash used in investing activities	(23,055,000)	(989,000)	(1,262,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock options and other issuances	283,000	67,000	1,144,000
Proceeds from common stock offering	26,507,000	—	—
Tax benefit for share based payments	1,447,000	—	—
Proceeds from borrowings	844,000	—	—
Repayment of promissory notes	(660,000)	(1,332,000)	(1,105,000)
Repayment of revolving promissory note	(4,000)	—	(1,159,000)

Net cash provided by (used in) financing activities	28,417,000	(1,265,000)	(1,120,000)

Net change in cash and cash equivalents	13,450,000	7,286,000	4,781,000
Cash and cash equivalents at beginning of year	12,282,000	4,996,000	215,000

Cash and cash equivalents at end of year	$25,732,000	$12,282,000	$4,996,000

Supplemental cash flow information:
Cash paid for related party interest	$—	$59,000	$114,000
Cash paid for interest	$97,000	$62,000	$164,000
Cash paid for income taxes	$2,287,000	$250,000	$81,000
Non cash investing and financing activities:
Contingent consideration accrued related to previous acquisition	$1,123,000	$16,000	$—
Amounts payable to related party in connection with purchase of MDSI	$2,000,000	$—	$—
Promissory note issued in connection with the acquisition of OTP	$—	$—	$330,000
Issuance of unregistered stock in connection with the acquisition of OTP	$—	$—	$220,000
Common stock issued in connection with acquisition of MDSI	$1,907,000	$—	$—
Cashless exercise of warrants	$—	$—	$225,000

(1)	See Note 17 “Restatement” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Rounded to the nearest thousand)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid- in Capital	Retained Deficit		Stockholders’ Equity
Balance, December 31, 2006	—	$—	7,842,000	$392,000	$28,355,000	$(24,440,000)		$4,307,000
Net income						9,660,000	(1)	9,660,000
Issuance of common stock from stock incentive plans			344,000	17,000	824,000			841,000
Issuance of common stock for purchase of OTP			60,000	3,000	217,000			220,000
Issuance of common stock from exercise of warrants			189,000	10,000	293,000			303,000
Share-based compensation expense					251,000			251,000
Amortization of stock warrant compensation expense					52,000			52,000

Balance, December 31, 2007	—	$—	8,435,000	$422,000	$29,992,000	$(14,780,000	)(1)	$15,634,000
Net income						5,768,000		5,768,000
Issuance of common stock from stock incentive plans			24,000	1,000	66,000			67,000
Share-based compensation expense					381,000			381,000
Retirement of treasury shares			(8,000)

Balance, December 31, 2008	—	$—	8,451,000	$423,000	$30,439,000	$(9,012,000)		$21,850,000
Net income						6,759,000		6,759,000
Issuance of common stock from stock incentive plans			181,000	9,000	274,000			283,000
Issuance of common stock in public offering			1,725,000	86,000	26,421,000			26,507,000
Issuance of common stock for purchase of MDSI			120,000	6,000	1,901,000			1,907,000
Share-based compensation expense					604,000			604,000
Tax benefit for share based payments					1,447,000			1,447,000

Balance, December 31, 2009	—	$—	10,477,000	$524,000	$61,086,000	$(2,253,000)		$59,357,000

(1)	See Note 17 “Restatement” of the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

Transcend Services, Inc., or Transcend, utilizes a combination of its proprietary internet-based voice and data distribution technology, customer based technology and home-based medical language specialists to convert physicians’ voice recordings into electronic documents. Our medical language specialists reside throughout the United States.

BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Transcend and for periods prior to May 31, 2008, its wholly-owned subsidiary, Medical Dictation, Inc. (“MDI”) and for the periods after August 31, 2009, its wholly-owned subsidiary, Medical Dictation Service, Inc. (“MDSI”). MDI was merged into the Company on May 31, 2008. MDSI was acquired by the Company on August 31, 2009. All intercompany accounts and transactions have been eliminated in consolidation.

ACCOUNTING ESTIMATES

The preparation of the consolidated financial statements requires management to make estimates and assumptions based on knowledge of current events and actions; however, actual results may ultimately differ from estimates and assumptions. The calculations of the allowance for doubtful accounts, goodwill impairment, contingent consideration and deferred taxes, for example, all require the use of estimates and are based on management judgment.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Codification, or ASC, 105—Generally Accepted Accounting Principles. ASC 105 establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The codification became effective as of July 1, 2009, with all of its content carrying the same level of authority. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing US GAAP pronouncements into roughly 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 did not have a material impact on our financial statements.

In December 2007, an Update was made to Topic 805—Business Combinations. This update requires that acquisition costs be recognized separately from the acquisition and also requires the recognition of assets and liabilities assumed arising from contractual contingencies as of the acquisition date. This update was effective for the fiscal year beginning January 1, 2009. Topic 740—Income Taxes was also updated to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. The Business Combinations Topic also requires that a company account for the potential tax effects of temporary differences, carryforwards, and any income tax uncertainties of the company acquired that exist at the acquisition date or that arise as a result of the acquisition in accordance with the Income Taxes Topic. Our adoption of this Business Combinations Topic Update resulted in the expensing of $268,000 of acquisition costs in the year ended December 31, 2009, in connection with the three acquisitions discussed in Note 2.

In April 2008, the FASB issued an update to Topic 350—Intangibles-Goodwill and Other, which amends the factors that must be considered in developing renewal or extension assumptions used to determine the useful life over which to amortize the cost of a recognized intangible asset under the Topic—Intangibles-Goodwill and Other. The update requires an entity that is estimating the useful life of a recognized intangible asset to consider its historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension that are both consistent with the asset’s highest and best use and adjusted for entity-specific factors under Topic Intangibles—Goodwill and Other. The update was effective for fiscal years beginning after December 15, 2008, and the guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. Our adoption of this update did not have a material effect on our financial statements.

In April 2009, the FASB issued an update to Topic 805, Subtopic 20—Business Combinations. This update amends the guidance in the Business Combinations Topic to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with Topic 450—Contingencies. This update removes subsequent accounting guidance for assets and liabilities arising from contingencies from the Business Combinations Topic and requires entities to develop a systematic and rational basis for subsequently measuring and accounting for assets and liabilities arising from contingencies. This update to the Business Combinations Topic eliminates the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, entities are required to include only the disclosures required by the Contingencies Topic. This update also requires that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with the Business Combinations Topic. This update was effective for assets or liabilities arising from contingencies acquired in business combinations occurring after January 1, 2009. This update did not have a material effect on our financial statements (see Note 2).

In April 2009, the FASB issued an update to Topic 825—Financial Instruments. This update requires an entity to provide disclosures about fair value of financial instruments in interim financial information and requires those disclosures in summarized financial information at interim reporting periods. Under this update, a publicly traded company must include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Financial Instruments Topic. The update to the Financial Instruments Topic was effective for interim reporting periods ending after June 15, 2009. This additional disclosure has been included in our financial statements since this update’s adoption (see Note 5).

In April 2009, the FASB issued an update to Topic 820—Fair Value Measures and Disclosures. This update affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. This update requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This update expands certain disclosure requirements in the Fair Value Measures and Disclosures Topic. This update was effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Adoption of this update to the Fair Value Measures and Disclosures Topic did not have a material impact on our financial statements.

In May 2009, the FASB issued an update to Topic 855—Subsequent Events. This update provides guidance on management’s assessment of subsequent events. The Subsequent Events Topic clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued”. Management must perform its assessment for both interim and annual financial reporting periods and disclose the date through which an entity has evaluated subsequent events and the basis for that date. Subsequent Events was effective for interim and annual periods ending after June 15, 2009. In February 2010, the FASB issued ASC Update 2010-09 to Topic 855—Subsequent Events. This Update removed the requirement for SEC filers to disclose the date through which subsequent events have been evaluated. This Update is effective as of February 24, 2010. This disclosure is included in this filing (see Note 18).

In August 2009, the FASB issued update 2009-05 to Topic 820—Fair Value Measures and Disclosures. This update provides guidance on the fair value measurement for liabilities for entities that measure liabilities at fair value within the scope of Topic 820. The update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: A valuation technique that uses: (a) the quoted price of the identical liability when traded as an asset or (b) quoted prices for similar liabilities when traded as assets or a valuation technique that is consistent with the principles of Topic 820, such as a present value technique or a market approach that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. This update was effective for interim and annual reporting periods ending after August 26, 2009, and shall be applied prospectively. Adoption of this update did not have a material impact on our financial statements (See Note 6).

Recently Issued Accounting Pronouncements Not Yet Adopted

None

CASH AND CASH EQUIVALENTS

All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. We invest excess cash in money market deposit accounts and short-term investments. We monitor the financial condition of the institutions in which we have depository accounts and believe the risk of loss is remotely possible but not likely. At December 31, 2009, uninsured cash and cash equivalents were approximately $21.9 million.

SHORT-TERM INVESTMENTS

Short-term investments consist solely of certificates of deposit with original maturities of 91 to 180 days. These investments are FDIC insured and classified as available-for-sale and carried at fair value based on quoted market prices (level 1 inputs).

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s evaluation of each account and historical collection experience. We reserve specific accounts once collection appears unlikely and record a general reserve of 1.0% on remaining outstanding receivables. Management considers the age of the receivable, the financial health of the customer and payment history to evaluate the collectability of accounts receivable. Accounts receivable are written off once all collection efforts are exhausted.

Our accounts receivable are subject to credit risk, as collateral is generally not required. Our ability to terminate services can be used to encourage customers to pay amounts due on delinquent accounts and mitigate our risk of loss. The carrying amount of our receivables approximates fair value. Although healthcare is generally considered to be a recession-resistant industry, negative changes to the overall economic environment and availability of credit can impact the financial health of customers and their ability to pay for services. Management has not seen any noticeable deterioration in accounts receivable, but will continue to monitor this area closely.

REVENUE AND COST RECOGNITION

Transcription service fee revenue is recognized as the related transcription work is performed on the basis of the number of lines, reports or characters transcribed times the contracted billing rate. Revenue is recognized for the period the transcription work was performed. Revenue is recognized net of any applicable sales tax. Transcriptionist compensation is recognized as the related transcription work is performed on the basis of the number of lines transcribed or edited times the pay rate per line.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation or amortization. Charges for depreciation and amortization of tangible capital assets are computed generally using the straight-line method over their estimated useful lives, which range from three to seven years. Depreciation and amortization expense for tangible capital assets totaled $883,000, $663,000, and $638,000 in 2009, 2008 and 2007, respectively, and is recorded entirely in operating expense.

All costs related to the development of internal use software other than those incurred during the application development stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized using the straight-line method over three years beginning when the software goes into operational use. Costs capitalized for the development of internal use software were $256,000 in 2009, $148,000 in 2008 and $133,000 in 2007.

During 2008, we retired fully depreciated property and equipment totaling $2.4 million that was no longer in service.

OTHER ASSETS

Other assets consist primarily of deferred costs of financing and deposits for leased facilities.

GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and other intangible assets in accordance with the provisions of FASB ASC Topic 350—Intangibles-Goodwill and Other, Under the provisions of this Topic, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. We had goodwill of $23.7 million and $4.7 million at December 31, 2009 and 2008, respectively, and net intangible assets of $5.7 million and $265,000 at December 31, 2009 and 2008, respectively, related to acquisitions.

Management reviews goodwill and intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting units to which the goodwill and intangibles relate based on market capitalization of the company as a whole. We have concluded that we operate in one reporting unit—medical transcription services—since all of our revenue is derived from medical transcription services and since we have one organization dedicated to the provision of our service. The fair value of our single reporting unit is substantially in excess of its carrying value as of December 31, 2009.

In connection with certain of our acquisitions, we allocated a portion of the purchase price to acquired customer relationships and covenants-not-to-compete using appraisals based on discounted cash flow analysis. The estimated fair values attributed to the relationships and covenants are being amortized over a period of five to ten years, which represented the estimated average remaining lives of the contracts and relationships. See Note 2.

We account for long-lived assets such as property and equipment and purchased intangible assets with finite lives under The Impairment or Disposal of Long-Lived Assets Subsections of Topic 360—Property, Plant and Equipment. This Subtopic requires that such long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. There were no impairments recognized in 2009, 2008 or 2007.

FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with FASB ASC Topic 820—Fair Value Measures and Disclosure, the carrying value of short-term debt, which totaled $2.9 million as of December 31, 2009 and $481,000 as of December 31, 2008, was estimated to approximate its fair value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The carrying value of long-term debt of $238,000 at December 31, 2008 approximated fair value. Our other financial instruments including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to the short-term nature of those assets and liabilities.

CONTINGENT CONSIDERATION PAYABLE

Contingent consideration payments were part of the agreements in connection with the acquisitions of TRS and MDSI. We estimated the fair value of these payables as of the purchase dates of each acquisition. FASB ASC, Topic 805—Business Combinations requires that these estimates are re-measured to fair value at each reporting date until the contingency is resolved. These interim changes in estimated fair value, along with any differences in the final settlement, are recognized in operating expense. The purchase date fair value of the TRS contingent consideration was $353,000. As of December 31, 2009, the value was calculated as $1,123,000. The $770,000 difference was recognized as operating expense in the fourth quarter of 2009 and the total amount of $1,123,000 was paid in February, 2010. Under the terms of the TRS asset purchase agreement, the seller had until February 28, 2010 to accept or dispute our calculation of the contingent consideration payment. On February 26, 2010, we received notice that the seller disputed our calculation and claimed an additional payment of $1.9 million. We have evaluated this claim and believe that no additional payments are due under the calculations outlined in the asset purchase agreement. The purchase date fair value of the MDSI contingent consideration was $270,000 in the third quarter of 2009. The contingent consideration in the amount of $235,000 was paid in the fourth quarter of 2009 resulting in a $35,000 reduction to operating expense.

STOCK-BASED COMPENSATION

Our stock-based awards are accounted for under the provisions of FASB ASC Topic 718—Stock Compensation. We measure and recognize stock-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors, including stock options and restricted stock awards over the service period for which the awards are expected to vest. We calculated the fair value of each restricted stock award based on our stock price on the date of grant. We calculated the fair value of each stock option award on the date of grant using the Black-Scholes-Merten option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as a number of complex assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from our historical amounts.

INCOME TAXES

We account for our income taxes in accordance with FASB ASC Topic 740—Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts for financial reporting purposes. We evaluate the likelihood of utilizing these operating loss and tax credit carryforwards at least annually. In 2007, except for a valuation allowance related to state net operating loss carryforwards, we reversed the valuation allowance established for deferred tax assets as it was determined that it is more likely than not that our federal net operating loss carryforwards will be utilized. See Note 14.

This Topic also contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The tax years 2006 to 2008 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the NOL carryforward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination. Management believes that the positions taken in our tax returns can be categorized as “Highly Certain” as defined by Topic 740. Therefore, there were no uncertain tax positions to consider as of December 31, 2009.

NET EARNINGS PER SHARE

We follow FASB ASC Topic 260—Earnings per Share. Topic 260 requires the disclosure of basic net earnings per share and diluted net earnings per share. Basic net earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. Our stock options and warrants to purchase common stock are potentially dilutive securities. Stock options with exercise prices that are greater than the average market price are excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. In fiscal 2009, 2008 and 2007, we excluded 152,000, 269,000 and 59,000 stock options, respectively, from the diluted earnings per share calculation.

The reconciliations of the numerators and denominators of the basic and diluted EPS calculations are shown below:

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income	$6,759,000	$5,768,000	$9,660,000

Denominator:
Weighted average shares outstanding	8,613,000	8,448,000	8,262,000
Effect of dilutive securities
Common stock options	308,000	366,000	490,000

Denominator for diluted calculation	8,921,000	8,814,000	8,752,000

Basic earnings per share	$0.78	$0.68	$0.17
Diluted earnings per share	$0.76	$0.65	$1.10

2.    ACQUISITIONS

On January 1, 2009, we completed the acquisition of DeVenture Global Partners, Inc., or DeVenture, in accordance with the Asset Purchase Agreement entered into on December 26, 2008. Transcend purchased substantially all of the assets and assumed certain liabilities of DeVenture to expand our market share, capitalize on the potential for the acquired business to grow and leverage our fixed overhead costs across a larger revenue base. DeVenture’s debt was not assumed. The fixed portion of the purchase price was $4,250,000. Under the terms of the asset purchase agreement, we paid $3,450,000 in cash at closing. We established a $400,000 escrow, which was payable to seller upon seller’s delivery of reviewed financial statements and final working capital as of December 31, 2008. In April 2009, this escrow, plus a $64,000 working capital adjustment, was paid to the seller. A second escrow in the amount of $400,000 was established at closing, payable one year after the closing date pending satisfaction of the seller’s representations and warranties, this escrow was paid in full in January 2010. In addition, we paid an earn-out of $61,000 in July 2009 which was equal to twenty percent of the amount that DeVenture’s annualized revenue for the six-month period after closing exceeded its revenue for the ninety day period prior to closing. Including the earn-out, the total purchase price was $4,375,000. The purchase was funded using cash on hand.

The following is a detailed list of the fair value of identifiable assets acquired and liabilities assumed in the DeVenture acquisition:

Accounts Receivable	$560,000
Fixed Assets	17,000
Other Assets	12,000

Total Identifiable Assets	589,000

Accounts Payable	47,000
Other Liabilities	128,000

Total Identifiable Liabilities	175,000

Net Identifiable Assets	$414,000

The fair value of accounts receivable acquired approximated gross contractual amounts receivable.

There were no assets or liabilities arising from contingencies that were acquired in the transaction.

Goodwill of $3,049,000 was recorded for the DeVenture acquisition. This consisted primarily of the synergies and economies of scale expected from combining the operations of Transcend and DeVenture and the value of the DeVenture assembled workforce.

We allocated the purchase price between goodwill, customer relationships, covenant not to compete and net identifiable assets. All goodwill and intangible assets related to the acquisition of the DeVenture assets are expected to be amortizable and deductible for income tax purposes. The purchase price was allocated as follows:

Net Identifiable assets	$414,000
Customer list	891,000
Covenant not to compete	21,000
Goodwill	3,049,000

Total Purchase price	$4,375,000

The intangible assets, except for goodwill, are amortized over their useful lives. The customer list is being amortized over ten years and the covenant not to compete over five years.

DeVenture revenue and net income of $5,405,000 and $774,000, respectively, are included in our Consolidated Statements of Operations for the year ended December 31, 2009.

On April 1, 2009, we completed the acquisition of the domestic medical transcription business of Transcription Relief Services, Inc., or TRS, in accordance with the Asset Purchase Agreement entered into on March 26, 2009. We purchased the TRS assets and assumed certain liabilities of TRS to expand the Company’s market share, capitalize on the potential for the acquired business to grow and leverage our fixed overhead costs across a larger revenue base. TRS’s debt was not assumed. The fixed portion of the purchase price was $4,500,000. We paid $4,000,000 in cash at closing. In May 2009, we paid an additional $500,000 upon the seller’s delivery of reviewed financial statements and final working capital as of March 31, 2009 and a working capital adjustment of $11,000. A contingent payment, due in 2010, will be based on fourth quarter 2009 revenue and sold backlog at December 31, 2009, subject to an overall cap of $3,000,000. Based on the projections at closing, the Company initially estimated the contingent payment to be approximately $353,000 (included in other accrued liabilities on the balance sheet). As of December 31, 2009, the accrual has been increased to $1,123,000 based on actual fourth quarter revenues. The difference of $770,000 was recognized in operating expense in the fourth quarter of 2009, in accordance with Topic 805—Business Combinations. The inclusion of the original estimated contingent consideration increases the estimated total purchase price to $4,864,000. The purchase price that has been paid thus far was funded using cash on hand. Under the terms of the TRS asset purchase agreement, the seller had until February 28, 2010 to accept or dispute our calculation of the contingent consideration payment. On February 26, 2010, we received notice that the seller disputed our calculation and claimed an additional payment of $1.9 million. We have evaluated this claim and believe that no additional payments are due under the calculations outlined in the asset purchase agreement.

The following is a detailed list of the fair value of identifiable assets acquired and liabilities assumed in the TRS acquisition:

Accounts Receivable	$760,000
Fixed Assets	58,000
Other Assets	9,000

Total Identifiable Assets	827,000

Accounts Payable	22,000
Benefits Payable	89,000
Other Liabilities	17,000

Total Identifiable Liabilities	128,000

Net Identifiable Assets	$699,000

The fair value of accounts receivable acquired approximated gross contractual amounts receivable.

There were no assets or liabilities arising from contingencies that were acquired in the transaction.

Goodwill of $2,773,000 was recorded for the TRS acquisition. This consisted primarily of the synergies and economies of scale expected from combining the operations of Transcend and TRS and the value of the TRS assembled workforce. We allocated the purchase price between goodwill, customer relationships, covenant not to compete and net identifiable assets. All goodwill and intangible assets related to the acquisition of the TRS assets are expected to be amortizable and deductible for income tax purposes. As permitted, we expect to finalize the purchase price allocation within one year of the purchase date. We do not expect any changes to the purchase price allocation to materially increase or decrease amortization expenses, but they may have a material effect on the amount of recorded goodwill and other intangible assets. The purchase price (including the estimated contingent payment) was allocated as follows:

Net Identifiable assets	$699,000
Customer list	1,345,000
Covenant not to compete	47,000
Goodwill	2,773,000

Total Purchase price	$4,864,000

Intangible assets, except for goodwill, are amortized over their useful lives. The customer list is being amortized over ten years and the covenant not to compete over five years.

TRS revenue and net income of $4,997,000 and $475,000, respectively, are included in our Consolidated Statement of Operations for the year ended December 31, 2009. TRS net income for the year ended December 31, 2009 includes acquisition transaction costs of $160,000 in general and administrative expense.

On August 31, 2009 we purchased from Dorothy K. Fitzgerald, all issued and outstanding shares of common stock of Medical Dictation Services Inc., or MDSI. Headquartered in Gaithersburg, Maryland, MDSI is a leading medical transcription company with approximately 450 transcriptionists and employees providing service to approximately 30 customers located predominantly in the mid-Atlantic region of the United States. We purchased MDSI to capitalize on the potential for the acquired business to grow, leverage our fixed overhead costs across a larger revenue base and increase our presence in the Mid-Atlantic region of the United States.

We acquired all issued and outstanding shares of MDSI common stock for an estimated purchase price of $15,487,000, subject to certain post-closing adjustments. Payment of the purchase price was and will be made as follows: (a) $9,310,000 in cash paid at closing; (b) $2,000,000 in cash payable within 30 days after receipt of interim financial statements and audited financial statements for the last two fiscal years (paid in October 2009); (c) a one-year 5% $2,000,000 promissory note payable to the selling stockholder; (d) $1,907,000 of Transcend common stock (119,940 shares) delivered at closing and (e) a payment of $270,000 for a working capital adjustment. The actual amount paid for the working capital adjustment was $235,000 and the $35,000 difference was recognized in operating expense in the fourth quarter of 2009 in accordance with Topic 805—Business Combinations. We entered into a registration rights agreement with Ms. Fitzgerald dated August 31, 2009, providing her with “piggyback” registration rights. The cash portion of the purchase price paid at closing was funded with $6,959,000 of proceeds from the loan and security agreement with Regions Bank described in Note 6 and the remaining $2,351,000 was funded with cash on hand.

The following is a detailed list of the fair value of identifiable assets acquired and liabilities assumed in the MDSI acquisition:

Cash	$494,000
Accounts Receivable	1,264,000
Fixed Assets	21,000
Deferred Tax Asset	336,000
Other Assets	33,000

Total Identifiable Assets	2,148,000

Accounts Payable	185,000
Salaries and Benefits Payable	1,910,000
Other Liabilities	14,000

Total Identifiable Liabilities	2,109,000

Net Identifiable Assets	$39,000

The fair value of accounts receivable acquired approximated gross contractual amounts receivable.

There were no assets or liabilities arising from contingencies that were acquired in the transaction.

Goodwill of $13.1 million was recorded for the MDSI acquisition. This consisted primarily of the synergies and economies of scale expected from combining the operations of Transcend and MDSI and the value of the MDSI assembled workforce. We have initially allocated the purchase price between goodwill, customer relationships and related deferred tax liability, covenant not to compete and net identifiable assets. Since this transaction was a stock purchase, goodwill and intangibles will not be deductible for income tax purposes. As permitted, we expect to finalize the purchase price allocation within one year of the purchase date. We do not expect any changes to the purchase price allocation to materially increase or decrease amortization expenses, but there could be a material effect on the allocation between goodwill and other intangible assets. As of December 31, 2009, the purchase price was allocated as follows:

Net Identifiable assets	$39,000
Customer list	3,500,000
Covenant not to compete	100,000
Goodwill	13,146,000
Deferred tax liability	(1,298,000)

Total Purchase price	$15,487,000

Intangible assets, except for goodwill, are amortized over their useful lives. The customer list is being amortized over ten years and the covenant not to compete over five years.

MDSI revenue and net income of $5,030,000 and $169,000, respectively, are included in our Consolidated Statement of Operations for the year ended December 31, 2009. MDSI net income for 2009 includes acquisition transaction costs of $93,000 in general and administrative expense.

Unaudited pro forma revenue and net income of the combined entity had the DeVenture, TRS and MDSI acquisitions been completed at the beginning of each year presented are as follows:

	SUPPLEMENTAL PRO FORMA INFORMATION
	Year ended December 31,
	2009	2008
Revenue	$83,163,000	$73,312,000
Net Income	$6,441,000	$4,823,000

During the quarter ended March 31, 2008, we accrued for an additional $39,000 earn-out related to the December 31, 2005 acquisition of PracticeXpert. During the quarter ended December 31, 2009 we reversed the remaining $35,000 accrual for the earn-out since PracticeXpert has discontinued operations and the agreement was not assigned to any successor entity.

3.    MAJOR CUSTOMERS

In September 2009, we announced that we had entered into a five-year single-source contract to provide medical transcription services to hospitals that are members of Health Management Associates, or HMA, effective October 1, 2009. Prior to signing this agreement, we had individual contracts with approximately 45 of HMA’s 56 hospitals. The new agreement expands the existing relationship between Transcend and HMA to include the remaining 11 HMA hospitals which are currently using other transcription service providers. These hospitals are expected to be transitioned to Transcend as soon as practicable. In addition, pursuant to the terms of the agreement, any future hospitals acquired or managed by HMA will transition to us as soon as practicable.

Revenue attributable to this contract with HMA comprised 16.9%, 21.8% and 23.0% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. The decrease in percent in 2009 from 2008 and 2007 is due primarily to the additional revenue from the businesses acquired in 2009. Our top 10 customers (hospitals) accounted for approximately 16% of our 2009 transcription revenue, averaging $1.4 million of revenue each. Our average annual revenue per customer was approximately $349,000 in 2009.

4.    GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and other intangible assets in accordance with the provisions of FASB ASC Topic 350- Intangibles—Goodwill and Other. Under this Topic, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. A portion of the respective purchase prices of the acquisitions of MDI and PracticeXpert in 2005, OTP Technologies, Inc., or OTP, in 2007 and DeVenture, TRS and MDSI in 2009 were attributed to goodwill and other intangible assets.

Amortized intangibles assets at December 31, 2009 and 2008 are summarized as follows (in thousands):

	Useful Life in Years	December 31, 2009			December 31, 2008
		Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants-not-to-compete	5	$218,000	$67,000	$151,000	$50,000	$39,000	$11,000
Customer relationships	5-10	6,481,000	947,000	5,534,000	745,000	491,000	254,000

Total intangible assets		$6,699,000	$1,014,000	$5,685,000	$795,000	$530,000	$265,000

Amortization expense totaled $484,000, $159,000, and $155,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense for the next five fiscal years is as follows:

Fiscal year ended	Amount
2010	$665,000
2011	$651,000
2012	$611,000
2013	$607,000
2014	$589,000

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

In accordance with FASB ASC Topic 825—Financial Instruments, the carrying value of short-term debt, which totaled $2,899,000 as of December 31, 2009 and $481,000 as of December 31, 2008, was estimated to approximate its fair value. The carrying value of long-term debt of $0 at December 31, 2009 and $238,000 at December 31, 2008 approximated fair value. The fair value of debt is estimated based on approximate market interest rates for similar issues. Our other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term nature of those assets and liabilities. At December 31, 2009 our short-term investments consisted of fully-insured certificates of deposits with maturities of less than four months. These investments are valued using Level 1 inputs and carrying value approximates fair value.

6.    BORROWING ARRANGEMENTS

Revolving promissory note

We maintained a four year credit facility with Healthcare Finance Group (“HFG”). The HFG facility was due to mature on December 31, 2009 and was initially comprised of up to $3.6 million on an accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. The term loan portion expired on December 31, 2007. As a part of the agreement with HFG, we issued a warrant to HFG to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share. The fair value of the warrant at grant date was estimated to be $74,000 and was being amortized into interest expense over the life of the credit facility. On June 20, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock in a cashless exercise. On August 31, 2009, we terminated our credit facility with HFG. The facility was scheduled to mature on December 31, 2009 but was terminated in advance in order to secure new financing from Regions Bank. In the quarter ended September 30, 2009, Transcend wrote off the unamortized financing costs related to the HFG facility and incurred an early termination fee of $10,000 that was paid to HFG upon termination. HFG released all claims to Transcend’s assets held as security for the facility.

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both “borrowers” under the new loan and security agreement, which replaces our previous credit facility with HFG. The new agreement includes a one-time term loan of $7.0 million for the costs and expenses of, and to the extent necessary a portion of the purchase price for, the purchase of MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. We may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. The maximum amount of the revolving loan may be increased at the discretion of Regions Bank to $8.0 million. The term loan is payable in monthly installments of $155,556 beginning December 1, 2009 and ending August 1, 2013. We used some of the proceeds from the follow-on offering to pay down the term loan. By making the stated monthly payments, the remainder of the term loan will be paid-off in 2010. The revolving loan commitment expires in August, 2010. Borrowings bear interest at a rate based on the current LIBOR, and are secured by substantially all of the borrowers’ assets. The outstanding balance on the term loan was $844,000 as of December 31, 2009.

The loan and security agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the loan and security agreement restricts the borrowers from incurring certain additional debt, prohibits the borrowers from creating, permitting or allowing certain liens on their property, restricts the payment of dividends, distributions and other specified equity related transactions by Transcend, and prohibits certain borrowings and specified transactions with affiliates. The loan and security agreement also requires the maintenance of a specified minimum fixed charge coverage ratio, tangible net worth, and cash flow leverage, as defined in the agreement. As of December 31, 2009, the company was in compliance with all covenants of the agreement except the one related to annual lease expense. Regions Bank issued a waiver of this covenant as of December 31, 2009 and the agreement has been amended to increase the maximum annual lease expense allowable.

MDI Promissory Note

On January 31, 2005, we entered into a three year, $3.5 million promissory note in conjunction with the purchase of MDI. The note was secured by the common stock of MDI and bore interest at 5.0%. The note repayment terms were as follows:

•	On January 31, 2006, one-third of the principal payable together with all accrued but unpaid interest.

•	On January 31, 2007, one-half of the remaining principal together with all accrued but unpaid interest.

•	On January 31, 2008, the remaining principal together with all accrued but unpaid interest.

On August 15, 2005, the holder of the $3.5 million promissory note reduced the principal amount of the note by $100,000 in consideration for 35,971 unregistered shares of our common stock issued at $2.78 per share, or 110% of fair market value. On December 26, 2005, the holder of the promissory note reduced the principal amount of the note by an additional $300,000 in consideration for 140,815 unregistered shares of our common stock issued at $2.13 per share, or 105% of fair market value (See Note 10, Stockholders’ Equity). On January 31, 2006 we paid $828,000 as the first installment of the promissory note. A portion of this principal payment, $61,000, was applied toward the second installment due on January 31, 2007. As of December 31, 2007, the balance of the note was $1.2 million, which was subsequently paid with available cash in the first quarter of 2008.

DCOA Promissory Note

On April 6, 2005, we fulfilled the prerequisites for receiving the proceeds under a Promissory Note dated March 1, 2005 payable to the Development Corporation of Abilene, Inc. (“DCOA”) in the principal amount of $1.0 million (the “Promissory Note”). We received $850,000 under the Promissory Note on April 7, 2005 and were pre-funded $150,000 under the Promissory Note on March 31, 2005. The Promissory Note was initially secured by a $150,000 letter of credit from a bank and certain furniture and equipment. The letter of credit was released December 7, 2005 and the remaining collateral shall be released as the principal balance of the Promissory Note is reduced.

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

Transcend had earned credits of $23,000 and $77,000 for the years ended December 31, 2008 and 2007. These credits are reported as reductions of direct operating costs. On December 1, 2008, Transcend entered into a new agreement with the DCOA whereby the DCOA reduced the loan principal by $101,000 in exchange for agreement by Transcend to retire the debt three years earlier than agreed and the cancellation of potential future credits earned through training and job creation. This reduction was booked to direct costs as were previous job credits earned. Transcend agreed to pay DCOA six quarterly payments of $92,000 commencing January 1, 2009 with the final payment due April 1, 2010 to satisfy the remaining principal amount. The note continued to carry a zero interest rate. The note was paid off in advance in August 2009.

OTP Promissory Note

On January 16, 2007, we entered into a three year, $330,000 unsecured promissory note in conjunction with the purchase of OTP. The note bears interest at 5.0% and the principal is to be repaid as follows: $110,000 on January 16, 2008; $55,000 on July 16, 2008; $55,000 on January 16, 2009; $55,000 on July 16, 2009 and $55,000 on January 16, 2010. As of December 31, 2009, the balance of the promissory note was $55,000.

MDSI Promissory Note

On August 31, 2009, we entered into a one year, $2,000,000 unsecured promissory note at 5% interest, payable to Dorothy Fitzgerald in conjunction with the purchase of MDSI. All principle and interest are due and payable at maturity on August 31, 2010.

7.    ACCRUED COMPENSATION AND BENEFITS

Accrued compensation and benefits consisted of the following at December 31, 2009 and 2008:

	2009	2008
Accrued compensation	$1,798,000	$1,357,000
Accrued payroll taxes	366,000	274,000
Other accrued compensation and benefits	132,000	73,000

Total accrued compensation and benefits	$2,296,000	$1,704,000

8.    OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following at December 31, 2009 and 2008:

	2009	2008
Vendor expense	$759,000	$232,000
Contingent consideration	1,123,000	35,000
Income and other taxes	4,000	279,000
Legal expense	265,000	68,000
Other accrued expenses	59,000	58,000

Total accrued expenses	$2,210,000	$672,000

9.    COMMITMENTS AND CONTINGENCIES

Lease Commitments

During 2009, we entered into or acquired lease commitments totaling $329,000, including $310,000 in additional operating lease space and $19,000 in equipment leases. No leases were entered into during 2008.

Future minimum annual rental obligations under non-cancelable operating leases with initial terms of at least one year as of December 31, 2009 are as follows:

Fiscal year ended	Amount
2010	$757,000
2011	384,000
2012	264,000
2013	272,000
2014	281,000
Thereafter	24,000

$1,982,000

Rental expense was $1,167,000, $1,134,000, and $1,150,000 for the years ended December 31, 2009, 2008, and 2007 respectively.

Litigation

From time to time in the normal course of business, we are involved in legal proceedings. We evaluate the need for loss accruals under the requirements of ASC 450 Contingencies. We record an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then we record the minimum amount in the range as our loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

On January 16, 2008, we reached a mediated settlement with Our Lady of the Lakes Hospital, Inc. (“OLOL”) which was finalized on February 21, 2008. Under the settlement, OLOL released all claims, in contract and in tort, which were asserted or could have been asserted in the litigation against Transcend. In return, we agreed to pay $130,000, which was accrued at December 31, 2007 and paid in 2008, to OLOL and released all claims under our counterclaim against OLOL.

On June 10, 2005, Transcend entered into a master equipment lease agreement with Farnam Street Financial, Inc. (“Farnam Street”). On April 22, 2009, Transcend filed a complaint against Farnam Street, alleging breach of contract, fraud and violation of the Deceptive Trade Practices Act, among other things. On September 28, 2009, Farnam Street filed a claim against Transcend, alleging breach of contract, among other things. On February 8, 2010, Transcend and Farnam Street agreed to dismiss Farnam Street’s claim, with the expectation that Farnam Street will counter-claim under our original complaint. The dispute centers around lease renewal, lease termination and lease buy-out provisions. The lawsuit is in the early procedural stages. We have determined that the probability of a gain is remote, the probability of a loss is reasonably possible but not probable and that the amount of loss cannot be reasonably estimated at this time.

10. RETIREMENT PLAN

We maintain a 401(k) retirement plan that covers all eligible employees. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. We match employee contributions on a discretionary basis as determined by the Board of Directors. We made $171,000, $156,000 and $134,000 of matching cash contributions in 2009, 2008 and 2007, respectively.

Going forward, we intend to continue matching 50% of the first 4% of employee’s compensation contributed to the plan, subject to our financial performance.

11.    TRANSACTIONS WITH RELATED PARTIES

Susan McGrogan was promoted to President and Chief Operating Officer (“COO”) of on August 13, 2009. She had previously served as our COO. Ms. McGrogan is also the co-founder of MDI, which was purchased by Transcend on January 31, 2005. In conjunction with the purchase of MDI, we entered into a $3.5 million promissory note payable to Ms. McGrogan, the terms of which are described in Note 6, “Borrowing Arrangements.” During the first quarter of 2008, we repaid $1.2 million as the final installment on the note plus $59,000 of accrued interest.

We purchased the assets of OTP on January 16, 2007 for a purchase price of $1,070,000, of which $520,000 was payable in cash, $330,000 in a promissory note and $220,000 (60,274 shares) in Transcend unregistered common stock. In addition, we paid $40,000 of additional consideration in January 2008 based on revenue achieved in 2007. The promissory note is payable to OTP. The owners of OTP, James and Sharon Vonderhaar, were employed by us until April 1, 2007 and February 5, 2008, respectively.

As described in Note 2, “Acquisitions” we acquired all issued and outstanding shares of MDSI common stock from Dorothy Fitzgerald for an estimated purchase price of $15,487,000. Payment of the purchase price included a $2,000,000 payment due at the delivery of audited financial statements and a $2,000,000 promissory note payable to Ms. Fitzgerald, the terms of which are described in Note 6, “Borrowing Arrangements.” In addition, we issued Ms. Fitzgerald 119,940 shares of unregistered common stock and entered into a registration rights agreement dated August 31, 2009, providing Ms. Fitzgerald with “piggyback” registration rights. Ms. Fitzgerald is currently employed by the Company.

12.    STOCKHOLDERS’ EQUITY

In October 2004, we issued a Stock Purchase Warrant to a strategic business partner, who is an unrelated third party, to purchase 100,000 shares of our unregistered common stock at a price of $2.55 per share, which was the closing price of our common stock on the date of issuance. The warrant was exercisable at any time from one year after the grant date to October 27, 2007. The value of the warrant, determined using the Black-Scholes-Merton pricing model, was amortized to compensation expense over the three-year exercise period of the warrant. On January 29, 2007, the third party exercised its warrant to purchase 75,000 of the 100,000 unregistered shares of common stock available. On October 25, 2007, the third party exercised its warrant to purchase the remaining 25,000 unregistered shares of common stock.

We issued a warrant to purchase 100,000 shares of Transcend common stock at an exercise price of $2.25 per share to HFG in conjunction with the closing of its credit facility on December 30, 2005. The fair value of the warrant at grant date was estimated to be $74,000 using the Black-Scholes-Merton option-pricing model and is being amortized into interest expense over the life of the credit facility. On June 20, 2007 HFG exercised the warrant, receiving 89,008 unregistered shares of Transcend common stock in a cashless exercise.

We purchased certain assets of OTP Technologies, Inc. (“OTP”), a Chicago area medical transcription company, on January 16, 2007. We paid $1,070,000 for OTP, consisting of $520,000 in cash, a $330,000 promissory note and $220,000 (60,274 shares) of Transcend common stock.

On August 31, 2009, we issued 119,940 shares of common stock, $0.05 par value, to Dorothy K. Fitzgerald as a portion of the purchase price paid to her for MDSI. On that date the shares had a market value of $1,907,046 based on a closing price of $15.90.

In December, 2009, we completed a follow-on offering of our common stock, and we issued 1,725,000 shares and raised $26.5 million in net proceeds after underwriters discount and transaction costs.

Subject to the rights of any holder of shares of the our preferred stock, each holder of common stock is entitled to one vote per share for the election of directors as well as other matters, to dividends as and when declared by the Board of Directors, and, upon liquidation, to share in net assets pro rata in accordance with his holdings. Our common stock has no preemptive, redemption, conversion or subscription rights, and all outstanding shares of company common stock are fully paid and non-assessable. The Board of Directors has the power, without further action by the holders of shares of company common stock, to divide any and all shares of company preferred stock into series and to fix and determine the relative rights and preferences of company preferred stock, such as the designation of the series and the number of shares constituting such series, voting rights, dividend rights, redemption and sinking fund provisions, liquidating and dissolution preferences, conversion or exchange rights, if any. Issuances of preferred stock by the Board of Directors may result in such shares having senior dividend and/or liquidation preferences to the holders of shares of company common stock and may dilute the voting rights of such holders.

We had 10,477,182 shares of common stock and no shares of preferred stock outstanding as of December 31, 2009.

13.    STOCK BASED COMPENSATION

We have six stockholder-approved stock incentive plans, or the Plans, for our key employees, directors and key consultants. The Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and, in the case of the plans approved by the shareholders on May 10, 2007 and May 19, 2009, restricted stock units and stock appreciation rights. We intend to grant new awards under the 2009 stock incentive plan only. The options are granted at fair market value, as defined in the option agreement, on the date of grant. There are 275,924 shares available for issuance at December 31, 2009.

Our stock-based awards are accounted for under the provisions of FASB ASC Topic 718—Stock Compensation. We measure and recognize stock-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors, including stock options and restricted stock awards over the service period for which the awards are expected to vest. We calculated the fair value of each restricted stock award based on our stock price on the date of grant. We calculated the fair value of each stock option award on the date of grant using the Black-Scholes-Merten option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as a number of complex assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from our historical amounts.

As of December 31, 2009, the total number of options issued and outstanding, the weighted average exercise price and number of options available for future issuance under approved equity compensation plans was as follows:

Number of securities to be issued upon exercise	863,517
Weighted average exercise price	$7.75
Number of options available for future issuance	275,924

Transactions involving our stock options for the years ended December 31, 2007, 2008 and 2009 were as follows:

	Number of Shares Subject to Stock Options	Share Price Range	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2006	926,575	$0.74 to $6.56	$2.85	8.0 years	$686,000
Granted	99,000	$6.80 to $19.96	$14.15
Forfeited	(54,709)	$2.35 to $19.20	$5.23
Exercised	(344,199)	$0.74 to $6.56	$2.39

Outstanding at December 31, 2007	626,667	$0.74 to $19.96	$4.68	7.8 years	$7,251,000
Granted	317,000	$9.93 to $11.75	$10.91
Forfeited	(6,750)	$2.00 to $14.48	$4.32
Exercised	(24,650)	$1.10 to $4.55	$6.85

Outstanding at December 31, 2008	912,267	$0.74 to $19.96	$6.90	7.7 years	$2,817,000
Granted	62,500	$13.04 to $16.34	$14.76
Forfeited	(19,000)	$3.40 to $16.34	$12.98
Exercised	(92,250)	$0.74 to $16.69	$3.07

Outstanding at December 31, 2009	863,517	$1.34 to $19.96	$7.75	7.0 years	11,761,000
Exercisable at December 31, 2009	527,678	$1.34 to $19.96	$5.86	6.1 years	8,184,000

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar prices and grant dates as of December 31, 2009, 2008 and 2007:

	2009
	Outstanding Options			Options Exercisable
Actual Range of Exercise Price	Outstanding at December 31, 2009	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2009	Weighted Average Exercise Price
$1.34 – $3.40	317,642	6.0 years	$2.95	271,642	$2.88
$3.41 – $10.00	189,625	6.0 years	$6.73	129,250	$5.22
$10.01 – $14.00	276,250	8.5 years	$11.41	84,954	$11.14
$14.01 – $19.96	80,000	8.3 years	$16.53	41,832	$16.47

$1.34 – $19.96	863,517	7.0 years	$7.75	527,678	$5.86

	2008
	Outstanding Options			Options Exercisable
Range of Exercise Price	Outstanding at December 31	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31	Weighted Average Exercise Price
$0.74 – $2.50	161,642	6.5 years	$2.30	153,267	$2.31
$2.51 – $3.50	242,500	7.3 years	$3.28	153,000	$3.22
$3.51 – $10.00	198,625	7.0 years	$6.80	113,125	$4.41
$10.01 – $19.96	309,500	9.3 years	$12.21	42,416	$15.60

$0.74 – $19.96	912,267	7.7 years	$6.90	461,808	$4.34

	2007
	Outstanding Options			Options Exercisable
Range of Exercise Price	Outstanding at December 31	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31	Weighted Average Exercise Price
$0.74 – $2.50	174,042	7.4 years	$2.28	139,207	$2.28
$2.51 – $3.50	259,750	8.1 years	$3.26	120,250	$3.10
$3.51 – $10.00	113,875	6.2 years	$4.41	103,375	$4.18
$10.01 – $19.96	79,000	9.5 years	$15.01	—	—

$0.74 – $19.96	626,667	7.8 years	$4.68	362,832	$3.09

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions or range of assumptions noted in the following table. The weighted average grant date fair value of these options was $4.76 in 2009, $3.86 in 2008 and $3.51 in 2007. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is the calculated yield on our stock at the time of grant. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived by analyzing historic exercise behavior. The maximum contractual term of these options is ten years. Expected volatilities are based on historical volatility of the stock in 2009 and 2008 and the historical volatility of the NASDAQ Health Services Stock Index in 2007. The expected forfeiture rates are based on historical forfeiture rates. The assumptions used for all options granted for December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Risk-free interest rate	1.85% to 2.06%	1.88% to 2.90%	3.66% to 4.76%
Expected dividend yield	0%	0%	0%
Expected term	2.00 to 4.00 years	2.00 to 4.00 years	2.00 to 4.00 years
Expected volatility	90.39% to 115.20%	100.64% to 111.48%	41.07% to 42.13%
Expected forfeiture rate	50%	50%	25%
Exercise price of options issued	$13.04 to $16.34	$9.93 to $11.75	$6.80 to $19.96

In 2006, we granted a single award of 10,000 shares of restricted stock. The restriction on the award was removed in 2007.

In 2009, we issued restricted stock to certain participants under the 2009 plan. These shares are performance based and vest in quarter increments each March in 2010 through 2014. We use the average of the grant date high and low stock price along with an expected forfeiture rate of 50%, to calculate fair value. Transactions involving our Restricted Stock for the year ended December 31, 2009 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at December 31, 2008	—	$—
Granted	89,000	8.13
Forfeited	(500)	6.52
Vested	(1500)	6.52
Non-vested Stock outstanding at December 31, 2009	87,000	$8.17

For the years ended December 31, 2009, 2008 and 2007, we recognized equity-based compensation expense of approximately $604,000, $381,000 and $303,000, of which $604,000, $381,000 and $251,000, respectively, were related to employee or director options or restricted stock, and $0, $0 and $52,000, respectively, were related to warrants. Equity-based compensation expense is recognized as compensation expense in general and administrative expenses. As of December 31, 2009, we had approximately $1,679,000 of future compensation expense which we expect to record in our statements of operations through 2014.

14.    INCOME TAXES

At December 31, 2009, 2008 and 2007, we had federal net operating loss carryforwards of approximately $757,000, $4,313,000 and $15,723,000, respectively, which may be used to reduce future income taxes. In 2006, we had a 100% valuation allowance against the deferred tax asset that resulted from net operating loss carryforwards. Provisions or benefits for all federal and certain state income taxes were offset in full by changes in the deferred tax asset valuation allowance. In 2007, except for a $219,000 valuation allowance related to state net operating loss carryforwards, we reversed our deferred tax asset valuation allowance, as future earnings will more likely than not be adequate to allow utilization of the net operating carryforwards prior to their expiration. At December 31, 2009 and 2008, we had a $19,000 and $26,000, respectively, valuation allowance related to state net operating loss carryforwards.

Current provisions for state income taxes of $441,000, $226,000 and $50,000 were recorded in 2009, 2008 and 2007, respectively, for states in which the Company pays alternative minimum tax or no net operating loss carryforwards were available. Income tax expense (benefit) was as follows:

	2009	2008	2007
Current:
Federal	$2,985,000	$187,000	$75,000
State	441,000	226,000	50,000

Total Current	3,426,000	413,000	125,000

Deferred:
Federal	636,000	2,882,000	2,728,000
State	(18,000)	74,000	185,000
Valuation allowance	(7,000)	(193,000)	(6,483,000)

Total deferred	611,000	2,763,000	(3,570,000)

Income tax expense (benefit)	$4,037,000	$3,176,000	$(3,445,000)

A reconciliation between the amount determined by applying the federal statutory rate to income before income taxes and income tax expense (benefit) is as follows:

	2009		2008		2007
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at federal statutory rate	$3,671,000	34.0%	$3,041,000	34.0%	$2,113,000	34.0%
State and local tax expense , net of federal benefit	262,000	2.4%	235,000	2.36%	142,000	2.3%
Stock-based compensation and other permanent items	120,000	1.1%	68,000	0.8%	71,000	1.1%
Decrease in valuation allowance	(7,000)	* *	(193,000)	(2.2)%	(6,483,000)	(104.3)%
Other*	(9,000)	* *	25,000	0.3%	712,000	11.5%

Income tax expense (benefit)/effective tax rate	$4,037,000	37.4%	$3,176,000	35.5%	$(3,445,000)	(55.4)%

*	In 2007, “Other” consists primarily of adjustments related to the restatement described in Note 17 which were offset by changes to the valuation allowance prior to the reversal of all but $219,000 of the valuation allowance in the fourth quarter of 2007.
**	Less than 0.1%.

At December 31, 2009 we had a net deferred tax liability of $747,000 and at December 31, 2008, we had net deferred tax asset of approximately $ 833,000, before valuation allowances. In 2006, we had established valuation allowances of 100% of the net deferred tax assets due to the uncertainty regarding the realizability of our net operating loss carryforwards. In 2007, the valuation allowance, except for a $219,000 valuation allowance related to certain state net operating loss carryforwards, was reversed in accordance with management’s assessment that the federal net operating loss carry forwards would likely be utilized in future periods. The components of the net deferred tax assets as of December 31, 2009 and 2008 were as follows:

	2009			2008
	Current	Long-Term	Total	Current	Long-Term	Total
Deferred tax assets:
Net operating loss carry forward	$289,000	$71,000	$360,000	$1,455,000	$148,000	$1,603,000
Allowance for bad debts	28,000	—	28,000	36,000	—	36,000
AMT credit	—	—	—	—	296,000	296,000
Intangibles	—	123,000	123,000	—	—	—
Deferred rent	—	63,000	63,000	—	69,000	69,000
Other	—	222,000	222,000	—	119,000	119,000

Total	317,000	479,000	796,000	1,491,000	632,000	2,123,000

Deferred tax liabilities:
Intangible assets	—	(1,292,000)	(1,292,000)	—	(60,000)	(60,000)
Fixed assets	—	(251,000)	(251,000)	—	(27,000)	(27,000)
Share based compensation	—	—	—	(1,203,000)	—	(1,203,000)

Total	—	(1,543,000)	(1,543,000)	(1,203,000)	(87,000)	(1,290,000)

Total deferred tax asset (liability), net	317,000	(1,064,000)	(747,000)	288,000	545,000	833,000
Valuation allowance	—	(19,000)	(19,000)	—	(26,000)	(26,000)

Net deferred tax asset (liability)	$317,000	$(1,083,000)	$(766,000)	$288,000	$519,000	$807,000

At December 31, 2008 approximately $1.2 million is included in the net operating loss carryforward and share-based compensation items above. The share-based compensation item is attributable to tax deductions for the exercise of employee stock options in excess of related compensation expense recorded in the financial statements. This portion of net operating loss carryforwards and share-based compensation reversed in 2009 and was recorded as a reduction to taxes payable and increase to additional paid-in capital.

As of December 31, 2009, the MDSI net operating loss carryforwards are $757,000 and were created in 2009 and will expire in 2028 if not utilized. The net operating loss carryforwards may only be used to offset taxable income of MDSI and are further limited to $712,000 annually under Internal Revenue Section 382.

Effective January 1, 2007, we adopted the provisions FASB ASC Topic 740—Income Taxes related to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption our policy to include interest and penalties related to gross unrecognized tax benefits within the provision for income taxes did not change. Upon adoption, there was no entry required to retained earnings. Additionally, we have reviewed the requirements and have concluded that there are no uncertain tax positions taken in any of the open tax years which require recognition of a liability.

15.    SEGMENT INFORMATION

We operated within one reportable segment for all periods presented.

16.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenue	$14,930,000	$16,966,000	$18,491,000	$21,377,000
Gross profit	$5,343,000	$6,115,000	$6,574,000	$7,289,000
Operating income	$2,546,000	$2,822,000	$2,979,000	$2,736,000
Net income	$1,578,000	$1,756,000	$1,835,000	$1,590,000
Basic net earnings per share	$0.19	$0.21	$0.21	$0.18
Diluted net earnings per share	$0.18	$0.20	$0.20	$0.17

2008
Revenue	$11,729,000	$11,973,000	$12,161,000	$12,833,000
Gross profit	$4,154,000	$4,403,000	$4,518,000	$4,769,000
Operating income	$2,166,000	$2,201,000	$2,297,000	$2,283,000
Net income	$1,360,000	$1,435,000	$1,484,000	$1,489,000
Basic net earnings per share	$0.16	$0.17	$0.18	$0.18
Diluted net earnings per share	$0.15	$0.16	$0.17	$0.17

17.    RESTATEMENT

First 2007 Restatement (as filed in a Form 10-K Amendment No. 1 on April 15, 2008)

Subsequent to the filing of our Form 10-K on March 14, 2008, we determined that we should not have recorded a 2007 tax benefit in the 2007 Consolidated Statement of Operations related to stock option exercises, but instead should have delayed recognition until our net operating loss carryforwards are fully utilized. The deduction resulted in an increase to stockholders’ equity after the net operating loss carry forwards were fully utilized in 2009. In addition, we should have recorded the tax impact of warrants exercised during 2007, which results in additional tax deductions.

The restatement did not affect pre-tax operating results or net cash flow from operations for 2007. Due to our improving profitability, we previously determined and maintain our previously reported position that it is more likely than not that we will utilize the net operating loss carryforwards in the future. Accordingly, we believe that the reversal of the valuation allowance in 2007 remains appropriate.

We had previously reported an income tax benefit of $5,264,000 for the year ended December 31, 2007, resulting primarily from the reversal of our deferred tax asset valuation allowance. The restatement reduces the income tax benefit for the year ended December 31, 2007 by $980,000 to $4,284,000, resulting in a decrease in our net income for the year ended December 31, 2007 from $11,479,000, as originally reported, to $10,499,000. However, this $980,000 of reduced tax benefit was recorded as an increase in stockholders’ equity after the net operating loss carryforwards were fully utilized in 2009. Additionally, as a result of recognizing tax deductions associated with the exercise of warrants in 2007, the restatement increased the amount of net operating loss carryforwards available to offset future taxable income from $13.3 million to $15.8 million.

These adjustments arise from our accounting for the impact that two independent groups of occurrences had on our deferred income tax and tax benefit calculations for 2007. In both instances, the exercise of equity-based awards resulted in tax deductions. Since the tax deduction related to these equity-based awards exceeded the cumulative cost recognized for the awards, the excess of the realized tax benefit over the previously recognized deferred tax asset is an excess tax benefit. Since the excess tax benefit was due to an increase in our stock price after the grant dates, the excess tax benefit is normally recognized as an increase to additional paid-in capital. However, FASB ASC Topic 718—Compensation—Stock Compensation, subtopic 718-20-15 states that if the entity has net operating loss carryforwards (as we do), the excess tax benefit is not recognized as a credit to additional paid-in capital until the net operating loss carry forwards have been utilized and the benefit reduces taxes payable.

In the first instance, we did not properly account for the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options exercised during the 2007. The recording of the excess tax benefit of $980,000 should have been deferred and was recorded as a reduction in taxes payable and an increase to stockholders’ equity after the our net operating loss carryforwards were fully utilized in 2009, rather than recorded as a deferred tax asset on the Consolidated Balance Sheet and income tax benefit in the Consolidated Statement of Operations.

In the second instance, we did not take into account tax deductions arising from the exercise of warrants by two third parties during 2007. The recording of the excess tax benefit of $967,000 was deferred and was recorded as a reduction in taxes payable and an increase to stockholders’ equity after the net operating loss carryforwards were fully utilized in 2009.

Second 2007 Restatement (as filed in a Form 10-K Amendment No. 2 on May 19, 2008)

On April 15, 2008, we engaged Grant Thornton LLP as our new independent registered public accounting firm. During the course of their first quarter 2008 review, Grant Thornton raised additional questions about our accounting for income taxes in connection with the fourth quarter 2007 reversal of the deferred tax asset valuation allowance. As a result, we engaged BDO Seidman, LLP to provide independent income tax accounting services. On May 9, 2008, management, the Audit Committee of the Board of Directors and the Board of Directors determined that, due to errors in the manner in which we accounted for income taxes in the First Restatement (described above), our financial statements for the year ended December 31, 2007, as presented in the First Restatement, as well as the related audit reports of Habif, Arogeti & Wynne, L.L.P., our independent registered public accounting firm, with respect to those financial statements, should not be relied upon and should be restated.

The adjustments reduce the income tax benefit that we realized in 2007 by $839,000 from $4,284,000, as previously reported, to $3,445,000. This reduces 2007 net income from $10,499,000, as previously reported, to $9,660,000. The restatement does not affect pre-tax operating results or net cash flow from operations for 2007 and had a nominal effect on federal net operating loss carryforwards, which decreased from $15.8 million as previously reported to $15.7 million as restated.

The adjustments result from the following changes:

•

A reduction in the average statutory state income tax rate used to value our deferred tax assets and liabilities. Based on a review of the state income apportionment methodology, the estimated average statutory state tax rate as of December 31, 2007 was reduced from 7.6% to 3.5%. We expect to benefit from this reduction in the estimated tax rate in the future. This effect of this rate reduction is included in the other items listed below.

•

The unbundling of state net operating loss carryforwards from federal net operating loss carry forwards and the application of state and federal tax rates, respectively, to each component rather than applying a combined tax rate to the federal net operating loss carry forwards (a $534,000 reduction in the previously reported 2007 income tax benefit).

•

The correction of errors in the calculation of temporary timing differences related to the depreciation and amortization of tangible and intangible assets (a $309,000 reduction in the previously reported 2007 income tax benefit).

•

The re-establishment of a valuation allowance against deferred tax assets related to state net operating loss carryforwards in certain states in which the net operating loss carryforwards will more likely than not expire before they can be fully utilized (a $219,000 reduction in the previously reported 2007 income tax benefit). We continued to expect to be able to utilize all of our federal net operating loss carryforwards—and did so in 2009.

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

The current deferred tax liability has been netted against the current deferred tax asset for presentation purposes in accordance FASB ASC Topic 740—Income Taxes.

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

18.    SUBSEQUENT EVENT

In accordance with FASB ASC Topic 855—Subsequent Events, we evaluated all events or transactions that occurred after December 31, 2009 up through the date these financial statements were issued. During this period, no material recognizable subsequent events occurred although the following nonrecognizable event did occur. At December 31, 2009, we had accrued $1.2 million for the contingent consideration payment in connection with our acquisition of TRS. Under the terms of the TRS asset purchase agreement, the seller had until February 28, 2010 to accept or dispute our calculation of the contingent consideration payment. On February 26, 2010, we received notice that the seller disputed our calculation and claimed an additional payment of $1.9 million. We have evaluated this claim and believe that no additional payments are due under the calculations outlined in the asset purchase agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that are filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. To the extent that components of our internal control over financial reporting are included in our disclosure controls, they are included in the scope of the evaluation by the principal executive officer and principal financial officer referenced above.

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

Grant Thornton LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. The report appears in Part II, Item 8 immediately before the Consolidated Financial Statements.

Management’s Report on Internal Control over Financial Reporting

See Part II, Item 8 for Management’s Report on Internal Control over Financial Reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The disclosures required by this item are incorporated by reference from our proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The disclosures required by this item are incorporated by reference from our proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosures required by this item are incorporated by reference from our proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The disclosures required by this item are incorporated by reference from our proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The disclosures required herein are incorporated by reference from our proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report for Transcend Services, Inc.:

1. Financial Statements

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firms listed below are included in Item 8.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

(b) Exhibits

The following exhibits are filed with or incorporated by reference into this report, as noted.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
1.1	Underwriting Agreement, dated December 16, 2009, by and between Transcend Services, Inc., the selling stockholders listed in Schedule II of the Underwriting Agreement and Lazard Capital Markets LLC, as book running manager for the several underwriters listed in Schedule I of the Underwriting Agreement	8-K	000-18217	1.1	December 17, 2009

2.1	Asset Purchase Agreement, dated December 20, 2008, by and among Transcend Services, Inc., DeVenture Global Partners, Inc. d/b/a DeVenture Health Partners and Michael Deville	8-K	000-18217	2.0	December 23, 2008

2.2	Asset Purchase Agreement, dated March 26, 2009, by and among Transcend Services, Inc., Transcription Relief Services, LLC and R. Harvey, Inc.	8-K	000-18217	2.0	March 27, 2009

2.3	Stock Purchase Agreement, dated August 25, 2009, by and between Transcend Services, Inc. and Dorothy K. Fitzgerald	8-K	000-18217	2.0	August 28, 2009

3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003

3.2	Amended and Restated Bylaws	10-K	000-18217	3.2	December 19, 2007

4.1	Stock Purchase Warrant granted to Premier Holding of Illinois dated October 27, 2004	8-K	000-18217	4.1	March 9, 2005

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.2	Promissory Note Payable dated January 31, 2005 for $3,500,000 in favor of Susan McGrogan	10-K	000-18217	4.3	March 9, 2005

4.3	Promissory Note dated as of March 1, 2005 between Transcend Services, Inc. and the Development Corporation of Abilene, Inc.	10-Q	000-18217	4.1	July 28, 2005

4.4	Loan and Security Agreement dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.1	January 12, 2006

4.5	Acquisition Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.2	January 12, 2006

4.6	Revolving Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.3	January 12, 2006

4.7	Form of Indenture	S-3	333-162106	4.7	September 24, 2009

10.1*	1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.1	November 15, 1996

10.2*	Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.2	November 15, 1996

10.3*	2001 Stock Option Plan	10-K	000-18217	4.15	March 6, 2002

10.4*	2003 Stock Incentive Plan	10-Q	000-18217	4.3	July 29, 2004

10.5*	2004 Employee Stock Purchase Plan	10-Q	000-18217	4.4	July 29, 2004

10.6	Clinical Documentation Solution Agreement between Transcend Services, Inc. and MultiModal Technologies, Inc. effective September 28, 2004 (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24(b)(2) and accordingly, those portions have been omitted from this exhibit and filed separately with the Commission.)	10-K	000-18217	10.6	March 9, 2005

10.7*	2005 Stock Incentive Plan	10-Q	000-18217	10.1	July 28, 2005

10.8	Agreement for Financial Assistance dated March 1, 2005 between the Development Corporation of Abilene, Inc. and Transcend Services, Inc.	10-Q	000-18217	10.1	April 28, 2005

10.9	Option Agreement to Purchase Stock dated August 15, 2005 between Susan McGrogan and Transcend Services, Inc.	10-Q	000-18217	10.2	October 26, 2005

10.10	Transcend Services, Inc. Stock Purchase Warrant to Purchase Shares of Common Stock, $.05 Par Value.	8-K/A	000-18217	10.1	February 27, 2006

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11	Amendment to Option Agreement to Purchase Stock between Susan McGrogan and Transcend Services, Inc. dated December 21, 2005.	10-K	000-18217	10.11	March 6, 2006

10.12*	2006 Executive Compensation Plan	10-K	000-18217	10.12	March 6, 2006

10.13	Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc. dated May 19, 2005.	10-K	000-18217	10.13	March 6, 2006

10.14	Lease Schedule No. 001R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated December 20, 2005.	10-K	000-18217	10.14	March 6, 2006

10.15	Lease Schedule No. 002R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated October 4, 2005.	10-K	000-18217	10.15	March 6, 2006

10.16	Lease Schedule No. 003R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated December 21, 2005.	10-K	000-18217	10.16	March 6, 2006

10.17	Clinical Documentation Solution Agreement by and between MultiModal Technologies, Inc. and Transcend Services, Inc., effective as of September 1, 2006.	8-K/A	000-18217	10.1	March 1, 2006

10.18	Promissory Note between Transcend Services. Inc. and Development Corporation of Abilene, Inc. dated December 1, 2008	8-K	000-18217	10.1	January 2, 2009

10.19*	2007 Stock Incentive Plan	DEF14A	000-18217	A	April 12, 2007

10.20*	2009 Stock Incentive Plan	DEF14A	000-18217	A	April 6, 2009

10.21	Loan and Security Agreement, dated August 31, 2009, by and between Transcend Services, Inc., Medical Dictation Services, Inc. and Regions Bank	8-K	000-18217	10.1	September 3, 2009

10.22	Unsecured Promissory Note, dated August 31, 2009, issued by Transcend Services, Inc. to Dorothy K. Fitzgerald	8-K	000-18217	10.2	September 3, 2009

10.23	Registration Rights Agreement, dated August 31, 2009, between Transcend Services, Inc. and Dorothy K. Fitzgerald	8-K	000-18217	10.3	September 3, 2009

10.24#	Transcription Services Agreement between Transcend Services, Inc. and Hospital Management Associates, Inc.	8-K	000-18217	10.1	September 17, 2009

10.25*	Form of Officer Restricted Stock Agreement (2010 Grants)

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.26*	Form of Officer Restricted Stock Agreement (2009 Grants)

10.27	Amendment to Loan and Security Agreement and Waiver, by and between Transcend Services, Inc., Medical Dictation Services, Inc. and Regions Bank, dated September 21, 2009

10.28	Amendment to Loan and Security Agreement and Waiver, by and between Transcend Services, Inc., Medical Dictation Services, Inc. and Regions Bank, dated December 1, 2009

10.29	Amendment to Loan and Security Agreement and Waiver, by and between Transcend Services, Inc., Medical Dictation Services, Inc. and Regions Bank, dated February 15, 2010	8-K	000-18217	10.1	February 19, 2010

14.1	Transcend Services, Inc. Code of Business Conduct and Ethics Policy	10-K	000-18217	14.1	February 12, 2004

23.1	Consent of Grant Thornton LLP

23.2	Consent of Habif, Arogeti & Wynne, LLP

+31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

+31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

+32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement
#	Confidential treatment has been granted with respect to certain portions of this Exhibit, which portions have been omitted and filed separately with the SEC as part of an application for confidential treatment.
+	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.

(c) Financial Statement Schedules.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2008 and 2007

	Balance at Beginning of Period	Charged to Costs and Expenses	Net (Deductions) Recoveries	Balance at End of period
Year ended December 31, 2009
Allowance for doubtful accounts (1)	$99,000	51,000	(54,000)	$96,000
Deferred tax asset valuation allowance (2)	$26,000	(7,000)		$19,000
Year ended December 31, 2008
Allowance for doubtful accounts (1)	$85,000	57,000	(43,000)	$99,000
Deferred tax asset valuation allowance (2)	$219,000	(193,000)		$26,000
Year ended December 31, 2007
Allowance for doubtful accounts (1)	$115,000	124,000	(154,000)	$85,000
Deferred tax asset valuation allowance (2)	$6,702,000	(6,483,000)		$219,000

Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries. In 2006 and 2005, the Company had a 100% valuation allowance against the deferred tax asset that resulted from net operating loss carryforwards. Provisions or benefits for all federal and certain state income taxes were offset in full by changes in the deferred tax asset valuation allowance. In 2007, the Company, except for a $219,000 valuation allowance related to state net operating loss carryforwards, reversed its deferred tax asset valuation allowance, as future earnings will more likely than not be adequate to allow utilization of the net operating loss carryforwards prior to their expiration. At December 31, 2009, the Company had a $19,000 valuation allowance related to state net operating loss carryforwards.

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

Dated: March 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LARRY G. GERDES Larry G. Gerdes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 3, 2010

/S/ LANCE CORNELL Lance Cornell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2010

/S/ JOSEPH G. BLESER Joseph G. Bleser	Director	March 3, 2010

/S/ JOSEPH P. CLAYTON Joseph P. Clayton	Director	March 3, 2010

/S/ JAMES D. EDWARDS James D. Edwards	Director	March 3, 2010

/S/ WALTER S. HUFF, JR. Walter S. Huff, Jr.	Director	March 3, 2010

/S/ SIDNEY V. SACK Sidney V. Sack	Director	March 3, 2010

/S/ CHARLES E. THOELE Charles E. Thoele	Director	March 3, 2010