Form 10-Q
period 2010-03-31
TRANSCEND SERVICES INC
filed 2010-05-07
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.05 par value	10,491,182

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Rounded to the nearest thousand)

	March 31, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$17,498,000	$25,732,000
Short-term investments	11,287,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $96,000 at March 31, 2010 and December 31, 2009	9,513,000	9,500,000
Deferred income tax, net	43,000	317,000
Prepaid expenses and other current assets	312,000	316,000

Total current assets	38,653,000	37,865,000
Property and equipment:
Computer equipment	3,155,000	3,095,000
Software	3,595,000	2,990,000
Furniture and fixtures	684,000	611,000

Total property and equipment	7,434,000	6,696,000
Accumulated depreciation and amortization	(5,132,000)	(4,857,000)

Property and equipment, net	2,302,000	1,839,000
Capitalized software, net	812,000	176,000
Intangible assets:
Goodwill	23,650,000	23,650,000
Other intangible assets	6,699,000	6,699,000

Total intangible assets	30,349,000	30,349,000
Accumulated amortization	(1,187,000)	(1,014,000)

Intangible assets, net	29,162,000	29,335,000
Other assets	164,000	173,000

Total assets	$71,093,000	$69,388,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,652,000	$1,384,000
Accrued compensation and benefits	2,990,000	2,296,000
Promissory note payable to related party	2,000,000	2,000,000
Promissory notes payable	378,000	899,000
Other accrued liabilities	1,782,000	2,210,000

Total current liabilities	8,802,000	8,789,000
Long term liabilities:
Deferred income tax, net	855,000	1,083,000
Other liabilities	151,000	159,000

Total long term liabilities	1,006,000	1,242,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.05 par value; 15,000,000 shares authorized at March 31, 2010 and December 31, 2009; 10,489,000 and 10,477,000 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	525,000	524,000
Additional paid-in capital	61,381,000	61,086,000
Retained deficit	(621,000)	(2,253,000)

Total stockholders’ equity	61,285,000	59,357,000

Total liabilities and stockholders’ equity	$71,093,000	$69,388,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and rounded to the nearest thousand,

except earnings per share)

	Three months ended March 31,
	2010	2009
Revenue	$22,206,000	$14,930,000
Direct costs (exclusive of depreciation and amortization)	14,726,000	9,587,000

Gross profit	7,480,000	5,343,000
Operating expenses:
Sales and marketing (exclusive of depreciation and amortization)	403,000	407,000
Research and development (exclusive of depreciation and amortization)	426,000	369,000
General and administrative (exclusive of depreciation and amortization)	3,528,000	1,766,000
Depreciation and amortization	448,000	255,000

Total operating expenses	4,805,000	2,797,000

Operating income	2,675,000	2,546,000
Other income and expense:
Interest income	14,000	11,000
Interest expense	(41,000)	(42,000)

Net other income and (expense)	(27,000)	(31,000)

Income before income taxes	2,648,000	2,515,000
Income tax provision	1,016,000	937,000

Net income	$1,632,000	$1,578,000

Basic earnings per share:
Net earnings per share	$0.16	$0.19

Weighted average shares outstanding	10,483,000	8,470,000

Diluted earnings per share:
Net earnings per share	$0.15	$0.18

Weighted average shares outstanding	10,913,000	8,797,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Unaudited and rounded to the nearest thousand)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Deficit	Stockholders’ Equity
Balance, December 31, 2009	—	$—	10,477,000	$524,000	$61,086,000	$(2,253,000)	$59,357,000
Net income						1,632,000	1,632,000
Issuance of common stock from stock incentive plans			12,000	1,000	6,000		7,000
Share-based compensation expense					214,000		214,000
Revision of estimate for capitalized expenses of stock offering					55,000		55,000
Tax benefit from disqualifying dispositions of stock options and warrants					20,000		20,000

Balance, March 31, 2010	—	$—	10,489,000	$525,000	$61,381,000	$(621,000)	$61,285,000

The accompanying notes are an integral part of this consolidated financial statement.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and rounded to the nearest thousand)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,632,000	$1,578,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	46,000	938,000
Depreciation and amortization	448,000	255,000
Share-based compensation	214,000	110,000
Changes in assets and liabilities:
Accounts receivable, net	(13,000)	(428,000)
Prepaid income taxes, excluding tax benefit for share based payments	84,000	—
Tax benefit for share based payments	(20,000)	—
Prepaid expenses and other current assets	(60,000)	41,000
Other assets	9,000	14,000
Accounts payable	268,000	(273,000)
Accrued and other liabilities	258,000	(320,000)

Total adjustments	1,234,000	337,000

Net cash provided by operating activities	2,866,000	1,915,000
Cash flows from investing activities:
Capital expenditures	(738,000)	(170,000)
Capitalized software development costs	(636,000)	—
Purchase of investments	(9,287,000)	—
Purchase of businesses, net of cash acquired	—	(4,250,000)

Net cash used in investing activities	(10,661,000)	(4,420,000)
Cash flows from financing activities:
Proceeds from stock options and other issuances of stock	7,000	74,000
Revision of estimate for capitalized expenses of stock offering	55,000	—
Tax benefit for share based payments	20,000	—
Repayment of promissory notes payable	(521,000)	(146,000)
Repayment of revolving promissory note	—	(4,000)

Net cash used in financing activities	(439,000)	(76,000)

Net change in cash and cash equivalents	(8,234,000)	(2,581,000)
Cash and cash equivalents at beginning of period	25,732,000	12,282,000

Cash and cash equivalents at end of period	$17,498,000	$9,701,000

Supplemental cash flow information:
Cash paid for interest	$17,000	$14,000
Cash paid for income taxes	$741,000	$382,000

Non-cash investing and financing activities:
Additional contingent consideration accrued for previous acquisition	—	$151,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Transcend Services, Inc. (the “Company” or “Transcend”) and for the periods after August 31, 2009, our wholly-owned subsidiary, Medical Dictation Services, Inc. (“MDSI”). All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements are unaudited and have been prepared by our management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009. Footnote disclosure that substantially duplicates the disclosure contained in that document has been omitted.

Capitalized Software

We account for computer software development costs for products to be licensed or otherwise marketed to third parties in accordance with ASC Topic 985 – Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Upon achieving technological feasibility, programming costs are capitalized until the product is made available for general release to customers. The capitalized costs are amortized over the economic useful life of the product. At the end of 2009 we began to capitalize costs associated with the development of our next generation transcription platform. The product which we intend to license or otherwise market to third parties is still in development and thus amortization of capitalized costs has not begun. All additional capitalized software is reported in property and equipment since the software is for internal use only.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued update 2010-06 to Topic 820 – Fair Value Measurements and Disclosures. This update provided requirements of new disclosures of significant transfers in and out of Levels 1 and 2, and expanded disclosure of activity in Level 3. This update also clarified existing disclosures around the level of disaggregation of each class of assets and liabilities, and about fair value inputs and valuation techniques for Level 2 and Level 3. This update was effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this update did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

None

3. ACQUISITIONS

On January 1, 2009, we completed the acquisition of DeVenture Global Partners, Inc. (“DeVenture”) in accordance with the Asset Purchase Agreement entered into on December 26, 2008. We purchased substantially all of the assets and assumed certain liabilities of DeVenture to expand our market share, capitalize on the potential for the acquired business to grow and leverage our fixed overhead costs across a larger revenue base. DeVenture’s debt was not assumed. Including the contingent payment, the total purchase price was $4,375,000. Goodwill of $3,049,000 was recorded for the DeVenture acquisition. Goodwill consisted primarily of the synergies and economies of scale expected from combining the operations of Transcend and DeVenture and the value of the DeVenture assembled workforce.

On April 1, 2009, we completed the acquisition of the domestic medical transcription business of Transcription Relief Services, Inc. (“TRS”) in accordance with the Asset Purchase Agreement entered into on March 26, 2009. We purchased the TRS assets and assumed certain liabilities of TRS to expand our market share, capitalize on the potential for the acquired business to grow and leverage our fixed overhead costs across a larger revenue base. TRS’s debt was not assumed. A contingent payment in the amount of $1,123,000 was paid in February 2010 (see Note 11 of the Notes to Consolidated Financial Statements). Including the contingent payment, the purchase price was $5,623,000. Goodwill of $2,773,000 was recorded for the TRS acquisition. This consisted primarily of the synergies and economies of scale expected from combining the operations of Transcend and TRS and the value of the TRS assembled workforce.

On August 31, 2009 we purchased from the selling shareholder, Dorothy K. Fitzgerald, all issued and outstanding shares of common stock of MDSI. Headquartered in Gaithersburg, Maryland, MDSI was a leading medical transcription company with approximately 450 transcriptionists and employees providing service to approximately 30 customers located predominantly in the mid-Atlantic region of the United States. We purchased MDSI to capitalize on the potential for the acquired business to grow, leverage our fixed overhead costs across a larger revenue base and increase our presence in the Mid-Atlantic region of the United States. The total purchase price was $15,487,000. Goodwill of $13.1 million was recorded for the MDSI acquisition. This consisted primarily of the synergies and economies of scale expected from combining the operations of Transcend and MDSI and the value of the MDSI assembled workforce.

4. MAJOR CUSTOMERS

In September 2009, we announced that we had entered into a five-year single-source contract to provide medical transcription services to hospitals that are members of Health Management Associates (“HMA”) effective October 1, 2009. Prior to signing this agreement, we had individual contracts with approximately 45 of HMA’s 54 hospitals. The new agreement expanded the existing relationship between Transcend and HMA to include the HMA hospitals which were using other transcription service providers. As of March 31, 2010, we have transitioned all but two of the existing HMA hospitals. In addition, pursuant to the terms of the agreement, any future hospitals acquired or managed by HMA will transition to us as soon as practicable.

Revenue attributable to our contract with HMA comprised 18.5% and 19.6% of our total revenue for the three months ended March 31, 2010 and 2009, respectively. The decrease in the percentage in 2010 from 2009 is due primarily to the additional revenue from the businesses acquired in 2009.

Our top 10 customers (a customer is an individual hospital) accounted for approximately 14.7% of our transcription revenue for the three months ended March 31, 2010, averaging $1.3 million of annualized revenue per customer, with no one customer accounting for greater than 10% of revenue. Our average annual revenue per customer was approximately $349,000 in 2009 and $348,000 for the first quarter of 2010.

5. INVESTMENTS

Short-term investments consist of government notes and fully insured certificates of deposit with original maturities of 91 to 227 days. These investments are classified as available-for-sale.

Description	March 31, 2010	December 31, 2009
Available-for-sale
Certificates of deposit	$7,289,000	$2,000,000
U.S. Treasury Securities	3,998,000	—

Total short-term investments	$11,287,000	$2,000,000

6. GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and other intangible assets in accordance with the provisions of FASB ASC Topic 350 – Intangibles-Goodwill and Other. Under this Topic, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. A portion of the respective purchase prices of the acquisitions of Medical Dictation, Inc. (“MDI”) and PracticeXpert, acquired in 2005,

OTP Technologies, Inc. (“OTP”), acquired in 2007 and DeVenture, TRS and MDSI, all acquired in 2009, were attributed to goodwill and other intangible assets.

Other Intangible Assets

(Rounded to the nearest thousand)

		March 31, 2010 (unaudited)			December 31, 2009 (audited)
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants not to compete	5	$218,000	$76,000	$142,000	$218,000	$67,000	$151,000
Customer relationships	5-10	6,481,000	1,111,000	5,370,000	6,481,000	947,000	5,534,000

Total intangible assets		$6,699,000	$1,187,000	$5,512,000	$6,699,000	$1,014,000	$5,685,000

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 820 – Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This topic requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

In accordance with FASB ASC Topic 825 – Financial Instruments, the carrying value of short-term debt, which totaled $2,378,000 as of March 31, 2010 and $2,899,000 as of December 31, 2009, was estimated to approximate its fair value. The fair value of debt is estimated based on approximate market interest rates for similar issues. Our other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of those assets and liabilities.

At December 31, 2009 our short-term investments consisted of fully-insured certificates of deposits with maturities of less than four months. These investments were valued using Level 1 inputs and carrying value approximated fair value.

At March 31, 2010 our short-term investments consisted of government notes and fully-insured certificates of deposits. These investments are classified as available-for-sale and valued using Level 1 inputs (quoted prices in active markets) and carrying value approximates fair value. The following table summarizes the carrying amounts and fair values of short-term investments at March 31, 2010:

Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
Certificates of deposit	$7,289,000	$7,289,000	$—	$—
U.S. Treasury Securities	3,998,000	3,998,000	—	—

Total short-term investments	$11,287,000	$11,287,000	$—	$—

8. BORROWING ARRANGEMENTS

Credit Facility

We maintained a four year credit facility with Healthcare Finance Group (“HFG”) through August 31, 2009. The HFG facility was due to mature on December 31, 2009 and was initially comprised of up to $3.6 million on an accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. The term loan portion expired on December 31, 2007. On August 31, 2009, we terminated our credit facility with HFG in order to secure new financing from Regions Bank. In the third quarter of 2009, we wrote off the unamortized financing costs related to the HFG facility and incurred an early termination fee of $10,000 that was paid to HFG upon termination. HFG released all claims to our assets held as security for the facility.

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both “borrowers” under the loan and security agreement, which replaced our previous credit facility with HFG. The loan and security agreement includes a one-time term loan of $7.0 million for the costs and expenses of, and, to the extent necessary, a portion of the purchase price for MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. We may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. The maximum amount of the revolving loan may be increased at the discretion of Regions Bank to $8.0 million. The term loan became payable in monthly installments of $155,556 beginning December 1, 2009 and ending August 1, 2013. We used $4.0 million of the proceeds from the follow-on offering completed in the fourth quarter of 2009 to pay down the term loan. By making the stated monthly payments, the remainder of the term loan will be paid-off in 2010. The revolving loan commitment expires in August, 2010. Borrowings bear interest at a rate based on the current LIBOR, and are secured by substantially all of our assets. The outstanding balance on the term loan was $378,000 and the balance on the revolver was $0 as of March 31, 2010.

The loan and security agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the loan and security agreement restricts us from incurring certain additional debt, prohibits us from creating, permitting or allowing certain liens on our property, restricts the payment of dividends, distributions and other specified equity related transactions, and prohibits certain borrowings and specified transactions with affiliates. The loan and security agreement also requires the maintenance of a specified minimum fixed charge coverage ratio, tangible net worth, and cash flow leverage, as defined in the agreement. As of March 31, 2010, we were in compliance with all covenants of the agreement.

On April 8, 2010, Transcend and MDSI entered into a commitment letter for a senior secured credit facility in an aggregate principal amount of up to $65,000,000 with Regions Business Capital, Regions Capital Markets and Regions Bank (collectively, “Regions”). The credit facility consists of a $20,000,000, four-year revolving credit facility and a $45,000,000, four-year term loan facility. Transcend and MDSI are both “Borrowers” under the commitment letter. The commitment will terminate on May 28, 2010 unless the definitive credit agreement and other legal documents related to the senior credit facility have been executed. Under the terms of the commitment letter, Regions agreed to: (i) serve as the sole and exclusive administrative agent for the credit facility; (ii) provide a commitment to lend all of the credit facility; and (iii) serve as sole lead arranger and book runner for the credit facility, and in such capacities to form a syndicate of financial institutions reasonably acceptable to the Borrowers for the credit facility. The principal terms and conditions of the credit facility to be provided by the commitment letter include representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the credit facility would place restrictions on the Borrowers incurring certain additional debt, having certain liens on their property, paying dividends and making distributions, and entering into specified transactions with affiliates. The terms of the credit facility would also require us to maintain a specified minimum fixed charge coverage ratio, total leverage ratio, and net worth, each as defined in the commitment letter.

We intended to use part of the proceeds from the above credit facility to fund our bid for substantially all of the assets of Spheris, Inc. (“Spheris”) and the stock of its subsidiary, Spheris India Private Limited (“Spheris India”). Spheris declared bankruptcy under Chapter 11 and an auction under Section 363 of the United States Bankruptcy Code was held for substantially all of the assets of Spheris and the stock of Spheris India, subject to the terms of a stock and asset purchase agreement. The United States Bankruptcy Court for the District of Delaware established a bid process whereby interested parties, including us, submitted qualified bids on April 8, 2010. Qualified bidders participated in the auction held on April 13, 2010. We were not the successful bidder in the auction and we do not intend to close the new credit facility. We expect that our existing credit facility will remain in place. We expensed approximately $300,000 of costs related to the credit facility in the first quarter of 2010 that would have been capitalized if the credit facility had closed. In addition to these credit facility costs in the first quarter of 2010, we also expensed $378,000 of attorney and advisor costs related to the bid for Spheris.

DCOA Promissory Note

On April 6, 2005, we fulfilled the prerequisites for receiving the proceeds under a promissory note dated March 1, 2005 payable to the Development Corporation of Abilene, Inc. (“DCOA”) in the principal amount of $1.0 million (the “Promissory Note”). The Promissory Note was initially secured by a $150,000 letter of credit from a bank and certain furniture and equipment. The letter of credit was released December 7, 2005 and the remaining collateral was released as the principal balance of the Promissory Note was reduced. The Promissory Note relates to the Agreement for Financial Assistance by and between DCOA and Transcend effective as of March 1, 2005 that was approved by DCOA on March 4, 2005 and amended on June 6, 2006 (collectively, the “Agreement”).

Under the terms of the Agreement, DCOA agreed to provide up to $2 million of interest-free, secured loans to Transcend (the “Loans”). In return, Transcend agreed to recruit, hire and train up to 208 medical transcription professionals in the Abilene area. DCOA offered the Loans to Transcend in two increments of $1 million each. The Promissory Note is the first such Loan. During 2007, the Company was informed by the DCOA that the second $1 million loan was no longer available. As defined in the Agreement, principal reductions of the Promissory Note were effected through quarterly training credits and annual earned job creation incentive credits, not cash, totaling $349,000 through November 30, 2008.

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

OTP Promissory Note

On January 16, 2007, we entered into a three year, $330,000 unsecured promissory note in conjunction with the purchase of OTP. The note bore interest at 5.0% and the principal was to be repaid as follows: $110,000 on January 16, 2008; $55,000 on July 16, 2008; $55,000 on January 16, 2009; $55,000 on July 16, 2009 and $55,000 on January 16, 2010. The final payment on this note was made in January 2010.

MDSI Promissory Note

On August 31, 2009, we entered into a one year $2,000,000 unsecured promissory note at 5% interest, payable to Dorothy Fitzgerald, in conjunction with the purchase of MDSI. All principal and interest are due and payable at maturity on August 31, 2010.

9. TRANSACTIONS WITH RELATED PARTIES

We acquired all issued and outstanding shares of MDSI common stock from Dorothy Fitzgerald for an estimated purchase price of $15,487,000. Payment of the purchase price included a $2,000,000 payment due at the delivery of audited financial statements and a $2,000,000 promissory note payable to Ms. Fitzgerald, the terms of which are described in Note 7 “Borrowing Arrangements.” In addition, we entered into a registration rights agreement dated August 31, 2009, providing Ms. Fitzgerald with “piggyback” registration rights. Ms. Fitzgerald is currently employed by us.

10. STOCK-BASED COMPENSATION

We have six stockholder-approved stock incentive plans (“Plans”), for our key employees, directors and key consultants. The Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and, in the case of the plans approved by the shareholders on May 10, 2007 and May 19, 2009, restricted stock units and stock appreciation rights. We intend to grant new awards under only the 2009 Stock Incentive Plan (the “2009 Plan”). The options are granted at fair market value, as defined in the option agreement, on the date of grant. There are 250,924 shares available for issuance at March 31, 2010.

Our stock-based awards are accounted for under the provisions of FASB ASC Topic 718 – Stock Compensation. We measure and recognize stock-based compensation expense based on the fair value measurement for all stock-based payment awards made to our employees and directors over the service period for which the awards are expected to vest. We calculated the fair value of each restricted stock award based on our stock price on the date of grant. We calculated the fair value of each stock option award on the date of grant using the Black-Scholes-Merton option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as a number of complex assumptions including expected life, expected volatility, risk free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from our historical amounts.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions or range of assumptions. The weighted average grant date fair value of options granted in the first quarter of 2010 was $6.08. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is the calculated yield on our stock at the time of grant. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived by analyzing historic exercise behavior. The maximum contractual term of these options is ten years. Expected volatilities are based on historical volatility of the stock in 2010, 2009, 2008 and the historical volatility of the NASDAQ Health Services Stock Index in 2007. The expected forfeiture rates are based on historical forfeiture rates. The following assumptions were used for all options granted during the quarter ending March 31, 2010:

Risk-free interest rate	2.09%
Expected dividend yield	0%
Expected term	1.96 to 4.00 years
Expected volatility	74.24% to 115.76%
Expected forfeiture rate	50%
Exercise price of options issued	$20.72

Transactions involving the Company’s stock options for the three months ended March 31, 2010 were as follows:

	Number of Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2009	863,517	$7.75	7.0 years
Granted	20,000	$20.72
Forfeited	(5,000)	$4.67
Exercised	(2,000)	$3.23
Outstanding at March 31, 2010	876,517	$8.07	6.8 years	$7,169,909

*	The aggregate intrinsic value is based on a closing stock price of $16.25 as of March 31, 2010.

In the current quarter, we issued restricted stock to certain participants under the 2009 Plan. These shares are performance based and vest at the end of 2010. We use the average of the grant date high and low stock price along with an expected forfeiture rate of 50%, to calculate fair value. Transactions involving the Company’s restricted stock for the three months ended March 31, 2010 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at December 31, 2009	87,000	$8.17
Granted	10,000	10.36
Forfeited	—
Vested	(21,750)	8.17
Non-vested stock outstanding at March 31, 2010	75,250	8.46

We recognized equity-based compensation expense under FASB ASC Topic 718—Compensation-Stock Compensation of approximately $214,000 and $110,000 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, we had approximately $1,690,000 of future equity-based compensation expense which we expect to record in our statements of operations through 2014.

11. CONTINGENCIES

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

On June 10, 2005, Transcend entered into a master equipment lease agreement with Farnam Street Financial, Inc. (“Farnam Street”). On April 22, 2009, Transcend filed a complaint in the United States District Court for the District of Minnesota against Farnam Street, alleging breach of contract, fraud and violation of the Deceptive Trade Practices Act, among other things. Farnam Street answered the complaint and filed a counter-claim against Transcend, alleging breach of contract, among other things. The dispute centers around lease renewal, lease termination and lease buy-out provisions. The lawsuit is in the early procedural stages. We have determined that the probability of a gain is remote, the probability of a loss is reasonably possible but not probable and that the amount of loss cannot be reasonably estimated at this time.

A contingent consideration payment was part of the agreement in connection with the acquisition of TRS. We estimated the fair value of this payable as of the purchase date of the acquisition. FASB ASC, Topic 805—Business Combinations requires that this estimate be re-measured to fair value at each reporting date until the contingency is resolved. These interim changes in estimated fair value, along with any differences in the final settlement, are recognized in operating expense. The purchase date fair value of the TRS contingent consideration was $353,000. As of December 31, 2009, the value was calculated as $1,123,000. The $770,000 difference was recognized as operating expense in the fourth quarter of 2009 and the total amount of $1,123,000 was paid in February 2010. Under the terms of the TRS asset purchase agreement, TRS had until February 28, 2010 to accept or dispute our calculation of the contingent consideration payment. On February 26, 2010, we received notice that TRS disputed our calculation and claimed an additional payment of $1,877,000. We responded on March 10, 2010 stating that TRS’s objections were without merit and asking that the dispute be postponed pending delivery of the backlog contingent payment calculation. TRS agreed to the postponement. On March 30, 2010, we delivered the backlog contingent payment calculation to TRS showing an amount payable of $0. TRS objected to our backlog contingent payment calculation. Per the asset purchase agreement the next step is for the parties to select an independent auditor to review the calculation of the entire contingent payment. On May 6, 2010, TRS filed a civil action against Transcend in the United States District Court for the Middle District of North Carolina. TRS generally alleges that we frustrated their ability to maximize the contingent payment. TRS seeks compensatory damages of approximately $1,877,000, unspecified damages, attorney’s fees, interest and costs. We have evaluated this claim and the civil action and believe that no additional payments are due under the calculations outlined in the asset purchase agreement.

12. INCOME TAXES

We determine our periodic income tax provision based upon the current period taxable income and our annual estimated tax rate adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to our current annual estimated tax rate.

Our pre-2009 federal net operating loss carryforwards have been fully utilized in 2009. We acquired federal net operating loss carryforwards in the acquisition of MDSI of $994,000, which we expect to utilize by the end of 2011. These losses are subject to Internal Revenue Code Section 382, Limitation On Net Operating Loss Carryforwards and Certain Built-in Losses Following Ownership Change. The carryforwards would be forfeited if the subsidiary is merged into Transcend, but we currently expect to continue to operate the subsidiary until all carryforwards can be utilized.

Our effective income tax rate was approximately 38.4% and 37.3% for the three months ended March 31, 2010 and 2009, respectively.

13. SUBSEQUENT EVENT

In accordance with FASB ASC Topic 855-Subsequent Events, the Company evaluated all events or transactions that occurred after March 31, 2010 up through the date these financial statements were issued. One of our major competitors, Spheris, declared bankruptcy under Chapter 11 and an auction under Section 363 of the United States Bankruptcy Code was held for substantially all of the assets of Spheris and the stock of its subsidiary Spheris India, subject to the terms of a stock and asset purchase agreement. The United States Bankruptcy Court for the District of Delaware established a bid process whereby interested parties, including us, submitted qualified bids on April 8, 2010. Qualified bidders participated in the auction held on April 13, 2010. We intended to use part of the proceeds from the new credit facility to be provided pursuant to our commitment letter with Regions (see Note 8 of Notes to Consolidated Financial Statements) to fund our bid for substantially all of the assets of Spheris and the stock of Spheris India. We were not the successful bidder in the auction and we do not intend to close the new credit facility. We expensed approximately $300,000 of costs related to the credit facility in the first quarter of 2010 that would have been capitalized if the credit facility had closed. In addition to the credit facility costs in the first quarter of 2010, we also expensed $378,000 of attorney and advisor costs related to the bid for Spheris for a total of $678,000 in acquisition-related costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our expectations, anticipations or beliefs about future events, including our operating results, financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors. Factors that might cause or contribute to such differences include, but are not limited to, competitive pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for the Company’s products and services, business conditions in the integrated health care delivery network market, general economic conditions, and the risks and uncertainties described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, in subsequently filed Quarterly Reports on Form 10-Q and in other filings that we make with the Securities Exchange Commission (“SEC”). Our SEC filings are available from us and are also available at the SEC’s website at http://www.sec.gov. In addition, factors that we are not currently aware of could harm our future operating results. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to make any revisions to the forward-looking statements or to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.

Overview

We are the second largest medical transcription company in the United States based on revenues. We serve approximately 250 customers nationwide. We estimate that our primary target market is approximately $2.5 billion, comprised primarily of approximately 5,000 community-based hospitals (hospitals accessible by the general public) in the United States. Our mission is to provide accurate and timely documentation of the patient/ medical provider encounter at a competitive price. Customer service is crucial to our success, and we have consistently been ranked among the top medical transcription service organizations in the industry. Our approximately 1,950 home-based domestic medical language specialists, supplemented by our offshore partners, provide high quality medical documents and fast turnaround times, resulting in high customer retention rates, which have averaged more than 94% (measured by revenues) over the last three years. We develop and utilize an array of technology solutions to support the transcription process, including robust voice capture systems, state-of-the-art speech recognition technology, our proprietary BeyondTXT transcription platform and various customer-specific systems. We believe we are well-positioned to benefit from the increasing adoption and use of electronic medical record, or EMR, solutions because the data and narrative content we create comprise key portions of EMRs.

Hospitals have the flexibility of choosing between our two primary service delivery options. Customers with in-house transcription platforms can partner with us to provide medical transcription services directly on their platform. Customers deciding to outsource this function can outsource the entire transcription process to us, in which case we provide our services using our BeyondTXT transcription workflow platform.

Our revenue is recurring in nature, which we believe results from our customers’ ongoing, mission-critical need to document each doctor-patient encounter and our consistently high service levels, resulting in high customer retention rates. Since we are paid directly by hospitals and other providers, we have no insurance-related reimbursement risk.

Outlook

The U.S. economy has deteriorated significantly since the fall of 2008, stemming primarily from disruption in the global credit markets. If the economy were to further deteriorate, we could see deterioration in the financial condition of our customers and collection of our accounts receivable. The decrease in availability of consumer credit resulting from the financial crisis, as well as general unfavorable economic conditions, could cause consumers to reduce their discretionary spending, including spending for medical care. Job losses and the resulting losses of healthcare benefits could further reduce demand for healthcare services. We have not experienced any noticeable deterioration in accounts receivable or transcription volume to date. It is also uncertain what effect the credit crisis may have on the security of the U.S. banking system, and specifically the bank where our cash and cash equivalents are deposited. This could impact our access to and cost of capital. In addition, FDIC insurance does not fully insure deposits, and it is estimated that $13.0 million of our cash and cash equivalents were not insured at March 31, 2010. In addition to the impact of the overall economic environment, the following trends and uncertainties could have a material future impact on our financial results:

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

•

In March 2010, U.S. federal legislation was enacted which is likely to have a significant impact on, among other things, access to and the cost of healthcare in the United States. The legislation provides for extensive health insurance reforms and expands coverage to approximately 32 million Americans which will result in expanded access to healthcare. In addition, the legislation eliminates patient cost-sharing for certain prevention and wellness benefits. We believe these changes will benefit our industry by leading to increased utilization of our services. These benefits are expected to be partially offset by provisions of the legislation aimed at reducing the overall cost of healthcare. It is uncertain at this time what additional healthcare reform initiatives, if any, will be implemented, or whether there will be other changes in the administration of governmental healthcare programs or interpretations of governmental policies or other changes affecting the healthcare system. The ultimate content or timing of any future legislation, and its impact on us, is impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may have an adverse effect on our financial condition and results of operations.

•

Historically, our new customer sales have predominantly come from replacing incumbent medical transcription firms. A significant portion of medical transcription work in hospitals is still performed by hospital employees. Management sees a trend toward outsourcing medical transcription services that could have a positive impact on our financial results if the trend accelerates and we are able to successfully compete for the business.

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

•

We completed three acquisitions in 2009, which have had a material impact on our financial statements. Acquisitions involve significant risk, including integration risk, and it is possible that we will not realize the anticipated benefits of the acquisitions we have made.

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

For a more complete understanding of trends and uncertainties relevant to Transcend, please see Item 1 “Business” of our Annual Report on Form 10-K for the fiscal year ending December 31, 2009, including the section titled “Industry Overview” and Item 1A “Risk Factors” to the Annual Report on Form 10-K and this Quarterly report on Form 10-Q, as well as risk factors detailed in our other reports filed with the SEC.

Critical Accounting Estimates which are Material to Registrant

A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters; and (2) there would be a material effect on the financial statements from either using a different, also reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate. The preparation of consolidated financial statements requires that management make estimates and assumptions based on knowledge of current events and actions; however, actual results may ultimately differ from estimates and assumptions. Our critical accounting estimates are as follows:

Goodwill and Intangible Assets. We account for goodwill and other intangible assets in accordance with the provisions of FASB ASC Topic 350 – Intangibles-Goodwill and Other. Under the provisions of this topic, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. We had goodwill of $23.7 million at March 31, 2010 and December 31, 2009 and net intangible assets related to acquisitions of $5.5 million and $5.7 million at March 31, 2010 and December 31, 2009, respectively. Management reviews goodwill and intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting units to which the goodwill and intangibles relate based on market capitalization of the company as a whole. We have concluded that we operate in one reporting unit—medical transcription services—since all of our revenue is derived from medical transcription services and since we have one organization dedicated to the provision of our service.

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

We account for long-lived assets such as purchased intangible assets with finite lives under The Impairment or Disposal of Long-Lived Assets Subsections of Topic 360 – Property, Plant and Equipment. This Subtopic requires that such long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

There were no impairments recognized to goodwill or intangible assets in the first quarter of 2010.

Contingent Consideration Payable. A contingent consideration payment was part of the agreement in connection with the acquisition of TRS. We estimated the fair value of this payable as of the purchase date of the acquisition. FASB ASC, Topic 805 –Business Combinations requires that this estimate is re-measured to fair value at each reporting date until the contingency is resolved. These interim changes in estimated fair value, along with any differences in the final settlement, are recognized in operating expense. The purchase date fair value of the TRS contingent consideration was $353,000. As of December 31, 2009, the value was calculated as $1,123,000. The $770,000 difference was recognized as operating expense in the fourth quarter of 2009 and the total amount of $1,123,000 was paid in February 2010. Under the terms of the TRS asset purchase agreement, the seller had until February 28, 2010 to accept or dispute our calculation of the contingent consideration payment. On February 26, 2010, we received notice that the seller disputed our calculation and claimed an additional payment of $1,877,000. We responded on March 10, 2010 stating that their objections were without merit and asking that the dispute be postponed pending delivery of the backlog contingent payment calculation. TRS agreed to the postponement. On March 30, 2010, we delivered the backlog contingent payment calculation to TRS showing an amount payable of $0. TRS objected to our backlog contingent payment calculation. Per the asset purchase agreement the next step is for the parties to select an independent auditor to review the calculation of the entire contingent payment. On May 6, 2010, TRS filed a civil action against Transcend in the United States District Court for the Middle District of North Carolina. TRS generally alleges that we frustrated their ability to maximize the contingent payment. TRS seeks compensatory damages of approximately $1,877,000, unspecified damages, attorney’s fees, interest and costs. We have evaluated this claim and the civil action and believe that no additional payments are due under the calculations outlined in the asset purchase agreement.

Deferred Tax Assets and Liabilities. We account for our income taxes in accordance with FASB ASC Topic 740 – Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts for financial reporting purposes. As of March 31, 2010, we had net current deferred tax assets of $43,000 and net non-current deferred tax liabilities of $855,000. Deferred tax assets represent future tax benefits we expect to realize. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. FASB ASC Topic 740 – Income Taxes, requires us to record a valuation allowance against any deferred income tax benefits that we believe may not be realized. We estimate future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. We have valuation allowances against net operating loss carryforwards in certain states in which future taxable income in those states may not be sufficient to utilize the net operating loss carryforwards in those states prior to their expiration.

Stock-Based Compensation. Our stock-based awards are accounted for under the provisions of FASB ASC Topic 718 – Stock Compensation. We measure and recognize stock-based compensation expense based on the fair value measurement for all stock-based payment awards made to our employees and directors, including stock options and restricted stock awards over the service period for which the awards are expected to vest. We calculated the fair value of each restricted stock award based on our stock price on the date of grant. We calculated the fair value of each stock option award on the date of grant using the Black-Scholes-Merton option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as a number of complex assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from our historical amounts.

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

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue increased $7,276,000, or 49%, to $22,206,000 in the quarter ended March 31, 2010 compared to revenue of $14,930,000 in the same period in 2009. The $7,276,000 increase in revenue is attributable to revenue from new customers of $2,182,000, revenue contributed by the acquisition of TRS of $1,497,000, revenue contributed by the acquisition of MDSI of $3,870,000 and increased revenue from existing customers of $265,000, offset by a decrease in revenue of $538,000 from customers who terminated their contracts since the first quarter of 2009.

Direct costs increased $5,139,000, or 54%, to $14,726,000 in the quarter ended March 31, 2010 compared to $9,587,000 in the same period in 2009. Direct costs attributable to MDSI contributed $3,001,000 of this increase. Direct costs include costs attributable to compensation for transcriptionists, fees paid for speech recognition processing, telephone expenses, recruiting, management, customer service, technical support for operations, and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable operations infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs increased to 66% in the quarter ended March 31, 2010 from 64% in the same period of 2009. The increase in costs as a percentage of revenue was due primarily to a decrease in the percentage of work processed on the Company’s BeyondTXT transcription platform versus other platforms from 62% in the first quarter of 2009 to 50% in the first quarter of 2010. Work processed on BeyondTXT has lower costs due to the use of speech recognition technology to produce drafts of reports which are then edited by our medical language specialists. The decrease in the percentage of BeyondTXT work is due primarily to the impact of additional non-BeyondTXT work processed for customers from the MDSI acquisition completed in 2009. Excluding the impact of MDSI, direct costs were stable at 64% of revenue for the quarter ended March 31, 2010 compared to the same period of 2009. In addition, direct costs as a percentage of revenue were higher for the acquired businesses and implementation and support costs have grown in order to manage conversion of some acquired customers onto BeyondTXT and to support the larger customer base.

Gross profit increased $2,137,000, or 40%, to $7,480,000 in the quarter ended March 31, 2010 compared to $5,343,000 in the same period in 2009. Gross profit as a percentage of revenue decreased to 34% in the quarter ended March 31, 2010 compared to 36% in the same period in 2009 (see direct costs discussion).

Sales and marketing expenses decreased $4,000, or 1%, to $403,000 in the quarter ended March 31, 2010, compared to $407,000 in the same period in 2009. Sales and marketing expense as a percentage of revenue was 2% in the quarter ended March 31, 2010 compared to 3% in the first quarter of 2009. The decrease in sales and marketing expense, and such expense as a percent of revenue, was primarily due to maintaining the size of the sales force while revenue has grown.

Research and development expenses increased $57,000, or 15%, to $426,000 in the quarter ended March 31, 2010, compared to $369,000 in the same period in 2009. Research and development expense as a percentage of revenue was 2% in both the quarters ended March 31, 2010 and 2009. The increase in expense was primarily due to an increase in compensation-related expenses and telephone expense, partially offset by increased capitalization of software development costs related to the development of our next generation transcription workflow platform.

General and administrative expenses increased $1,762,000, or 100%, to $3,528,000 in the quarter ended March 31, 2010, compared to $1,766,000 in the same period in 2009. Included in the $1.8 million increase are acquisition-related costs of $678,000 in 2010 related to our unsuccessful bid to acquire substantially all of the assets of Spheris and the stock of Spheris India. We expect to incur and expense approximately $300,000 to $400,000 of additional costs related to our unsuccessful bid in the second quarter of 2010. These costs mostly consist of financing, attorney and advisor fees. Excluding these acquisition-related costs, general and administrative expenses increased $1,084,000, or 61% in the quarter ended March 31, 2010, compared to the same period in 2009. General and administrative expenses for MDSI contributed $305,000 of the increase. The balance of the increase was due primarily to increased compensation, contract services, employee benefits costs, legal and accounting expense and stock-based compensation expense. Excluding one-time acquisition-related costs, general and administrative expenses as a percentage of revenue were 13% and 12% in the quarters ended March 31, 2010, and 2009, respectively.

Depreciation and amortization expense was $448,000 in the quarter ended March 31, 2010, compared to $255,000 in the same period in 2009, an increase of $193,000. Amortization of intangible assets resulting from the acquisitions of TRS and MDSI contributed $128,000 of the increase. The remainder was due to growth in depreciable assets.

Interest and other expenses decreased $4,000 to $27,000 of net expense in the quarter ended March 31, 2010 compared to $31,000 of net expense in the same period in 2009.

The income tax provision increased $79,000 to $1,016,000 for the three months ended March 31, 2010, compared to $937,000 for the same period in 2009. The provision increased primarily due to higher pre-tax income and a higher effective tax rate of 38.4% for the quarter ended March 31, 2010 compared to 37.3% for the quarter ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had cash, cash equivalents and short-term investments of $28,785,000, working capital of $29,851,000, and availability of approximately $5,000,000 on our revolving line of credit based on eligible accounts receivable (see Note 8 of the Notes to Consolidated Financial Statements). We had $2,378,000 of debt outstanding as of March 31, 2010 and did not utilize our available line of credit in the first quarter of 2010.

Cash provided by operating activities was $2,866,000 for the three months ended March 31, 2010, compared to $1,915,000 for the three months ended March 31, 2009. The increase was due primarily to higher net income (adjusted for depreciation, amortization and stock based compensation), changes in working capital and deferred taxes.

Cash used in investing activities was $10,661,000 for the three months ended March 31, 2010, compared to $4,420,000 for the three months ended March 31, 2009. In 2010, we purchased $738,000 of equipment and software, capitalized $636,000 of software development costs and invested $9,287,000 in certificates of deposit and other short-term investments. We are investing significant resources in the next generation of our transcription platform and expect this level of capitalization will continue through the remainder of 2010. In 2009, investing activities were related primarily to the acquisition of DeVenture in the first quarter.

Cash used in financing activities was $439,000 for the three months ended March 31, 2010, compared to $76,000 in the same period in 2009. Cash used in financing activities during 2010 was due primarily to the repayment of debt.

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

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both “borrowers” under the loan and security agreement, which replaced our credit facility with HFG. The loan and security agreement with Regions Bank includes a one-time term loan of $7.0 million for the costs and expenses of, and to the extent necessary a portion of the purchase price for MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. We may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. The maximum amount of the revolving loan may be increased at the discretion of Regions Bank to $8.0 million. The term loan became payable in monthly installments of $155,556 beginning December 1, 2009 and ending August 1, 2013. The revolving loan commitment expires in August, 2010. Borrowings bear interest at a rate based on the current LIBOR, and are secured by substantially all of the borrowers’ assets. The outstanding balance on the term loan was $378,000 as of March 31, 2010 and the balance on the revolver was $0 as of March 31, 2010.

The loan and security agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the loan and security agreement restricts the borrowers from incurring certain additional debt, prohibits the borrowers from creating, permitting or allowing certain liens on their property, restricts the payment of dividends, distributions and other specified equity related transactions by us, and prohibits certain borrowings and specified transactions with affiliates. The loan and security agreement also requires the maintenance of a specified minimum fixed charge coverage ratio, tangible net worth, and cash flow leverage, as defined in the agreement. As of March 31, 2010, we were in compliance with all covenants of the agreement

We anticipate that cash on hand, together with cash flow from operations, should be sufficient for the next twelve months to finance operations, make capital investments in the ordinary course of business and pay indebtedness when due.

Part of our growth strategy is the completion of acquisitions. Management believes that available cash and our credit facility together with other acquisition options, such as seller financing, are only sufficient to complete small to medium-sized acquisitions. Additional financing will be required for larger acquisitions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of March 31, 2010.

Item 4.	Controls and Procedures

a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), conducted an evaluation of the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15(e) under the Exchange Act. Based on the evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (a) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms

Management believes, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all controls are working as designed and that instances of fraud, if any, within a company have been detected.

b)	Changes in internal control over financial reporting

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. To the extent that components of our internal control over financial reporting are included in our disclosure controls, they are included in the scope of the evaluation by our principal executive officer and principal financial officer referenced above. The financial operations of our recent acquisition of MDSI have been substantially, but not fully, integrated into our internal control over financial reporting. The operations of MDSI will be fully integrated in 2010.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 10, 2005, Transcend entered into a master equipment lease agreement with Farnam Street Financial, Inc. (“Farnam Street”). On April 22, 2009, Transcend filed a complaint in the United States District Court for the District of Minnesota against Farnam Street, alleging breach of contract, fraud and violation of the Deceptive Trade Practices Act, among other things. Farnam Street answered the complaint and filed a counter-claim against Transcend, alleging breach of contract, among other things. The dispute centers around lease renewal, lease termination and lease buy-out provisions. The lawsuit is in the early procedural stages. We have determined that the probability of a gain is remote, the probability of a loss is reasonably possible but not probable and that the amount of loss cannot be reasonably estimated at this time.

Item 1A.	Risk Factors

All of the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009 still apply to the Company with the following material changes and additions:

Recently enacted health care reform legislation could adversely impact us.

The recently enacted Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act completely reform the U.S. healthcare system. Among other things, the legislation significantly increases governmental involvement in healthcare, requires most Americans to carry health insurance coverage, with federal subsidies to help many afford the premiums (insurance companies would be barred from denying coverage to people with medical problems or charging them more); and completely overhauls the environment in which healthcare industry constituents operate. This legislation impacts most employers, virtually all tax payers and all segments of the healthcare industry. It is impossible to predict the ultimate impact that this new legislation will have on the healthcare industry. Possible outcomes may be that healthcare industry constituents may reduce their expenditures or postpone expenditure decisions, including expenditures for our service offerings. Such a response, and others that we cannot predict or foresee at this time, could have a significant and material adverse impact on our current and future business operations and, thus, our financial condition and results of operations.

Item 6.	Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

May 7, 2010	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Commitment Letter, dated as of April 12, 2010, by and between Transcend Services, Inc. and Medical Dictation Services, Inc. and Regions Business Capital, Regions Bank and Regions Capital Markets

10.2	Amendment to Loan and Security Agreement and Waiver, by and between Transcend Services, Inc., Medical Dictation Services, Inc. and Regions Bank, dated February 15, 2010	8-K	000-18217	10.1	February 19, 2010

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.