Form 10-Q
period 2010-06-30
TRANSCEND SERVICES INC
filed 2010-08-09
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, $0.05 par value	10,486,182

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Rounded to the nearest thousand)

	June 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$10,803,000	$25,732,000
Short-term investments	16,932,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $97,000 at June 30, 2010 and $96,000 at December 31, 2009	9,617,000	9,500,000
Deferred income tax, net	42,000	317,000
Prepaid income tax	349,000	64,000
Prepaid expenses and other current assets	496,000	252,000

Total current assets	38,239,000	37,865,000
Property and equipment:
Computer equipment	3,450,000	3,095,000
Software	3,663,000	2,990,000
Furniture and fixtures	695,000	611,000

Total property and equipment	7,808,000	6,696,000
Accumulated depreciation and amortization	(5,428,000)	(4,857,000)

Property and equipment, net	2,380,000	1,839,000
Capitalized software	1,811,000	176,000
Intangible assets:
Goodwill	23,650,000	23,650,000
Other intangible assets	6,699,000	6,699,000

Total intangible assets	30,349,000	30,349,000
Accumulated amortization	(1,351,000)	(1,014,000)

Intangible assets, net	28,998,000	29,335,000
Other assets	100,000	173,000

Total assets	$71,528,000	$69,388,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$558,000	$1,384,000
Accrued compensation and benefits	2,928,000	2,296,000
Promissory note payable to related party	2,000,000	2,000,000
Promissory notes payable	67,000	899,000
Other accrued liabilities	1,342,000	2,210,000

Total current liabilities	6,895,000	8,789,000
Long term liabilities:
Deferred income tax, net	934,000	1,083,000
Other liabilities	143,000	159,000

Total long term liabilities	1,077,000	1,242,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.05 par value; 30,000,000 shares authorized at June 30, 2010 and 15,000,000 shares authorized at December 31, 2009; 10,486,000 and 10,477,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	525,000	524,000
Additional paid-in capital	62,237,000	61,086,000
Retained earnings (deficit)	794,000	(2,253,000)

Total stockholders’ equity	63,556,000	59,357,000

Total liabilities and stockholders’ equity	$71,528,000	$69,388,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and rounded to the nearest thousand,

except earnings per share)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$22,209,000	$16,966,000	$44,415,000	$31,896,000
Direct costs (exclusive of depreciation & amortization)	14,178,000	10,851,000	28,904,000	20,438,000

Gross profit	8,031,000	6,115,000	15,511,000	11,458,000
Operating expenses:
Sales and marketing (exclusive of depreciation & amortization)	535,000	446,000	938,000	853,000
Research and development (exclusive of depreciation & amortization)	408,000	364,000	834,000	733,000
General and administrative (exclusive of depreciation & amortization)	3,936,000	2,174,000	7,695,000	3,940,000
Depreciation and amortization	460,000	309,000	908,000	564,000

Total operating expenses	5,339,000	3,293,000	10,375,000	6,090,000

Operating income	2,692,000	2,822,000	5,136,000	5,368,000
Interest and other income	17,000	3,000	31,000	15,000
Interest and other (expenses)	(40,000)	(33,000)	(81,000)	(76,000)

Net other income (expense)	(23,000)	(30,000)	(50,000)	(61,000)
Income before income taxes	2,669,000	2,792,000	5,086,000	5,307,000
Income tax provision	1,101,000	1,036,000	2,039,000	1,973,000

Net income	$1,568,000	$1,756,000	$3,047,000	$3,334,000

Basic earnings per share:
Net earnings per share	$0.15	$0.21	$0.29	$0.39

Weighted average shares outstanding	10,489,000	8,483,000	10,486,000	8,476,000

Diluted earnings per share:
Net earnings per share	$0.15	$0.20	$0.28	$0.38

Weighted average shares outstanding	10,793,000	8,874,000	10,839,000	8,831,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(Unaudited and rounded to the nearest thousand)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Stockholders’ Equity
Balance, December 31, 2009	—	$—	10,477,000	$524,000	$61,086,000	$(2,253,000)	$59,357,000
Net income						3,047,000	3,047,000
Issuance of common stock from stock incentive plans			9,000	1,000	42,000		43,000
Stock-based compensation expense					1,085,000		1,085,000
Revision of estimate for capitalized expenses of stock offering					56,000		56,000
Tax effect from disqualifying dispositions of stock options and warrants					(32,000)		(32,000)

Balance, June 30, 2010	—	$—	10,486,000	$525,000	$62,237,000	$794,000	$63,556,000

The accompanying notes are an integral part of this consolidated financial statement.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and rounded to the nearest thousand)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,047,000	$3,334,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	126,000	487,000
Depreciation and amortization	908,000	564,000
Stock-based compensation	1,085,000	258,000
Changes in assets and liabilities:
Accounts receivable, net	(117,000)	(168,000)
Prepaid income taxes, excluding tax benefit for stock based payments	(317,000)	380,000
Tax benefit for stock based payments	32,000	(1,228,000)
Prepaid expenses and other current assets	(244,000)	(7,000)
Other assets	73,000	14,000
Accounts payable	(826,000)	137,000
Accrued and other liabilities	(252,000)	(131,000)

Total adjustments	468,000	306,000

Net cash provided by operating activities	3,515,000	3,640,000
Cash flows from investing activities:
Capital expenditures	(1,112,000)	(372,000)
Capitalized software development costs	(1,635,000)	—
Purchase of investments	(20,587,000)	—
Sale and maturity of investments	5,655,000	—
Purchase of businesses, net of cash acquired	—	(8,814,000)

Net cash used in investing activities	(17,679,000)	(9,186,000)
Cash flows from financing activities:
Proceeds from stock options and other issuances of stock	43,000	83,000
Revision of estimate for capitalized expenses of stock offering	56,000	—
Tax benefit for stock based payments	(32,000)	1,228,000
Repayment of promissory notes payable	(832,000)	(238,000)
Repayment of revolving promissory note	—	(2,000)

Net cash (used in) provided by financing activities	(765,000)	1,071,000

Net change in cash and cash equivalents	(14,929,000)	(4,475,000)
Cash and cash equivalents at beginning of period	25,732,000	12,282,000

Cash and cash equivalents at end of period	$10,803,000	$7,807,000

Supplemental cash flow information:
Cash paid for interest	$19,000	$22,000
Cash paid for income taxes	$2,245,000	$1,376,000

Non-cash investing and financing activities:
Additional contingent consideration accrued for previous acquisition	—	$475,000

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

During the second quarter of 2010, we determined that $231,000 of stock-based compensation expense should have been recorded in the first quarter of 2010. The adjustment was posted to the first quarter financial statements. We evaluated the materiality of the error and determined that a restatement of the Company’s Quarterly Report on Form 10-Q for the first quarter of 2010 was unnecessary. The amounts for the six months ended June 30, 2010 presented in this report reflect this adjustment to the first quarter of 2010.

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

NET EARNINGS PER SHARE

We follow FASB ASC Topic 260—Earnings per Share. Topic 260 requires the disclosure of basic net earnings per share and diluted net earnings per share. Basic net earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. Our stock options are potentially dilutive securities. Stock options with exercise prices that are greater than the average market price are excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

The reconciliations of the numerators and denominators of the basic and diluted EPS calculations are shown below:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$1,568,000	$1,756,000	$3,047,000	$3,334,000

Denominator:
Weighted average shares outstanding	10,489,000	8,483,000	10,486,000	8,476,000
Effect of dilutive securities
Common stock options	304,000	391,000	353,000	355,000

Denominator for diluted calculation	10,793,000	8,874,000	10,839,000	8,831,000

Basic earnings per share	$0.15	$0.21	$0.29	$0.39
Diluted earnings per share	$0.15	$0.20	$0.28	$0.38
Weighted-average outstanding stock options not included in diluted net income per share calculation as they had an anti-dilutive effect	238,000	83,000	74,000	188,000

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued update 2010-06 to Topic 820 – Fair Value Measurements and Disclosures. This update provided requirements of new disclosures of significant transfers in and out of Levels 1 and 2, and expanded disclosure of activity in Level 3 (see Note 7). This update also clarified existing disclosures around the level of disaggregation of each class of assets and liabilities, and about fair value inputs and valuation techniques for Level 2 and Level 3. This update was effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this update did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

None.

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

A contingent consideration payment was part of the agreement in connection with the acquisition of TRS. We estimated the fair value of this payable as of the purchase date of the acquisition. FASB ASC, Topic 805 – Business Combinations requires that this estimate be re-measured to fair value at each reporting date until the contingency is resolved. These interim changes in estimated fair value, along with any differences in the final settlement, are recognized in operating expense. The purchase date fair value of the TRS contingent consideration was $353,000. As of December 31, 2009, the value was calculated as $1,123,000. The $770,000 difference was recognized as operating expense in the fourth quarter of 2009 and the total amount of $1,123,000 was paid in February 2010.

On August 31, 2009, we purchased from the selling shareholder, Dorothy K. Fitzgerald, all issued and outstanding shares of common stock of MDSI. Headquartered in Gaithersburg, Maryland, MDSI was a leading medical transcription company with approximately 450 transcriptionists and employees providing service to approximately 30 customers located predominantly in the Mid-Atlantic region of the United States. We purchased MDSI to capitalize on the potential for the acquired business to grow, leverage our fixed overhead costs across a larger revenue base and increase our presence in the Mid-Atlantic region of the United States. The total purchase price was $15,487,000. Goodwill of $13.1 million was recorded for the MDSI acquisition. This consisted primarily of the synergies and economies of scale expected from combining the operations of Transcend and MDSI and the value of the MDSI assembled workforce.

4. MAJOR CUSTOMERS

In September 2009, we announced that we had entered into a five-year single-source contract to provide medical transcription services to hospitals that are members of Health Management Associates (“HMA”) effective October 1, 2009. Prior to signing this agreement, we had individual contracts with approximately 45 of HMA’s 54 hospitals. The agreement expanded our existing relationship with HMA to include the HMA hospitals which were using other transcription service providers. As of June 30, 2010, we have transitioned all but two of the existing HMA hospitals. In addition, pursuant to the terms of the agreement, any future hospitals acquired or managed by HMA will transition to us as soon as practicable.

Revenue attributable to our contract with HMA comprised 18.0% and 16.0% of our total revenue for the three months ended June 30, 2010 and 2009, respectively, and 18.2% and 18.0% of total revenue for the six months ended June 30, 2010 and 2009, respectively.

Our top 10 customers (a customer is an individual hospital) accounted for approximately 16.4% of our transcription revenue for the three months ended June 30, 2010, averaging $1.5 million of annualized revenue per customer, with no one customer accounting for greater than 10% of revenue. Our average annual revenue per customer was approximately $349,000 for the 2009 fiscal year and $345,000 for the first six months of 2010.

5. INVESTMENTS

Short-term investments consist of government notes and fully insured certificates of deposit with original maturities of 91 to 227 days. These investments are classified as available-for-sale.

Description	June 30, 2010	December 31, 2009
Available-for-sale
Certificates of deposit	$4,934,000	$2,000,000
U.S. Treasury Securities	11,998,000	—

Total short-term investments	$16,932,000	$2,000,000

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

Other Intangible Assets

(Rounded to the nearest thousand)

		June 30, 2010			December 31, 2009
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants not to compete	5	$218,000	$85,000	$133,000	$218,000	$67,000	$151,000
Customer relationships	10	6,481,000	1,266,000	5,215,000	6,481,000	947,000	5,534,000

Total intangible assets		$6,699,000	$1,351,000	$5,348,000	$6,699,000	$1,014,000	$5,685,000

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

In accordance with FASB ASC Topic 825 – Financial Instruments, the carrying value of short-term debt, which totaled $2,067,000 as of June 30, 2010 and $2,899,000 as of December 31, 2009, was estimated to approximate its fair value. The fair value of debt is estimated based on approximate market interest rates for similar issues. Our other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of those assets and liabilities.

At December 31, 2009 our short-term investments consisted of fully-insured certificates of deposits with maturities of less than four months. These investments were valued using Level 1 inputs and carrying value approximated fair value.

At June 30, 2010 our short-term investments consisted of government notes and fully-insured certificates of deposits. These investments are classified as available-for-sale and valued using Level 1 inputs (quoted prices in active markets) and carrying value approximates fair value. The following table summarizes the carrying amounts and fair values of short-term investments at June 30, 2010:

Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
Certificates of deposit	$4,934,000	$4,934,000	$—	$—
U.S. Treasury Securities	11,998,000	11,998,000	—	—

Total short-term investments	$16,932,000	$16,932,000	$—	$—

8. BORROWING ARRANGEMENTS

Credit Facility

We maintained a four-year credit facility with Healthcare Finance Group (“HFG”) through August 31, 2009. The HFG facility was due to mature on December 31, 2009 and was initially comprised of up to $3.6 million on an accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. The term loan portion expired on December 31, 2007. On August 31, 2009, we terminated our credit facility with HFG in order to secure new financing from Regions Bank. In the third quarter of 2009, we wrote off the unamortized financing costs related to the HFG facility and incurred an early termination fee of $10,000 that was paid to HFG upon termination. HFG released all claims to our assets held as security for the facility.

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both “borrowers” under the loan and security agreement, which replaced our previous credit facility with HFG. The loan and security agreement includes a one-time, four-year term loan of $7.0 million for the costs and expenses of, and, to the extent necessary, a portion of the purchase price for MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. We may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. The maximum amount of the revolving loan may be increased at the discretion of Regions Bank to $8.0 million. We used $4.0 million of the proceeds from the follow-on offering completed in the fourth quarter of 2009 to pay down the term loan. The revolving loan commitment expires in August, 2010. Borrowings bear interest at a rate based on the current LIBOR (3.75% as of June 30, 2010), and are secured by substantially all of our assets. The outstanding balance on the term loan was $67,000 and the balance on the revolver was $0 as of June 30, 2010.

The loan and security agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the loan and security agreement restricts us from incurring certain additional debt, prohibits us from creating, permitting or allowing certain liens on our property, restricts the payment of dividends, distributions and other specified equity related transactions, and prohibits certain borrowings and specified transactions with affiliates. The loan and security agreement also requires the maintenance of a specified minimum fixed charge coverage ratio, tangible net worth, and cash flow leverage, as defined in the agreement. As of June 30, 2010, we were in compliance with all covenants of the agreement.

On April 8, 2010, Transcend and MDSI entered into a commitment letter for a senior secured credit facility in an aggregate principal amount of up to $65,000,000 with Regions Business Capital, Regions Capital Markets and Regions Bank (collectively, “Regions”). We intended to use part of the proceeds from the credit facility to fund our bid for substantially all of the assets of Spheris, Inc. (“Spheris”) and the stock of its subsidiary, Spheris India Private

Limited (“Spheris India”). Spheris declared bankruptcy under Chapter 11 and an auction under Section 363 of the United States Bankruptcy Code was held for substantially all of the assets of Spheris and the stock of Spheris India, subject to the terms of a stock and asset purchase agreement. The United States Bankruptcy Court for the District of Delaware established a bid process whereby interested parties, including us, submitted qualified bids on April 8, 2010. Qualified bidders participated in the auction held on April 13, 2010. We were not the successful bidder in the auction and did not enter into the new credit facility. In accordance with the commitment letter, the commitment terminated on May 28, 2010 because the definitive credit agreement and other legal documents related to the senior credit facility were not executed by that date. We expensed approximately $300,000 and $61,000 of costs related to the credit facility in the first quarter and second quarter of 2010, respectively, that would have been capitalized if the credit facility had closed. In addition to these credit facility costs, we also expensed $378,000 and $540,000 of attorney and advisor costs related to the bid for Spheris in the first quarter and second quarter of 2010, respectively.

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

9. TRANSACTIONS WITH RELATED PARTIES

We acquired all issued and outstanding shares of MDSI common stock from Dorothy Fitzgerald for an estimated purchase price of $15,487,000. Payment of the purchase price included a $2,000,000 payment due at the delivery of audited financial statements and a $2,000,000 promissory note payable to Ms. Fitzgerald, the terms of which are described in Note 8 “Borrowing Arrangements.” In addition, we entered into a registration rights agreement dated August 31, 2009, providing Ms. Fitzgerald with “piggyback” registration rights. Ms. Fitzgerald is currently employed by us.

10. STOCK-BASED COMPENSATION

General

We have six stockholder-approved stock incentive plans (“Plans”), for our key employees, directors and key consultants. The Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and, in the case of the plans approved by the shareholders on May 10, 2007 and May 19, 2009, restricted stock units and stock appreciation rights. We intend to grant new awards under only the 2009 Stock Incentive Plan (the “2009 Plan”). The options are granted at fair market value, as defined in the option agreement, on the date of grant. There are 245,924 shares available for issuance at June 30, 2010.

Our stock-based awards are accounted for under the provisions of FASB ASC Topic 718 – Stock Compensation. We measure and recognize stock-based compensation expense based on the fair value measurement for all stock-based payment awards made to our employees and directors over the service period for which the awards are expected to vest. We calculated the fair value of each restricted stock award based on our stock price on the date of grant. We calculated the fair value of each stock option award on the date of grant using the Black-Scholes-Merton option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as a number of assumptions including expected life, expected volatility, risk free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from our historical amounts.

In June 2010, we implemented an equity tracking software system. In the course of that implementation, it came to our attention that we had three issues with our historical expense calculations that we have broken into two categories: (1) cumulative adjustments and (2) first quarter 2010 restricted stock vesting. We concluded that these adjustments should be considered “correction of errors” as opposed to “changes in estimates” based on the definitions set out in FASB ASC Topic 250 – Accounting Changes and Error Corrections. We performed an analysis under SAB108 – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB108), and used the materiality guidance of SAB99 – Materiality (SAB99) to determine whether or not the impact to any one period or the cumulative impact on a given period was material enough to require a restatement to previously filed financial statements.

The cumulative adjustment is the result of netting two offsetting issues. The first issue involved the use of estimated forfeiture rates and the required true-up to actual forfeiture rates for all awards issued between 2006 and 2010, and the second issue was a mathematical error in the calculation of the volatility rate used to establish the grant date fair value of awards issued from 2008 to 2010. Since both adjustments impact the same financial statement item, stock-based compensation expense, we determined that they could be combined into one net adjustment of additional expense of $445,000. Based on our analysis, it was determined that the adjustment was not material to any prior reporting periods and that the correction of the error in 2010 does not materially impact the expected annual results for 2010. The adjustment was recorded in the second quarter of 2010.

The second category relates to the vesting of certain restricted stock awards in the first quarter of 2010. At the time of vesting in the first quarter of 2010, only $124,000 of the total stock-based compensation expense of $355,000 had been recorded. The difference of $231,000 should have been recorded as additional compensation expense in the first quarter of 2010. Based on our analysis, it was determined that the adjustment was not material to the first quarter and did not require a restatement of our Quarterly Report on Form 10-Q for the first quarter of 2010. In accordance with SAB108, the entry was recorded in the first quarter of 2010 and is reflected in the financial statements as of June 30, 2010 and will be reflected in any future filing of the financial information for the period ending March 31, 2010. The following table shows the impact of the adjustment and the revised financial information for the quarter ended March 31, 2010.

	Quarter ended March 31, 2010 as reported	Adjustment		Quarter ended March 31, 2010 as revised
Revenue	$22,206,000	$		$22,206,000
Gross profit	7,480,000			7,480,000
General and administrative expense	3,528,000		231,000	3,759,000
Operating expense	4,805,000		231,000	5,036,000
Operating income	2,675,000		(231,000)	2,444,000
Income tax provision	1,016,000		(78,000)	938,000
Net income	1,632,000		(153,000)	1,479,000
Earnings per share - basic	0.16		(0.02)	0.14
Earnings per share - diluted	0.15		(0.01)	0.14

Activity for the period presented

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions or range of assumptions. The weighted average grant date fair value of options granted in the quarter ended June 30, 2010 was $5.14. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is the calculated yield on our stock at the time of grant. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived by analyzing historic exercise behavior along with currently outstanding options. The maximum contractual term of these options is ten years. Expected volatilities are based on historical volatility of our common stock. The expected forfeiture rates are based on historical forfeiture rates. The following assumptions were used for all options granted during the quarter ending June 30, 2010 (all were issued to members of the Board of Directors):

Risk-free interest rate	1.50%
Expected dividend yield	0%
Expected term	3 years
Expected volatility	57.34%
Expected forfeiture rate	0%
Exercise price of options issued	$13.03

Transactions involving our stock options for the six months ended June 30, 2010 were as follows:

	Number of Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2009	863,517	$7.75	7.0 years
Granted	45,000	$16.45
Forfeited	(17,000)	$15.48
Exercised	(9,000)	$4.68
Outstanding at June 30, 2010	882,517	$8.07	6.7 years	$4,792,067

*	The aggregate intrinsic value is based on a closing stock price of $13.50 as of June 30, 2010.

In the first quarter of 2010, we issued restricted stock to certain participants under the 2009 Plan. We use the average of the grant date high and low stock price to calculate fair value. These shares were performance based and it was determined in the second quarter that performance measures were not achieved and the grant was forfeited. Transactions involving the Company’s restricted stock for the six months ended June 30, 2010 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at December 31, 2009	87,000	$16.34
Granted	10,000	20.72
Forfeited	(10,000)	20.72
Vested	(21,750)	16.34
Non-vested stock outstanding at June 30, 2010	65,250	16.34

We recognized stock-based compensation expense under FASB ASC Topic 718 – Compensation-Stock Compensation of approximately $640,000 and $147,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $1,085,000 and $258,000 for the six months ended June 30, 2010 and 2009, respectively. These totals include the adjustments to stock-based compensation expense in the first and second quarters of 2010 discussed above. As of June 30, 2010, we had approximately $1,394,000 of future equity-based compensation expense which we expect to record in our statements of operations through 2014.

11. CONTINGENCIES

From time to time in the normal course of business, we are involved in legal proceedings. We evaluate the need for loss accruals under the requirements of FASB ASC 450 Contingencies. We record an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then we record the minimum amount in the range as our loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

On June 10, 2005, we entered into a master equipment lease agreement with Farnam Street Financial, Inc. (“Farnam Street”). On April 22, 2009, we filed a complaint in the United States District Court for the District of Minnesota against Farnam Street, alleging breach of contract, fraud and violation of the Deceptive Trade Practices Act, among other things. Farnam Street answered the complaint and filed a counter-claim against us, alleging breach of contract, among other things. The dispute centered on lease renewal, lease termination and lease buy-out provisions. On May 12, 2010, we finalized a settlement with Farnam Street and paid $720,000 to buy out the equipment leases.

The TRS asset purchase agreement provided for a contingent consideration payment of up to $3.0 million based on TRS fourth quarter 2009 revenue and TRS December 31, 2009 backlog. We calculated a fourth quarter 2009 revenue contingent consideration payment of $1,123,000, which was paid in February 2010. On February 26, 2010, we received notice that TRS disputed our calculation and claimed an additional payment of $1,877,000. We responded on March 10, 2010, stating that TRS’s objections were without merit and asking that the dispute be postponed pending delivery of the backlog contingent payment calculation. TRS agreed to the postponement. On March 30, 2010, we delivered the backlog contingent payment calculation to TRS showing an amount payable of $0. TRS objected to our backlog contingent payment calculation. Under the terms of the asset purchase agreement, in the case of a disagreement over the calculation of the contingent payment, the parties were to select an independent auditor to review the calculation. On May 6, 2010, TRS filed a civil action against us in the United States District Court for the Middle District of North Carolina. TRS generally alleges that we frustrated their ability to maximize the contingent payment. TRS seeks compensatory damages of approximately $1,877,000, unspecified damages, attorneys’ fees, interest and costs. On July 6, 2010, we filed a motion to compel arbitration and dismiss the lawsuit. On July 23, 2010, TRS filed an objection to our motion. The lawsuit is in the early procedural stages and the ultimate outcome cannot be determined at this time. We have evaluated this claim and the civil action and believe that no additional payments are due under the calculations outlined in the asset purchase agreement.

12. INCOME TAXES

We determine our periodic income tax provision based upon the current period taxable income and our annual estimated tax rate adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to our current annual estimated tax rate.

Our pre-2009 federal net operating loss carryforwards have been fully utilized in 2009. We acquired federal net operating loss carryforwards in the acquisition of MDSI of $894,000, which we expect to utilize by the end of 2011. These losses are subject to Internal Revenue Code Section 382, Limitation On Net Operating Loss Carryforwards and Certain Built-in Losses Following Ownership Change. The carryforwards would be forfeited if the subsidiary is merged into Transcend, but we currently expect to continue to operate the subsidiary until all carryforwards can be utilized.

Our effective income tax rate was approximately 41.25% and 37.11% for the three months ended June 30, 2010 and 2009, respectively, and 40.09% and 37.18% for the six months ended June 30, 2010 and 2009, respectively. The increased rates in 2010 are mainly due to the permanent difference created by the adjustment for stock-based compensation expense and the acquisition of MDSI which had a historical rate higher than ours.

13. SUBSEQUENT EVENT

In accordance with FASB ASC Topic 855-Subsequent Events, the Company evaluated all events or transactions that occurred after June 30, 2010 up through the date these financial statements were issued.

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

Overview

We are the second largest medical transcription company in the United States based on revenue. We serve approximately 260 customers nationwide. We estimate that our primary target market is approximately $2.5 billion, comprised primarily of approximately 5,000 community-based hospitals (hospitals accessible by the general public) in the United States. Our mission is to provide accurate and timely documentation of the patient/ medical provider encounter at a competitive price. Customer service is crucial to our success, and we have consistently been ranked among the top medical transcription service organizations in the industry. Our approximately 1,870 home-based domestic medical language specialists, supplemented by our offshore partners, provide high quality medical documents and fast turnaround times, resulting in high customer retention rates, which have averaged more than 94% (measured by revenue) over the last three years. We develop and utilize an array of technology solutions to support the transcription process, including robust voice capture systems, state-of-the-art speech recognition technology, our proprietary BeyondTXT transcription platform and various customer-specific systems. We believe we are well-positioned to benefit from the increasing adoption and use of electronic medical record, or EMR, solutions because the data and narrative content we create comprise key portions of EMRs.

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

Outlook

The U.S. economy has deteriorated significantly since the fall of 2008, stemming primarily from disruption in the global credit markets. If the economy were to further deteriorate, we could see deterioration in the financial condition of our customers and collection of our accounts receivable. The decrease in availability of consumer credit resulting from the financial crisis, as well as general unfavorable economic conditions, could cause consumers to reduce their discretionary spending, including spending for medical care. Job losses and the resulting losses of healthcare benefits could further reduce demand for healthcare services. We have not experienced any noticeable deterioration in accounts receivable or transcription volume to date. It is also uncertain what effect the credit crisis may have on the security of the U.S. banking system, and specifically the bank where our cash and cash equivalents are deposited. This could impact our access to and cost of capital. In addition, FDIC insurance does not fully insure deposits. We had $5.7 million of uninsured cash and cash equivalents at June 30, 2010. In addition to the impact of the overall economic environment, the following trends and uncertainties could have a material future impact on our financial results:

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

For a more complete understanding of trends and uncertainties relevant to Transcend, please see Item 1 “Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, including the section titled “Industry Overview” and Item 1A “Risk Factors” to the Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, as well as risk factors detailed in our other reports filed with the SEC.

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

Goodwill and Intangible Assets. We account for goodwill and other intangible assets in accordance with the provisions of FASB ASC Topic 350 – Intangibles-Goodwill and Other. Under the provisions of this Topic, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. We had goodwill of $23.6 million at June 30, 2010 and December 31, 2009 and net intangible assets related to acquisitions of $5.3 million and $5.7 million at June 30, 2010 and December 31, 2009, respectively. Management reviews goodwill and intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting units to which the goodwill and intangibles relate based on market capitalization of the company as a whole. We have concluded that we operate in one reporting unit—medical transcription services—since all of our revenue is derived from medical transcription services and since we have one organization dedicated to the provision of our service.

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

There were no impairments recognized to goodwill or intangible assets in the six months ended June 30, 2010.

Contingent Consideration Payable. A contingent consideration payment was part of the asset purchase agreement for our acquisition of TRS. We estimated the fair value of this payable as of the purchase date of the acquisition. FASB ASC, Topic 805 – Business Combinations requires that this estimate is re-measured to fair value at each reporting date until the contingency is resolved. These interim changes in estimated fair value, along with any differences in the final settlement, are recognized in operating expense. The purchase date fair value of the TRS contingent consideration was $353,000. As of December 31, 2009, the value was calculated as $1,123,000. The $770,000 difference was recognized as operating expense in the fourth quarter of 2009 and the total amount of $1,123,000 was paid in February 2010.

Deferred Tax Assets and Liabilities. We account for our income taxes in accordance with FASB ASC Topic 740 – Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts for financial reporting purposes. As of June 30, 2010, we had net current deferred tax assets of $42,000 and net non-current deferred tax liabilities of $934,000. Deferred tax assets represent future tax benefits we expect to realize. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. FASB ASC Topic 740 – Income Taxes requires us to record a valuation allowance against any deferred income tax benefits that we believe may not be realized. We estimate future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. We have valuation allowances against net operating loss carryforwards in certain states in which future taxable income in those states may not be sufficient to utilize the net operating loss carryforwards in those states prior to their expiration.

Stock-Based Compensation. Our stock-based awards are accounted for under the provisions of FASB ASC Topic 718 – Stock Compensation. We measure and recognize stock-based compensation expense based on the fair value measurement for all stock-based payment awards made to our employees and directors, including stock options and restricted stock awards over the service period for which the awards are expected to vest. We calculate the fair value of each restricted stock award based on our stock price on the date of grant. We calculate the fair value of each stock option award on the date of grant using the Black-Scholes-Merton option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as a number of assumptions including expected term, expected volatility, risk-free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from our historical amounts.

Legal Proceedings. From time to time in the normal course of business, we are involved in legal proceedings. We evaluate the need for loss accruals under the requirements of FASB ASC 450 Contingencies. We record an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then we record the minimum amount in the range as our loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue increased $5,243,000, or 31%, to $22,209,000 in the quarter ended June 30, 2010 compared to revenue of $16,966,000 in the same period in 2009. The $5,243,000 increase in revenue is attributable to revenue from new customers of $1,651,000, revenue contributed by the acquisition of MDSI of $4,012,000, and increased revenue from existing customers of $198,000, offset by a decrease in revenue of $511,000 from the acquisition of TRS and a decrease of $107,000 from customers who terminated their contracts since the second quarter of 2009.

Direct costs increased $3,327,000, or 31%, to $14,178,000 in the quarter ended June 30, 2010 compared to $10,851,000 in the same period in 2009. Direct costs attributable to MDSI contributed $3,031,000 of this increase. Direct costs include costs attributable to compensation for transcriptionists, fees paid for speech recognition processing, telephone expenses, recruiting, management, customer service, technical support for operations, and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable operations infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs remained constant at 64% for the quarter ended June 30, 2010 and 2009. The constant costs as a percentage of revenue was due primarily to a decrease in the percentage of work processed on our BeyondTXT transcription platform versus other platforms from 55% of total revenue in the second quarter of 2009 to 50% in the second quarter of 2010, offset by increased utilization of speech recognition technology on our BeyondTXT platform. The percentage of BeyondTXT volume that was edited using speech recognition technology increased from 61% in the second quarter of 2009 to 72% in the second quarter of 2010. Work processed on BeyondTXT has lower costs due to the use of speech recognition technology to produce drafts of reports which are then edited by our medical language specialists. The decrease in the percentage of work processed on our BeyondTXT platform is due primarily to the impact of additional non-BeyondTXT work processed for customers from the acquisitions completed in 2009. Excluding the impact of the MDSI acquisition, direct costs decreased to 61% of revenue for the quarter ended June 30, 2010 compared to 64% for the same period of 2009. In addition, direct costs as a percentage of revenue were higher for the acquired businesses and implementation and support costs have grown in order to manage conversion of some acquired customers onto BeyondTXT and to support the larger customer base.

Gross profit increased $1,916,000, or 31%, to $8,031,000 in the quarter ended June 30, 2010 compared to $6,115,000 in the same period in 2009. Gross profit as a percentage of revenue remained the same at 36% in the quarter ended June 30, 2010 compared to the same period in 2009 (see direct costs discussion).

Sales and marketing expenses increased $89,000, or 20%, to $535,000 in the quarter ended June 30, 2010, compared to $446,000 in the same period in 2009. Sales and marketing expense as a percentage of revenue was 2% in the quarter ended June 30, 2010 compared to 3% in the second quarter of 2009. The increase in sales and marketing expense and a decrease in such expense as a percentage of revenue were primarily due to increases in marketing and advertising efforts partially offset by a decrease in commission expense.

Research and development expenses increased $44,000, or 12%, to $408,000 in the quarter ended June 30, 2010, compared to $364,000 in the same period in 2009. Research and development expense as a percentage of revenue was 2% in both the quarters ended June 30, 2010 and 2009. The increase in expense was primarily due to an increase in compensation-related expenses and telephone expense, partially offset by increased capitalization of software development costs related to the development of our next generation transcription workflow platform.

General and administrative expenses increased $1,762,000, or 81%, to $3,936,000 in the quarter ended June 30, 2010, compared to $2,174,000 in the same period in 2009. Included in such increase are acquisition-related costs of $601,000 in 2010 related to our unsuccessful bid to acquire substantially all of the assets of Spheris and the stock of Spheris India. Also included in the increase is $445,000 increase in stock-based compensation expense due to a cumulative adjustment made in 2010. Excluding these two costs, general and administrative expenses increased $716,000, or 33% in the quarter ended June 30, 2010, compared to the same period in 2009. General and administrative expenses for MDSI contributed $336,000 of the increase. The balance of the increase was due primarily to increased compensation, employee benefits, legal and accounting and stock-based compensation expense. Excluding one-time acquisition-related costs and the stock-based compensation cumulative adjustment, general and administrative expenses as a percentage of revenue were 13% in both the quarters ended June 30, 2010 and 2009.

Depreciation and amortization expense was $460,000 in the quarter ended June 30, 2010, compared to $309,000 in the same period in 2009, an increase of $151,000. Amortization of intangible assets resulting from the acquisition of MDSI contributed $96,000 of the increase. The remainder was due to higher capital expenditures resulting in increased depreciable assets.

Operating income decreased $130,000, or 5%, to $2,692,000 in the quarter ended June 30, 2010, compared to $2,822,000 in the same period in 2009.

Interest and other expenses decreased $7,000 to $23,000 of net expense in the quarter ended June 30, 2010 compared to $30,000 of net expense in the same period in 2009. The decrease was due to an increase in interest income related to investment of the proceeds from our December 2009 follow-on offering of our common stock, slightly offset by a small increase in interest expense.

The income tax provision increased $65,000 to $1,101,000 for the three months ended June 30, 2010, compared to $1,036,000 for the same period in 2009. The provision increased primarily due to higher pre-tax income and a higher effective tax rate of 41.25% for the quarter ended June 30, 2010 compared to 37.11% for the quarter ended June 30, 2009. The increased rates in 2010 are mainly due to the permanent difference created by the adjustment for stock-based compensation expense and the acquisition of MDSI which had a historical tax rate higher than ours.

Net income decreased $188,000, or 11%, to $1,568,000 in the quarter ended June 30, 2010, compared to $1,756,000 in the same period in 2009. Fully diluted earnings per share decreased $0.05, or 27%, to $0.15 for the quarter ended June 30, 2010, compared to $0.20 for the same period in 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue increased $12,519,000, or 39%, to $44,415,000 in the six months ended June 30, 2010 compared to revenue of $31,896,000 in the same period in 2009. The $12,519,000 increase in revenue is attributable to revenue from new customers of $3,743,000, revenue contributed by the acquisition of TRS of $986,000, revenue contributed by the acquisition of MDSI of $7,882,000, and increased revenue from existing customers of $317,000, offset by a decrease in revenue of $409,000 from customers who terminated their contracts since the first six months of 2009.

Direct costs increased $8,466,000, or 41%, to $28,904,000 in the six months ended June 30, 2010 compared to $20,438,000 in the same period in 2009. Direct costs include costs attributable to compensation for transcriptionists, recruiting, management, customer service, technical support for operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcriptionist compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

Direct costs increased to 65% of revenue in the six months ended June 30, 2010 compared to 64% for the same period of 2009. Costs as a percentage of revenue increased slightly due primarily to higher direct costs as a percentage of revenue for MDSI, partially offset by the cost savings that resulted from the increased use of speech recognition technology integrated into our BeyondTXT platform and the use of offshore transcription resources.

Gross profit increased $4,053,000, or 35%, to $15,511,000 in the six months ended June 30, 2010 compared to $11,458,000 in the same period in 2010. Gross profit as a percentage of revenue decreased to 35% in the six months ended June 30, 2010 compared to 36% for the same period in 2009 (see direct costs discussion).

Sales and marketing expenses increased $85,000, or 10%, to $938,000 in the six months ended June 30, 2010, compared to $853,000 in the same period of 2009. Sales and marketing expenses as a percentage of revenue were 2% and 3% in the six months ended June 30, 2010 and 2009, respectively. The increase in sales and marketing expense and a decrease in such expense as a percentage of revenue were primarily due to increases in marketing and advertising efforts partially offset by a decrease in commission expense.

Research and development expenses increased $101,000, or 14%, to $834,000 in the six months ended June 30, 2010 compared to $733,000 in the same period in 2009. Research and development expenses as a percentage of revenue were 2% in both the six-month periods ended June 30, 2010 and 2009. The increase is primarily due to increases in compensation offset by an increase in capitalized research and development costs, telephone expense and hardware and software maintenance costs related to new information technology initiatives.

General and administrative expenses increased $3,755,000, or 95%, to $7,695,000 in the six months ended June 30, 2010, compared to $3,940,000 in the same period in 2009. Included in the increase are acquisition-related costs of $1,279,000 in 2010 related to our unsuccessful bid to acquire substantially all of the assets of Spheris and the stock of Spheris India. Also included in the increase is a $676,000 cumulative adjustment for stock-based compensation expense. Excluding these two items, general and administrative expenses increased $1,800,000, or 46% in the six months ended June 30, 2010, compared to the same period in 2009. General and administrative expenses for MDSI contributed $641,000 of the increase. The balance of the increase was due primarily to increased compensation, contract services, employee benefits costs, legal and accounting expense and stock-based compensation expense. Excluding one-time acquisition-related costs and the stock-based compensation adjustment, general and administrative expenses as a percentage of revenue were 13% and 12% in the six months ended June 30, 2010, and 2009, respectively.

Depreciation and amortization expense increased $344,000, or 61%, to $908,000 in the six months ended June 30, 2010 compared to $564,000 in the same period in 2009. Amortization of intangible assets resulting from the acquisitions of MDSI contributed $192,000 of the increase. The remainder was due to a large increase in capital expenditures resulting in increased depreciable assets.

Operating income decreased $232,000, or 4%, to $5,136,000 in the six months ended June 30, 2010, compared to $5,368,000 in the same period in 2009.

Interest and other expenses decreased $11,000, or 18%, to $50,000 in the six months ended June 30, 2010 compared to $61,000 in the same period in 2009. The decrease was due to an increase in interest income related to investment of the proceeds from our December 2009 follow-on offering of our common stock, slightly offset by a smaller increase in interest expense.

The income tax provision increased $66,000 to $2,039,000 for the six months ended June 30, 2010 compared to $1,973,000 in the same period in 2009. The provision increased primarily due to higher pre-tax income and a higher effective tax rate of 40.09% for the six months ended June 30, 2010 compared to 37.18% for the six months ended June 30, 2009. The increased rates in 2010 are mainly due to the permanent difference created by the adjustment for stock-based compensation expense and the acquisition of MDSI which had a historical rate higher than ours.

Net income decreased $287,000, or 9%, to $3,047,000 in the six months ended June 30, 2010, compared to $3,334,000 in the same period in 2009. Fully diluted earnings per share decreased $0.10, or 26%, to $0.28 for the six months ended June 30, 2010, compared to $0.38 for the same period in 2009.

Liquidity and Capital Resources

As of June 30, 2010, we had cash, cash equivalents and short-term investments of $27,735,000, working capital of $31,344,000, and availability of approximately $5,000,000 on our revolving line of credit based on eligible accounts receivable (see Note 8 of the Notes to Consolidated Financial Statements). We had $2,067,000 of debt outstanding as of June 30, 2010 and did not utilize our available line of credit in the first six months of 2010.

Cash provided by operating activities was $3,515,000 for the six months ended June 30, 2010, compared to $3,640,000 for the six months ended June 30, 2009. The decrease was due primarily to a decrease in deferred taxes and other working capital changes, partially offset by higher net income (adjusted for depreciation, amortization and stock based compensation) and changes in the tax benefit from stock-based compensation.

Cash used in investing activities was $17,679,000 for the six months ended June 30, 2010, compared to $9,186,000 for the six months ended June 30, 2009. During the first six months of 2010, we purchased $1,112,000 of equipment and software, capitalized $1,635,000 of software development costs and invested a net of $14,932,000 in certificates of deposit and other short-term investments. We are investing significant resources in the next generation of our transcription platform and expect this level of capitalization will continue through the remainder of 2010. For the first six months of 2009, investing activities were related primarily to the acquisition of DeVenture and TRS.

Cash used in financing activities was $765,000 for the six months ended June 30, 2010, compared to cash provided by financing activities of $1,071,000 in the same period in 2009. Cash used in financing activities during the first six months of 2010 was due primarily to the repayment of debt.

We maintained a four-year credit facility with Healthcare Finance Group, or HFG, that was due to mature on December 31, 2009 and was initially comprised of up to $3.6 million on an accounts receivable-based revolving promissory note and up to $2.0 million of term loans to fund acquisitions. The term loan portion expired on December 31, 2007. On August 31, 2009, we terminated our credit facility with HFG in order to secure new financing from Regions Bank.

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both “borrowers” under the loan and security agreement, which replaced our credit facility with HFG. The loan and security agreement with Regions Bank includes a one-time term loan of $7.0 million for the costs and expenses of, and to the extent necessary a portion of the purchase price for MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. We may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. The maximum amount of the revolving loan may be increased at the discretion of Regions Bank to $8.0 million. The revolving loan commitment expires in August 2010. Borrowings bear interest at a rate based on the current LIBOR (3.75% as of June 30, 2010), and are secured by substantially all of the borrowers’ assets. The outstanding balance on the four-year term loan was $67,000 as of June 30, 2010 and the balance on the revolver was $0 as of June 30, 2010.

The loan and security agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the loan and security agreement restricts the borrowers from incurring certain additional debt, prohibits the borrowers from creating, permitting or allowing certain liens on their property, restricts the payment of dividends, distributions and other specified equity related transactions by us, and prohibits certain borrowings and specified transactions with affiliates. The loan and security agreement also requires the maintenance of a specified minimum fixed charge coverage ratio, tangible net worth, and cash flow leverage, as defined in the agreement. As of June 30, 2010, we were in compliance with all covenants of the agreement.

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

The Company had no material exposure to market risk from derivatives or other financial instruments as of June 30, 2010.

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

In the quarter ended June 30, 2010, we implemented an equity award tracking system which significantly increased our internal controls over stock-based compensation expense and equity award reporting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time in the normal course of business, we are involved in legal proceedings. We evaluate the need for loss accruals under the requirements of FASB ASC 450 Contingencies. We record an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then we record the minimum amount in the range as our loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

On June 10, 2005, we entered into a master equipment lease agreement with Farnam Street Financial, Inc. (“Farnam Street”). On April 22, 2009, we filed a complaint in the United States District Court for the District of Minnesota against Farnam Street, alleging breach of contract, fraud and violation of the Deceptive Trade Practices Act, among other things. Farnam Street answered the complaint and filed a counter-claim against us, alleging breach of contract, among other things. The dispute centered on lease renewal, lease termination and lease buy-out provisions. On May 12, 2010, we finalized a settlement with Farnam Street and paid them $720,000 to buy out the equipment leases.

On May 6, 2010, Transcription Relief Services, Inc., or TRS, which we acquired in May 2009, filed a civil action against us in the United States District Court for the Middle District of North Carolina. The dispute centers around the contingent consideration payable under the TRS asset purchase agreement. The TRS asset purchase agreement provided for a contingent consideration payment of up to $3.0 million based on TRS fourth quarter 2009 revenue and TRS December 31, 2009 backlog. We calculated a fourth quarter 2009 revenue contingent consideration payment of $1,123,000, which was paid in February 2010. On February 26, 2010, we received notice that TRS disputed our calculation and claimed an additional payment of $1,877,000. We responded on March 10, 2010, stating that TRS’s objections were without merit and asking that the dispute be postponed pending delivery of the backlog contingent payment calculation. TRS agreed to the postponement. On March 30, 2010, we delivered the backlog contingent payment calculation to TRS showing an amount payable of $0. TRS objected to our backlog contingent payment calculation. Under the terms of the asset purchase agreement, in the case of a disagreement over the calculation of the contingent payment, the parties were to select an independent auditor to review the calculation. In the civil action filed on May 6, 2010, TRS generally alleged that we frustrated their ability to maximize the contingent payment under the TRS asset purchase agreement. TRS seeks compensatory damages of approximately $1,877,000, unspecified damages, attorney’s fees, interest and costs. On July 6, 2010, we filed a motion to compel arbitration and dismiss the lawsuit. On July 23, 2010, TRS filed an objection to our motion. The lawsuit is in the early procedural stages and the ultimate outcome cannot be determined at this time. We have evaluated this claim and the civil action and believe that no additional payments are due under the calculations outlined in the asset purchase agreement.

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

TRANSCEND SERVICES, INC.

August 9, 2010	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amendment to Certificate of Incorporation, dated May 27, 2010	8-K	000-18217	3.3	May 28, 2010

10.1	Commitment Letter, dated as of April 12, 2010, by and between Transcend Services, Inc. and Medical Dictation Services, Inc. and Regions Business Capital, Regions Bank and Regions Capital Markets	10-Q	000-18217	10.1	May 7, 2010

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Registrant specifically incorporates it by reference.