Form 10-Q
period 2010-09-30
TRANSCEND SERVICES INC
filed 2010-11-09
CIK 858452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, $0.05 par value	10,499,182

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

TRANSCEND SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

(Rounded to the nearest thousand)

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$616,000	$25,732,000
Short-term investments	29,377,000	2,000,000
Accounts receivable, net of allowance for doubtful accounts of $96,000 at September 30, 2010 and December 31, 2009	9,521,000	9,500,000
Deferred income tax, net	91,000	317,000
Prepaid income tax	—	64,000
Prepaid expenses and other current assets	335,000	252,000

Total current assets	39,940,000	37,865,000
Property and equipment:
Computer equipment	3,604,000	3,095,000
Software	3,960,000	2,990,000
Furniture and fixtures	695,000	611,000

Total property and equipment	8,259,000	6,696,000
Accumulated depreciation and amortization	(5,742,000)	(4,857,000)

Property and equipment, net	2,517,000	1,839,000
Capitalized software	2,745,000	176,000
Intangible assets:
Goodwill	23,650,000	23,650,000
Other intangible assets	6,699,000	6,699,000

Total intangible assets	30,349,000	30,349,000
Accumulated amortization	(1,515,000)	(1,014,000)

Intangible assets, net	28,834,000	29,335,000
Other assets	97,000	173,000

Total assets	$74,133,000	$69,388,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,372,000	$1,384,000
Accrued compensation and benefits	2,917,000	2,296,000
Promissory note payable to related party	—	2,000,000
Promissory notes payable	67,000	899,000
Other accrued liabilities	2,449,000	2,210,000

Total current liabilities	6,805,000	8,789,000
Long term liabilities:
Deferred income tax, net	807,000	1,083,000
Other liabilities	127,000	159,000

Total long term liabilities	934,000	1,242,000
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.05 par value; 30,000,000 shares authorized at September 30, 2010 and 15,000,000 shares authorized at December 31, 2009; 10,489,000 and 10,477,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	525,000	524,000
Additional paid-in capital	62,460,000	61,086,000
Retained earnings (deficit)	3,409,000	(2,253,000)

Total stockholders’ equity	66,394,000	59,357,000

Total liabilities and stockholders’ equity	$74,133,000	$69,388,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited and rounded to the nearest thousand,

except earnings per share)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$22,916,000	$18,491,000	$67,331,000	$50,387,000
Direct costs (exclusive of depreciation & amortization)	14,245,000	11,917,000	43,149,000	32,355,000

Gross profit	8,671,000	6,574,000	24,182,000	18,032,000
Operating expenses:
Sales and marketing (exclusive of depreciation & amortization)	483,000	391,000	1,421,000	1,244,000
Research and development (exclusive of depreciation & amortization)	498,000	382,000	1,332,000	1,115,000
General and administrative (exclusive of depreciation & amortization)	2,935,000	2,465,000	10,630,000	6,405,000
Depreciation and amortization	485,000	357,000	1,393,000	921,000

Total operating expenses	4,401,000	3,595,000	14,776,000	9,685,000

Operating income	4,270,000	2,979,000	9,406,000	8,347,000
Interest and other income	7,000	1,000	38,000	16,000
Interest and other (expense)	(36,000)	(117,000)	(117,000)	(193,000)

Net other income (expense)	(29,000)	(116,000)	(79,000)	(177,000)
Income before income taxes	4,241,000	2,863,000	9,327,000	8,170,000
Income tax provision	1,626,000	1,028,000	3,665,000	3,001,000

Net income	$2,615,000	$1,835,000	$5,662,000	$5,169,000

Basic earnings per share:
Net earnings per share	$0.25	$0.21	$0.54	$0.61

Weighted average shares outstanding	10,487,000	8,586,000	10,486,000	8,513,000

Diluted earnings per share:
Net earnings per share	$0.24	$0.20	$0.52	$0.58

Weighted average shares outstanding	10,800,000	9,071,000	10,827,000	8,902,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Unaudited and rounded to the nearest thousand)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained (Deficit) Earnings	Total Stockholders’ Equity
Balance, December 31, 2009	—	$—	10,477,000	$524,000	$61,086,000	$(2,253,000)	$59,357,000
Net income						5,662,000	5,662,000
Issuance of common stock from stock incentive plans			12,000	1,000	74,000		75,000
Stock-based compensation expense					1,276,000		1,276,000
Revision of estimate for capitalized expenses of stock offering					56,000		56,000
Tax effect from disqualifying dispositions of stock options and warrants					(32,000)		(32,000)

Balance, September 30, 2010	—	$—	10,489,000	$525,000	$62,460,000	$3,409,000	$66,394,000

The accompanying notes are an integral part of this consolidated financial statement.

TRANSCEND SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited and rounded to the nearest thousand)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$5,662,000	$5,169,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(50,000)	574,000
Depreciation and amortization	1,393,000	921,000
Stock-based compensation	1,276,000	407,000
Changes in assets and liabilities:
Accounts receivable, net	(21,000)	(332,000)
Prepaid income taxes, excluding tax benefit for stock-based payments	32,000	1,087,000
Tax benefit for stock-based payments	32,000	(1,228,000)
Prepaid expenses and other current assets	(83,000)	82,000
Other assets	77,000	(143,000)
Accounts payable	(12,000)	(218,000)
Accrued and other liabilities	828,000	(738,000)

Total adjustments	3,472,000	412,000

Net cash provided by operating activities	9,134,000	5,581,000
Cash flows from investing activities:
Capital expenditures	(1,571,000)	(692,000)
Capitalized software development costs	(2,569,000)	—
Purchase of investments	(55,716,000)	—
Sale and maturity of investments	28,339,000	—
Purchase of businesses, net of cash acquired	—	(17,703,000)

Net cash used in investing activities	(31,517,000)	(18,395,000)
Cash flows from financing activities:
Proceeds from stock options and other issuances of stock	75,000	184,000
Proceeds from borrowings	—	7,000,000
Tax benefit for stock-based payments	(32,000)	1,228,000
Repayment of promissory notes payable	(832,000)	(660,000)
Proceeds from common stock offering	56,000	—
Repayment of promissory note to related parties	(2,000,000)	—
Repayment of revolving promissory note	—	(4,000)

Net cash (used in) provided by financing activities	(2,733,000)	7,748,000

Net change in cash and cash equivalents	(25,116,000)	(5,066,000)
Cash and cash equivalents at beginning of period	25,732,000	12,282,000

Cash and cash equivalents at end of period	$616,000	$7,216,000

Supplemental cash flow information:
Cash paid for interest to related party	$100,000	$—
Cash paid for interest	$20,000	$30,000
Cash paid for income taxes	$3,183,000	$1,584,000

Non-cash investing and financing activities:
Additional contingent consideration accrued for previous acquisition	$—	$658,000
Amount payable to related party in connection with acquisition of MDSI	—	$2,000,000
Note payable to related party in connection with acquisition of MDSI	$—	$2,000,000
Common stock issued in connection with acquisition of MDSI	—	$2,000,000

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

During the second quarter of 2010, we determined that $231,000 of stock-based compensation expense should have been recorded in the first quarter of 2010. The adjustment was posted to the first quarter financial statements. We evaluated the materiality of the error and determined that a restatement of the Company’s Quarterly Report on Form 10-Q for the first quarter of 2010 was unnecessary. The amounts for the nine months ended September 30, 2010 presented in this report reflect this adjustment to the first quarter of 2010.

Capitalized Software

We account for computer software development costs for products to be licensed or otherwise marketed to third parties in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985 – Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Upon achieving technological feasibility, programming costs are capitalized until the product is made available for general release to customers. The capitalized costs are amortized over the economic useful life of the product. At the end of 2009 we began to capitalize costs associated with the development of Encore, our next generation transcription platform. The product, which we intend to license or otherwise market to third parties, is still in development and thus amortization of capitalized costs has not begun. All additional capitalized software is reported in property and equipment since the software is for internal use only.

NET EARNINGS PER SHARE

We follow FASB ASC Topic 260 – Earnings per Share. Topic 260 requires the disclosure of basic net earnings per share and diluted net earnings per share. Basic net earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. Our stock options are potentially dilutive securities. Stock options with exercise prices that are greater than the average market price are excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

The reconciliations of the numerators and denominators of the basic and diluted EPS calculations are shown below:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$2,615,000	$1,835,000	$5,662,000	$5,169,000

Denominator:
Weighted average shares outstanding	10,487,000	8,586,000	10,486,000	8,513,000
Effect of dilutive securities
Common stock options	313,000	485,000	341,000	389,000

Denominator for diluted calculation	10,800,000	9,071,000	10,827,000	8,902,000

Basic earnings per share	$0.25	$0.21	$0.54	$0.61
Diluted earnings per share	$0.24	$0.20	$0.52	$0.58
Weighted-average outstanding stock options not included in diluted net income per share calculation as they had an anti-dilutive effect	181,000	20,750	110,000	115,000

2. RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued update 2010-06 to Topic 820 – Fair Value Measurements and Disclosures. This update provided requirements of new disclosures of significant transfers in and out of Levels 1 and 2, and expanded disclosure of activity in Level 3 (see Note 7 of these Notes to Consolidated Financial Statements). This update also clarified existing disclosures around the level of disaggregation of each class of assets and liabilities, and about fair value inputs and valuation techniques for Level 2 and Level 3. This update was effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this update did not have a material impact on our financial statements.

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

On April 1, 2009, we completed the acquisition of the domestic medical transcription business of Transcription Relief Services, Inc. (“TRS”) in accordance with the Asset Purchase Agreement entered into on March 26, 2009. We purchased the TRS assets and assumed certain liabilities of TRS to expand our market share, capitalize on the potential for the acquired business to grow and leverage our fixed overhead costs across a larger revenue base. TRS’s debt was not assumed. A contingent payment in the amount of $1,123,000 was paid in February 2010 (see Note 11 of these Notes to Consolidated Financial Statements). Including the contingent payment, the purchase price was $5,623,000. Goodwill of $2,773,000 was recorded for the TRS acquisition. This consisted primarily of the synergies and economies of scale expected from combining the operations of Transcend and TRS and the value of the TRS assembled workforce.

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

4. MAJOR CUSTOMERS

In September 2009, we announced that we had entered into a five-year single-source contract to provide medical transcription services to hospitals that are members of Health Management Associates (“HMA”) effective October 1, 2009. Prior to signing this agreement, we had individual contracts with approximately 45 of HMA’s 54 hospitals. The agreement expanded our existing relationship with HMA to include the HMA hospitals which were using other transcription service providers. As of September 30, 2010, we have transitioned all but two of the existing HMA hospitals. In addition, pursuant to the terms of the agreement, any future hospitals acquired or managed by HMA will transition to us as soon as practicable.

Revenue attributable to our contract with HMA comprised 17% and 16% of our total revenue for the three months ended September 30, 2010 and 2009, respectively, and 18% and 17% of total revenue for the nine months ended September 30, 2010 and 2009, respectively.

Our top 10 customers (a customer is an individual hospital) accounted for approximately 16% of our transcription revenue for the three months ended September 30, 2010, averaging $1.4 million of annualized revenue per customer, with no one customer accounting for greater than 10% of revenue. Our average annual revenue per customer was approximately $349,000 for the 2009 fiscal year and $354,000 for the first nine months of 2010.

5. INVESTMENTS

Short-term investments consist of government notes, fully insured certificates of deposit with original maturities of 123 to 214 days and overnight secured investments of our excess deposit account balances. These investments are classified as available-for-sale. For both dates presented, the difference between the cost and the fair market value of all investments is considered immaterial and thus an adjustment to other comprehensive income has not been presented.

Description	September 30, 2010	December 31, 2009
Available-for-sale
Certificates of deposit	$250,000	$2,000,000
U.S. Treasury Securities	26,377,000	—
Overnight investments	2,750,000	—

Total short-term investments	$29,377,000	$2,000,000

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

Other Intangible Assets

(Rounded to the nearest thousand)

		September 30, 2010			December 31, 2009
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Amortized intangible assets:
Covenants not to compete	5	$218,000	$93,000	$125,000	$218,000	$67,000	$151,000
Customer relationships	10	6,481,000	1,422,000	5,059,000	6,481,000	947,000	5,534,000

Total intangible assets		$6,699,000	$1,515,000	$5,184,000	$6,699,000	$1,014,000	$5,685,000

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

In accordance with FASB ASC Topic 825 – Financial Instruments, the carrying value of short-term debt, which totaled $67,000 as of September 30, 2010 and $2,899,000 as of December 31, 2009, was estimated to approximate its fair value. The fair value of debt is estimated based on approximate market interest rates for similar issues. Our other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of those assets and liabilities.

At December 31, 2009, our short-term investments consisted of fully-insured certificates of deposits. These investments were valued using Level 1 inputs and carrying value approximated fair value.

At September 30, 2010, our short-term investments consisted of government notes, fully-insured certificates of deposits and overnight secured investment of our excess deposit account balances. These investments are classified as available-for-sale and valued using Level 1 inputs (quoted prices in active markets) and carrying value approximates fair value. The following table summarizes the carrying amounts and fair values of short-term investments at September 30, 2010:

Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
Certificates of deposit	$250,000	$250,000	$—	$—
U.S. Treasury Securities	26,377,000	26,377,000	—	—
Overnight investments	2,750,000	2,750,000	—	—

Total short-term investments	$29,377,000	$29,377,000	$—	$—

8. BORROWING ARRANGEMENTS

Credit Facility

We maintained a four-year credit facility with Healthcare Finance Group (“HFG”) through August 31, 2009. The HFG facility was due to mature on December 31, 2009 and was comprised of up to $3.6 million on an accounts receivable-based revolving promissory note. On August 31, 2009, we terminated our credit facility with HFG in order to secure new financing from Regions Bank. In the third quarter of 2009, we wrote off the unamortized financing costs related to the HFG facility and incurred an early termination fee of $10,000 that was paid to HFG upon termination. HFG released all claims to our assets held as security for the facility.

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both “borrowers” under the loan and security agreement, which replaced our previous credit facility with HFG. The loan and security agreement includes a one-time, four-year term loan of $7.0 million for the costs and expenses of, and, to the extent necessary, a portion of the purchase price for MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. We may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. The maximum amount of the revolving loan may be increased at the discretion of Regions Bank to $8.0 million. We used $4.0 million of the proceeds from the follow-on offering of our common stock completed in the fourth quarter of 2009 to pay down the term loan. The original revolving loan commitment expired and was renewed for another year, in August, 2010. Borrowings bear interest at a rate based on the current LIBOR (3.75% as of September 30, 2010), and are secured by substantially all of our assets. The outstanding balance on the term loan was $67,000 and the balance on the revolver was $0 as of September 30, 2010. We did not borrow on the revolving loan during the quarter ended September 30, 2010.

The loan and security agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the loan and security agreement restricts us from incurring certain additional debt, prohibits us from creating, permitting or allowing certain liens on our property, restricts the payment of dividends, distributions and other specified equity related transactions, and prohibits certain borrowings and specified transactions with affiliates. The loan and security agreement also requires the maintenance of a specified minimum fixed charge coverage ratio, tangible net worth, and cash flow leverage, as defined in the agreement. As of September 30, 2010, we were in compliance with all covenants of the agreement.

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

OTP Promissory Note

On January 16, 2007, we entered into a three-year $330,000 unsecured promissory note in conjunction with the purchase of OTP. The note bore interest at 5.0% and the principal was repaid as follows: $110,000 on January 16, 2008; $55,000 on July 16, 2008; $55,000 on January 16, 2009; $55,000 on July 16, 2009 and $55,000 on January 16, 2010.

MDSI Promissory Note

On August 31, 2009, we entered into a one-year $2,000,000 unsecured promissory note at 5% interest, payable to Dorothy Fitzgerald, in conjunction with the purchase of MDSI. All principal and interest was due and paid at maturity on August 31, 2010.

9. TRANSACTIONS WITH RELATED PARTIES

On August 31, 2009, we acquired all issued and outstanding shares of MDSI common stock from Dorothy Fitzgerald for an estimated purchase price of $15,487,000. Payment of the purchase price included a $2,000,000 payment due at the delivery of audited financial statements and a $2,000,000 promissory note payable to

Ms. Fitzgerald, the terms of which are described in Note 8 “Borrowing Arrangements.” In addition, we entered into a registration rights agreement, dated August 31, 2009, providing Ms. Fitzgerald with “piggyback” registration rights. Ms. Fitzgerald is currently employed by us.

10. STOCK-BASED COMPENSATION

General

We have six stockholder-approved stock incentive plans (“Plans”), for our key employees, directors and key consultants. The Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and, in the case of the plans approved by the shareholders on May 10, 2007 and May 19, 2009, restricted stock units and stock appreciation rights. We intend to grant new awards under only the 2009 Stock Incentive Plan (the “2009 Plan”). The options are granted at fair market value, as defined in the option agreement, on the date of grant. There were 241,174 shares available for issuance at September 30, 2010.

Our stock-based awards are accounted for under the provisions of FASB ASC Topic 718 – Stock Compensation. We measure and recognize stock-based compensation expense based on the fair value measurement for all stock-based payment awards made to our employees and directors over the service period for which the awards are expected to vest. We calculated the fair value of each restricted stock award based on our stock price on the date of grant. We calculated the fair value of each stock option award on the date of grant using the Black-Scholes-Merton option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as a number of assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from our historical amounts.

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

The second category relates to the vesting of certain restricted stock awards in the first quarter of 2010. At the time of vesting in the first quarter of 2010, only $124,000 of the total stock-based compensation expense of $355,000 had been recorded. The difference of $231,000 should have been recorded as additional compensation expense in the first quarter of 2010. Based on our analysis, it was determined that the adjustment was not material to the first quarter and did not require a restatement of our Quarterly Report on Form 10-Q for the first quarter of 2010. In accordance with SAB108, the entry was recorded in the first quarter of 2010 and is reflected in the financial statements as of September 30, 2010 and will be reflected in any future filing of the financial information for the period ending March 31, 2010 and the year ended December 31, 2010. The following table shows the impact of the adjustment and the revised financial information for the quarter ended March 31, 2010.

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

Activity for the period presented

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions or range of assumptions. The weighted average grant date fair value of options granted in the quarter ended September 30, 2010 was $3.73. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is the calculated yield on our stock at the time of grant. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived by analyzing historic exercise behavior along with currently outstanding options. The maximum contractual term of these options is two years. Expected volatilities are based on historical volatility of our common stock. The expected forfeiture rates are based on historical forfeiture rates. Only one grant of 5,000 shares was made in the quarter ending September 30, 2010. This grant was made to a vendor partner and vested immediately. The following assumptions were used for the options granted during the quarter ending September 30, 2010:

Risk-free interest rate	.67%
Expected dividend yield	0%
Expected term	2 years
Expected volatility	44.89%
Expected forfeiture rate	0%
Exercise price of options issued	$14.69

Transactions involving our stock options for the nine months ended September 30, 2010 were as follows:

	Number of Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2009	863,517	$7.75	7.0 years
Granted	50,000	$16.27
Forfeited	(15,250)	$16.72
Exercised	(11,750)	$6.30
Outstanding at September 30, 2010	886,517	$8.07	6.4 years	$6,365,192

*	The aggregate intrinsic value is based on a closing stock price of $15.25 as of September 30, 2010.

In the first quarter of 2010, we issued restricted stock to certain participants under the 2009 Plan. We use the average of the grant date high and low stock price to calculate fair value. These shares were performance based and it was determined in the second quarter that performance measures were not achieved and the grant was forfeited. Transactions involving the Company’s restricted stock for the nine months ended September 30, 2010 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at December 31, 2009	87,000	$16.34
Granted	10,000	20.72
Forfeited	(10,000)	20.72
Vested	(21,750)	16.34
Non-vested stock outstanding at September 30, 2010	65,250	16.34

We recognized stock-based compensation expense under FASB ASC Topic 718 – Compensation-Stock Compensation of approximately $191,000 and $149,000 for the three months ended September 30, 2010 and 2009, respectively, and approximately $1,276,000 and $407,000 for the nine months ended September 30, 2010 and 2009, respectively. The nine month totals include the adjustments to stock-based compensation expense in the first and second quarters of 2010 discussed above. As of September 30, 2010, we had approximately $1,197,000 of future equity-based compensation expense which we expect to record in our statements of operations through 2014.

11. CONTINGENCIES

From time to time in the normal course of business, we are involved in legal proceedings. We evaluate the need for loss accruals under the requirements of FASB ASC 450 – Contingencies. We record an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then we record the minimum amount in the range as our loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

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

Our pre-2009 federal net operating loss carryforwards were fully utilized in 2009. We acquired federal net operating loss carryforwards in the acquisition of MDSI of $894,000, which we expect to utilize by the end of 2011. These losses are subject to Internal Revenue Code Section 382, Limitation On Net Operating Loss Carryforwards and

Certain Built-in Losses Following Ownership Change. The carryforwards would be forfeited if the subsidiary is merged into Transcend, but we expect to continue to operate the subsidiary until all carryforwards can be utilized and will analyze the remaining carryforward in the fourth quarter.

Our effective income tax rate was approximately 38.3% and 35.9% for the three months ended September 30, 2010 and 2009, respectively, and 39.3% and 36.7% for the nine months ended September 30, 2010 and 2009, respectively. The increased rates in 2010 are mainly due to the permanent difference created by the adjustment for stock-based compensation expense and the acquisition of MDSI which had a historical rate higher than ours.

13. SUBSEQUENT EVENT

In accordance with FASB ASC Topic 855-Subsequent Events, the Company evaluated all events or transactions that occurred after September 30, 2010 up through the date these financial statements were issued.

On October 21, 2010, we acquired Spryance, Inc (known as “Heartland”) through a plan of merger of Transcend Acquisition Corporation (100% owned by Transcend Services, Inc.) into Spryance, Inc. The aggregate consideration was $6,491,848, consisting of cash of $5,450,000 plus the pay off at closing of a Heartland note payable in the amount of $1,041,848. In addition, we assumed $1,008,152 of liabilities (net of U.S. cash acquired) related to Heartland’s transaction-related expenses.

Founded in 1997, Heartland Information Services was acquired in 2006 by Spryance, Inc. The combined company has used the Heartland name since the acquisition. Headquartered in Toledo, Ohio, Heartland serves approximately 55 hospitals plus several clinics and surgery centers nationwide and has a strong relationship with Hospital Corporation of America (HCA). With annual revenue of approximately $18 million and centers in Bangalore, Chennai and Delhi, Heartland has over 1,500 medical transcription and quality assurance specialists in India and has historically provided most of its services using offshore resources.

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

Overview

We are the second largest medical transcription company in the United States based on revenue. We serve approximately 260 customers nationwide. We estimate that our primary target market is approximately $2.5 billion, comprised primarily of approximately 5,000 community-based hospitals (hospitals accessible by the general public) in the United States. Our mission is to provide accurate and timely documentation of the patient/ medical provider encounter at a competitive price. Customer service is crucial to our success, and we have consistently been ranked among the top medical transcription service organizations in the industry. Our approximately 1,890 home-based domestic medical language specialists, supplemented by our offshore partners, provide high quality medical documents and fast turnaround times, resulting in high customer retention rates, which have averaged more than 96% (measured by revenue) over the last three years. We develop and utilize an array of technology solutions to support the transcription process, including robust voice capture systems, state-of-the-art speech recognition technology, our proprietary BeyondTXT transcription platform and various customer-specific systems. We believe we are well-positioned to benefit from the increasing adoption and use of electronic medical record, or EMR, solutions because the data and narrative content we create comprise key portions of EMRs.

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

Outlook

The U.S. economy has deteriorated significantly since the fall of 2008, stemming primarily from disruption in the global credit markets. If the economy were to further deteriorate, we could see deterioration in the financial condition of our customers and collection of our accounts receivable. The decrease in availability of consumer credit resulting from the financial crisis, as well as general unfavorable economic conditions, could cause consumers to reduce their discretionary spending, including spending for medical care. Job losses and the resulting losses of healthcare benefits could further reduce demand for healthcare services. We have not experienced any noticeable deterioration in accounts receivable or transcription volume to date. It is also uncertain what effect the credit crisis may have on the security of the U.S. banking system, and specifically the bank where our cash and cash equivalents are deposited. This could impact our access to and cost of capital. In addition, FDIC insurance does not fully insure deposits. We had $247,000 of uninsured cash and cash equivalents at September 30, 2010. In addition to the impact of the overall economic environment, the following trends and uncertainties could have a material future impact on our financial results:

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

•

We completed three acquisitions in 2009 and one in October 2010, which have had, or with respect to our acquisition in October 2010, will have a material impact on our financial statements. Acquisitions involve significant risk, including integration risk, and it is possible that we will not realize the anticipated benefits of the acquisitions we have made.

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

Goodwill and Intangible Assets. We account for goodwill and other intangible assets in accordance with the provisions of FASB ASC Topic 350 – Intangibles-Goodwill and Other. Under the provisions of this Topic, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. We had goodwill of $23.6 million at September 30, 2010 and December 31, 2009 and net intangible assets related to acquisitions of $5.2 million and $5.7 million at September 30, 2010 and December 31, 2009, respectively. Management reviews goodwill and intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting units to which the goodwill and intangibles relate based on market capitalization of the company as a whole. We have concluded that we operate in one reporting unit—medical transcription services—since all of our revenue is derived from medical transcription services and since we have one organization dedicated to the provision of our service.

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

There were no impairments recognized to goodwill or intangible assets in the nine months ended September 30, 2010.

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

Deferred Tax Assets and Liabilities. We account for our income taxes in accordance with FASB ASC Topic 740 – Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts for financial reporting purposes. As of September 30, 2010, we had net current deferred tax assets of $91,000 and net non-current deferred tax liabilities of $807,000. Deferred tax assets represent future tax benefits we expect to realize. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. FASB ASC Topic 740 – Income Taxes requires us to record a valuation allowance against any deferred income tax benefits that we believe may not be realized. We estimate future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. We have valuation allowances against net operating loss carryforwards in certain states in which future taxable income in those states may not be sufficient to utilize the net operating loss carryforwards in those states prior to their expiration.

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

Legal Proceedings. From time to time in the normal course of business, we are involved in legal proceedings. We evaluate the need for loss accruals under the requirements of FASB ASC 450 – Contingencies. We record an estimated loss for any claim, lawsuit, investigation or proceeding when it is probable that a liability has been incurred and the amount of the loss can reasonably be estimated. If the reasonable estimate of a probable loss is a range, and no amount within the range is a better estimate, then we record the minimum amount in the range as our loss accrual. If a loss is not probable or a probable loss cannot be reasonably estimated, no liability is recorded.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue increased $4,425,000, or 24%, to $22,916,000 in the quarter ended September 30, 2010 compared to revenue of $18,491,000 in the same period in 2009. The $4,425,000 increase in revenue was attributable to revenue from new customers of $2,498,000 and increased revenue contributed by the acquisition of MDSI of $2,749,000 (MDSI contributed only one month of revenue in the third quarter of 2009), offset by a decrease in revenue from existing customers of $890,000, due to price concessions and movement to other platforms, and a decrease of $6,000 from customers who terminated their contracts since the third quarter of 2009. Revenue also increased by $74,000 from the sale of hardware and professional services related to implementations.

Direct costs increased $2,328,000, or 20%, to $14,245,000 in the quarter ended September 30, 2010 compared to $11,917,000 in the same period in 2009. Direct costs attributable to MDSI contributed $2,070,000 of this increase. Direct costs included costs attributable to compensation for transcriptionists, fees paid for speech recognition processing, telephone expenses, recruiting, management, customer service, technical support for operations, and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable operations infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs were 62% for the quarter ended September 30, 2010 and 64% for the quarter ended September 30, 2009. The decrease in costs as a percentage of revenue was due primarily to an increase in the percentage of work processed on our BeyondTXT transcription platform versus other platforms from 52% of total revenue in the third quarter of 2009 to 54% in the third quarter of 2010, and by increased utilization of speech recognition technology on our BeyondTXT platform. The percentage of BeyondTXT volume that was edited using speech recognition technology increased from 64% in the third quarter of 2009 to 76% in the third quarter of 2010. Work processed on BeyondTXT has lower costs due to the use of speech recognition technology to produce drafts of reports which are then edited by our medical language specialists. Excluding the impact of the MDSI acquisition, direct costs decreased to 60% of revenue for the quarter ended September 30, 2010 compared to 64% for the same period of 2009.

Gross profit increased $2,097,000, or 32%, to $8,671,000 in the quarter ended September 30, 2010 compared to $6,574,000 in the same period in 2009. Gross profit as a percentage of revenue increased to 38% in the quarter ended September 30, 2010 compared to 36% in the same period in 2009 (see direct costs discussion).

Sales and marketing expenses increased $92,000, or 24%, to $483,000 in the quarter ended September 30, 2010, compared to $391,000 in the same period in 2009. Sales and marketing expense as a percentage of revenue was 2% in both the quarters ended September 30, 2010 and 2009. The increase in sales and marketing expense was due to increases in marketing and advertising efforts in 2010 mostly related to a large industry trade show.

Research and development expenses increased $116,000, or 30%, to $498,000 in the quarter ended September 30, 2010, compared to $382,000 in the same period in 2009. Research and development expense as a percentage of revenue was 2% in both the quarters ended September 30, 2010 and 2009. The increase in expense was primarily due to an increase in compensation-related expenses and telephone expense, partially offset by increased capitalization of software development costs related to the development of our next generation transcription workflow platform.

General and administrative expenses increased $470,000, or 19%, to $2,935,000 in the quarter ended September 30, 2010, compared to $2,465,000 in the same period in 2009. The increase was due primarily to increased compensation, employee benefits, legal and accounting and stock-based compensation expense partially offset by a decrease in contract services expense. General and administrative expenses as a percentage of revenue were 13% in both the quarters ended September 30, 2010 and 2009.

Depreciation and amortization expense was $485,000 in the quarter ended September 30, 2010, compared to $357,000 in the same period in 2009, an increase of $128,000. Amortization of intangible assets resulting from the acquisition of MDSI contributed $ 64,000 of the increase. The remainder of the increase was due to higher capital expenditures resulting in increased depreciable assets.

Operating income increased $1,291,000, or 43%, to $4,270,000 in the quarter ended September 30, 2010, compared to $2,979,000 in the same period in 2009.

Interest and other expenses decreased $87,000 to $29,000 of net expense in the quarter ended September 30, 2010 compared to $116,000 of net expense in the same period in 2009. The decrease was mostly due to prepaid financing costs for the HFG facility that were written off in the third quarter of 2009 when that facility was terminated.

The income tax provision increased $598,000 to $1,626,000 for the three months ended September 30, 2010, compared to $1,028,000 for the same period in 2009. The provision increased primarily due to higher pre-tax income and a higher effective tax rate of 38.3% for the quarter ended September 30, 2010 compared to 35.9% for the quarter ended September 30, 2009. The increased rates in 2010 are mainly due to the permanent difference created by the adjustment for stock-based compensation expense and the acquisition of MDSI, which had a historical tax rate higher than ours.

Net income increased $780,000, or 43%, to $2,615,000 in the quarter ended September 30, 2010, compared to $1,835,000 in the same period in 2009. Fully diluted earnings per share increased $0.04, to $0.24 for the quarter ended September 30, 2010, compared to $0.20 for the same period in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue increased $16,944,000, or 34%, to $67,331,000 in the nine months ended September 30, 2010 compared to revenue of $50,387,000 in the same period in 2009. The $16,944,000 increase in revenue was attributable to revenue from new customers of $6,242,000, revenue contributed by the acquisition of TRS of $695,000 and increased revenue contributed by the acquisition of MDSI of $10,631,000 (MDSI contributed only one month of revenue in the nine months ended September 30, 2009), offset by decreased revenue from existing customers of $285,000 due to price concessions and movement to other platforms, and a decrease in revenue of $415,000 from customers who terminated their contracts since the first nine months of 2009. Revenue also increased by $76,000 from the sale of hardware and professional services related to implementations.

Direct costs increased $10,794,000, or 33%, to $43,149,000 in the nine months ended September 30, 2010 compared to $32,355,000 in the same period in 2009. Direct costs included costs attributable to compensation for transcriptionists, recruiting, management, customer service, technical support for operations, fees paid for speech recognition processing, telephone expenses and implementation of transcription services. Transcriptionist compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable production infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

Direct costs were 64% of revenue in both the nine months ended September 30, 2010 and September 30, 2009. Costs as a percentage of revenue remained constant due primarily to higher direct costs as a percentage of revenue for MDSI, partially offset by the cost savings that resulted from the increased use of speech recognition technology integrated into our BeyondTXT platform and the use of offshore transcription resources.

Gross profit increased $6,150,000, or 34%, to $24,182,000 in the nine months ended September 30, 2010 compared to $18,032,000 in the same period in 2010. Gross profit as a percentage of revenue was 36% for the nine months ended September 30, 2010 and for the nine months ended September 30, 2009 (see direct costs discussion).

Sales and marketing expenses increased $177,000, or 14%, to $1,421,000 in the nine months ended September 30, 2010, compared to $1,244,000 in the same period of 2009. Sales and marketing expenses as a percentage of revenue were 2% in both the nine months ended September 30, 2010 and 2009. The increase in sales and marketing expense was primarily due to increases in marketing and advertising efforts in 2010 partially offset by decreased compensation and commissions.

Research and development expenses increased $217,000, or 19%, to $1,332,000 in the nine months ended September 30, 2010 compared to $1,115,000 in the same period in 2009. Research and development expenses as a percentage of revenue were 2% in both the nine-month periods ended September 30, 2010 and 2009. The increase was primarily due to increases in compensation, telephone expense and hardware and software maintenance costs related to new information technology initiatives, offset by an increase in capitalized research and development costs.

General and administrative expenses increased $4,225,000, or 66%, to $10,630,000 in the nine months ended September 30, 2010, compared to $6,405,000 in the same period in 2009. Included in the increase is an increase in acquisition-related costs of $1,070,000 related primarily to our unsuccessful bid to acquire Spheris, Inc., a $676,000 cumulative adjustment for stock-based compensation expense, and increased general and administrative expenses for MDSI of $622,000. The remaining increase of $1,857,000 was due primarily to increased compensation, contract services, employee benefits costs, legal and accounting expense and stock-based compensation expense. Excluding one-time acquisition-related costs and the stock-based compensation adjustment, general and administrative expenses increased $2,479,000 or 40% and were 13% and 12% of revenue in the nine months ended September 30, 2010, and 2009, respectively.

Depreciation and amortization expense increased $472,000, or 51%, to $1,393,000 in the nine months ended September 30, 2010 compared to $921,000 in the same period in 2009. Amortization of intangible assets resulting from the acquisitions of TRS and MDSI contributed $275,000 of the increase. The remainder was due to a large increase in capital expenditures resulting in increased depreciable assets.

Operating income increased $1,059,000, or 13%, to $9,406,000 in the nine months ended September 30, 2010, compared to $8,347,000 in the same period in 2009.

Interest and other expenses decreased $98,000, or 55%, to $79,000 of net expense in the nine months ended September 30, 2010 compared to $177,000 of net expense in the same period in 2009. The decrease was due to an increase in interest income related to investment of the proceeds from our December 2009 follow-on offering of our common stock, offset by prepaid financing costs for the HFG facility that were written off in the third quarter of 2009 when that facility was terminated.

The income tax provision increased $664,000 to $3,665,000 for the nine months ended September 30, 2010 compared to $3,001,000 in the same period in 2009. The provision increased primarily due to higher pre-tax income and a higher effective tax rate of 39.3% for the nine months ended September 30, 2010 compared to 36.7% for the nine months ended September 30, 2009. The increased rates in 2010 are mainly due to the permanent difference created by the adjustment for stock-based compensation expense and the acquisition of MDSI which had a historical rate higher than ours.

Net income increased $493,000, or 10%, to $5,662,000 in the nine months ended September 30, 2010, compared to $5,169,000 in the same period in 2009. Fully diluted earnings per share decreased $0.06, or 10%, to $0.52 for the nine months ended September 30, 2010, compared to $0.58 for the same period in 2009. Despite higher net income in 2010, earnings per share decreased due to the additional shares of stock that were issued in the December 2009 follow-on offering of our common stock.

Liquidity and Capital Resources

As of September 30, 2010, we had cash, cash equivalents and short-term investments of $29,993,000, working capital of $33,135,000, and availability of approximately $5,000,000 on our revolving line of credit based on eligible accounts receivable (see Note 8 of the Notes to Consolidated Financial Statements). We had $67,000 of debt outstanding as of September 30, 2010 and did not utilize our available line of credit in the first nine months of 2010.

Cash provided by operating activities was $9,134,000 for the nine months ended September 30, 2010, compared to $5,581,000 for the nine months ended September 30, 2009. The increase was due primarily to higher net income (adjusted for non-cash depreciation, amortization and stock-based compensation) and other working capital changes.

Cash used in investing activities was $31,517,000 for the nine months ended September 30, 2010, compared to $18,395,000 for the nine months ended September 30, 2009. During the first nine months of 2010, we invested a net of $27,377,000 in certificates of deposit and other short-term investments, purchased $1,571,000 of equipment and software, and capitalized $2,569,000 of software development costs. We are investing significant resources in the next generation of our transcription platform and expect this level of capitalization will continue through the remainder of 2010. For the first nine months of 2009, investing activities were related primarily to the acquisition of DeVenture, TRS and MDSI.

Cash used in financing activities was $2,733,000 for the nine months ended September 30, 2010, compared to cash provided by financing activities of $7,748,000 in the same period in 2009. Cash used in financing activities during the first nine months of 2010 was due primarily to the repayment of debt while cash provided from financing activities in 2009 was due primarily to an increase debt related to the acquisition of MDSI.

We maintained a four-year credit facility with Healthcare Finance Group, or HFG, that was due to mature on December 31, 2009 and was initially comprised of up to $3.6 million on an accounts receivable-based revolving promissory note. On August 31, 2009, we terminated our credit facility with HFG in order to secure new financing from Regions Bank.

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both “borrowers” under the loan and security agreement, which replaced our credit facility with HFG. The loan and security agreement with Regions Bank includes a one-time term loan of $7.0 million for the costs and expenses of, and to the extent necessary a portion of the purchase price for MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. We may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. The maximum amount of the revolving loan may be increased at the discretion of Regions Bank to $8.0 million. We used $4.0 million of the proceeds from the follow-on offering of our common stock completed in the fourth quarter of 2009 to pay down the term loan. The original revolving loan commitment expired and was renewed for another year in August 2010. Borrowings bear interest at a rate based on the current LIBOR (3.75% as of September 30, 2010), and are secured by substantially all of our assets. The outstanding balance on the four-year term loan was $67,000 as of September 30, 2010 and the balance on the revolver was $0 as of September 30, 2010. We did not draw on the revolver at any time during the nine months ended September 30, 2010.

The loan and security agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the loan and security agreement restricts the borrowers from incurring certain additional debt, prohibits the borrowers from creating, permitting or allowing certain liens on their property, restricts the payment of dividends, distributions and other specified equity related transactions by us, and prohibits certain borrowings and specified transactions with affiliates. The loan and security agreement also requires the maintenance of a specified minimum fixed charge coverage ratio, tangible net worth, and cash flow leverage, as defined in the agreement. As of September 30, 2010, we were in compliance with all covenants of the agreement.

We anticipate that cash on hand, together with cash flow from operations, should be sufficient for at least the next twelve months to finance operations, make capital investments in the ordinary course of business and pay indebtedness when due.

Part of our growth strategy is the completion of acquisitions. Management believes that available cash and our credit facility together with other acquisition options, such as seller financing, are only sufficient to complete small to medium-sized acquisitions. Additional financing will be required for larger acquisitions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company had no material exposure to market risk from derivatives or other financial instruments as of September 30, 2010.

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

b)	Changes in internal control over financial reporting

Internal control over financial reporting consists of control processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. To the extent that components of our internal control over financial reporting are included in our disclosure controls, they are included in the scope of the evaluation by our principal executive officer and principal financial officer referenced above. The financial operations of our most recent acquisition of MDSI have been fully integrated into our internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our global operations expose us to financial and operations risk.

With our acquisition of Heartland on October 21, 2010, we now have significant operations in India. Risks inherent in international operations include:

•	Impact of the current global economic downtown and related market uncertainty;

•	The possibility of currency controls;

•	Currency fluctuations and devaluations;

•	Political, economic and social instability;

•	Potential restrictions on investments;

•	Hyper-inflation;

•	Management of a geographically disbursed workforce;

•	Changes of laws and regulations, including withholding and other tax laws and regulations; and

•	The potential for expropriation or nationalization of enterprises.

We plan to fund our Indian operations through transfers of U.S. dollars only as required pursuant to our services agreements with our subsidiaries. To the extent that we need to bring currency to the United States from our global operations, we may be adversely affected by foreign withholding taxes and currency control regulations. We plan to manage our risk of changes in exchange rates through forward currency contracts. However, unfavorable changes in exchange rates in the future could materially impact our results of operations. Additionally, we are subject to transfer pricing tax laws and regulations. Our interpretation of these transfer pricing laws and regulations may from time-to-time be challenged by the Indian income tax authorities and could be subject to audit.

Item 6.	Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

November 9, 2010	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
Chief Executive Officer
(Principal Executive Officer)

November 9, 2010	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.