Form 10-Q
period 2011-03-31
TRANSCEND SERVICES INC
filed 2011-05-09
CIK 858452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 000-18217
_____________________________________________
TRANSCEND SERVICES, INC.
(Exact name of registrant as specified in its charter)
_____________________________________________

Delaware	33-0378756
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

One Glenlake Parkway, Suite 1325, Atlanta, GA 30328
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (678) 808-0600

_____________________________________________

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, $0.05 par value	10,638,893

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRANSCEND SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Rounded to the nearest thousand)

	March 31, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$16,229,000	$6,207,000
Short-term investments	15,410,000	20,454,000
Accounts receivable, net of allowance for doubtful accounts of $123,000 at March 31, 2011 and $124,000 at December 31, 2010	12,175,000	12,037,000
Deferred income tax, net	451,000	482,000
Prepaid expenses and other current assets	950,000	688,000
Total current assets	45,215,000	39,868,000
Property and equipment:
Computer equipment	4,480,000	4,113,000
Software	4,352,000	4,263,000
Furniture and fixtures	652,000	652,000
Total property and equipment	9,484,000	9,028,000
Accumulated depreciation and amortization	(6,525,000)	(6,052,000)
Property and equipment, net	2,959,000	2,976,000
Capitalized software development costs, net	4,070,000	3,188,000
Intangible assets:
Goodwill	28,246,000	28,246,000
Other intangible assets	8,789,000	8,789,000
Total intangible assets	37,035,000	37,035,000
Accumulated amortization	(1,968,000)	(1,734,000)
Intangible assets, net	35,067,000	35,301,000
Deferred income tax, net- noncurrent	497,000	470,000
Other assets	362,000	414,000
Total assets	$88,170,000	$82,217,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,401,000	$1,653,000
Accrued compensation and benefits	3,356,000	3,666,000
Promissory notes payable	67,000	67,000
Income tax payable	2,669,000	1,193,000
Other accrued liabilities	2,554,000	2,180,000
Total current liabilities	10,047,000	8,759,000
Long term liabilities:
Income tax contingent liability	2,752,000	2,606,000
Other liabilities	600,000	689,000
Total long term liabilities	3,352,000	3,295,000
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at March 31, 2011 and December 31, 2010	—	—

Common stock, $0.05 par value; 30,000,000 shares authorized at March 31, 2011 and December 31, 2010; 10,635,000 and 10,566,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	532,000	528,000
Additional paid-in capital	64,211,000	63,368,000
Retained earnings	10,028,000	6,267,000
Total stockholders’ equity	74,771,000	70,163,000
Total liabilities and stockholders’ equity	$88,170,000	$82,217,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and rounded to the nearest thousand,
except earnings per share)

	Three months ended March 31,
	2011	2010
Revenue	$29,298,000	$22,206,000
Direct costs (1)	17,134,000	14,726,000
Gross profit	12,164,000	7,480,000
Operating expenses:
Sales and marketing (1)	414,000	403,000
Research and development (1)	896,000	426,000
General and administrative (1)	3,893,000	3,759,000
Depreciation and amortization	676,000	448,000
Total operating expenses	5,879,000	5,036,000
Operating income	6,285,000	2,444,000
Interest and other income	(29,000)	(14,000)
Interest and other expense	108,000	41,000
(Gain) on foreign currency transactions	(57,000)	—
Net other expense	22,000	27,000
Income before income taxes	6,263,000	2,417,000
Income tax provision	2,502,000	938,000
Net income	$3,761,000	$1,479,000
Basic earnings per share:
Net earnings per share	$0.35	$0.14
Weighted average shares outstanding	10,599,000	10,483,000
Diluted earnings per share:
Net earnings per share	$0.34	$0.14
Weighted average shares outstanding	10,984,000	10,913,000
(1) Amounts shown exclusive of depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited and rounded to the nearest thousand)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2010	—	$—	10,566,000	$528,000	$63,368,000	$6,267,000	$70,163,000
Net income	—	—	—	—	—	3,761,000	3,761,000
Issuance of common stock from stock incentive plans	—	—	69,000	4,000	487,000	—	491,000
Share-based compensation expense	—	—	—	—	269,000	—	269,000
Tax benefit for share based payments	—	—	—	—	87,000	—	87,000
Balance, March 31, 2011	—	$—	10,635,000	$532,000	$64,211,000	$10,028,000	$74,771,000

The accompanying notes are an integral part of this consolidated financial statement.

TRANSCEND SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and rounded to the nearest thousand)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$3,761,000	$1,479,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	4,000	46,000
Depreciation and amortization	676,000	448,000
Share-based compensation	269,000	445,000
Tax benefit for share-based payments	(87,000)	(20,000)
Changes in assets and liabilities:
Accounts receivable, net	(138,000)	(13,000)
Prepaid income taxes, excluding tax benefit for share-based payments	87,000	84,000
Prepaid expenses and other current assets	(262,000)	(60,000)
Other assets	52,000	9,000
Accounts payable	(252,000)	268,000
Accrued and other liabilities	1,597,000	180,000
Total adjustments	1,946,000	1,387,000
Net cash provided by operating activities	5,707,000	2,866,000
Cash flows from investing activities:
Capital expenditures	(425,000)	(738,000)
Capitalized software development costs	(882,000)	(636,000)
Purchase of investments	(373,000)	(9,287,000)
Sale and maturity of investments	5,417,000	—
Net cash provided by (used in) investing activities	3,737,000	(10,661,000)
Cash flows from financing activities:
Proceeds from stock options and other issuances of stock	491,000	7,000
Revision of estimate for capitalized expenses of stock offering	—	55,000
Tax benefit for share-based payments	87,000	20,000
Repayment of promissory notes payable	—	(521,000)
Net cash provided by (used in) financing activities	578,000	(439,000)
Net change in cash and cash equivalents	10,022,000	(8,234,000)
Cash and cash equivalents at beginning of period	6,207,000	25,732,000
Cash and cash equivalents at end of period	$16,229,000	$17,498,000
Supplemental cash flow information:
Cash paid for interest	$1,000	$17,000
Cash paid for income taxes	$987,000	$741,000

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

The accompanying consolidated financial statements are unaudited and have been prepared by our management in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the consolidated financial position, results of operations and cash flows, have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010. Footnote disclosure that substantially duplicates the disclosure contained in that document has been omitted.

During the second quarter of 2010, we determined that $231,000 of stock-based compensation expense should have been recorded in the first quarter of 2010. We evaluated the materiality of the error and determined that a restatement of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 was unnecessary. The amounts in our consolidated statement of operations for the three months ended March 31, 2010 presented in this report have been revised to reflect this adjustment to the first quarter of 2010 (see Note 9).

Net Earnings Per Share

We account for earnings per share in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 260 – Earnings per Share. Topic 260 requires the disclosure of basic net earnings per share and diluted net earnings per share. Basic net earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. Our stock options are potentially dilutive securities. Stock options with exercise prices that are greater than the average market price are excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive.

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations are presented below:

	Three months ended March 31,
	2011	2010
Numerator:
Net income	$3,761,000	$1,479,000
Denominator:
Weighted average shares outstanding	10,599,000	10,483,000
Effect of dilutive securities
Common stock options	385,000	430,000
Denominator for diluted calculation	10,984,000	10,913,000

Basic earnings per share	$0.35	$0.14
Diluted earnings per share	$0.34	$0.14

Weighted-average outstanding stock options not included in diluted net income per share calculation as they had an anti-dilutive effect	125,000	27,000

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

None.

Recently Issued Accounting Pronouncements Not Yet Adopted

None.

3.	MAJOR CUSTOMERS

In September 2009, we announced that we had entered into a five-year single-source contract to provide medical transcription services to hospitals that are members of Health Management Associates (“HMA”) effective October 1, 2009. Prior to signing this agreement, we had individual contracts with approximately 45 of HMA’s 54 hospitals. The agreement expanded our existing relationship with HMA to include the HMA hospitals which were using other transcription service providers. As of March 31, 2011, we have transitioned all of the existing HMA hospitals. In addition, pursuant to the terms of the agreement, any future hospitals acquired or managed by HMA will transition to us as soon as practicable.

Revenue attributable to our contract with HMA comprised 15% and 18% of our total revenue for the three months ended March 31, 2011 and 2010, respectively.

Our top 10 customers (a customer is an individual hospital) accounted for approximately 14% of our transcription revenue for the three months ended March 31, 2011 and 15% of revenue for the three months ended March 31, 2010. These customers averaged $1.6 million of annualized revenue each in 2011 and $1.3 million in 2010. Our average annual revenue per customer was approximately $344,000 for the first quarter of 2011 and $348,000 for the first quarter of 2010.

4.	INVESTMENTS

Short-term investments consist of government notes in the United States and uninsured fixed rate bank deposits in India. These investments, which have a contractual maturity of less than one year, are carried at fair value based on quoted market prices (level 1 inputs).

Description	March 31, 2011	December 31, 2010
Available-for-sale
Fixed rate bank deposits	$1,220,000	$848,000
U.S. Treasury Securities	14,190,000	19,606,000
Total short-term investments	$15,410,000	$20,454,000

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and other intangible assets in accordance with the provisions of FASB ASC Topic 350 – Intangibles-Goodwill and Other. Under this Topic, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. A portion of the respective purchase prices of the acquisitions of Medical Dictation, Inc. ("MDI") and PracticeXpert in 2005, OTP Technologies, Inc. ("OTP") in 2007, DeVenture Global Partners, Inc. ("DeVenture"), Transcription Relief Services, Inc. ("TRS") and Medical Dictation Services, Inc. ("MDSI") in 2009, and Heartland in 2010 were attributed to goodwill and other intangible assets.

Goodwill and Other Intangible Assets (Rounded to the nearest thousand)

		March 31, 2011			December 31, 2010
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Goodwill		$28,246,000	$—	$28,246,000	$28,246,000	$—	$28,246,000
Amortized intangible assets:
Covenants not to compete	5	218,000	110,000	108,000	218,000	101,000	117,000
Technology	2	190,000	42,000	148,000	190,000	19,000	171,000
Customer relationships	5-10	8,381,000	1,816,000	6,565,000	8,381,000	1,614,000	6,767,000
Total goodwill and intangible assets		$37,035,000	$1,968,000	$35,067,000	$37,035,000	$1,734,000	$35,301,000

Amortization expense was $234,000 for the quarter ended March 31, 2011. Estimated amortization expense for the next five fiscal years is as follows:

Fiscal year ended	Amount
Remainder of 2011	$702,000
2012	$878,000
2013	$797,000
2014	$779,000
2015	$764,000

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In accordance with FASB ASC Topic 825 – Financial Instruments, the carrying value of short-term debt, which totaled $67,000 as of March 31, 2011 and December 31, 2010, was estimated to approximate its fair value. The fair value of debt is estimated based on approximate market interest rates for similar issues. Our other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of those assets and liabilities.

At March 31, 2011 and December 31, 2010, our short-term investments consisted of government notes in the United States and uninsured fixed rate bank deposits in India. These investments are classified as available-for-sale and valued using Level 1 inputs (quoted prices in active markets) and carrying value approximates fair value.

The following table summarizes the carrying amounts and fair values of short-term investments at March 31, 2011:

Description	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
Fixed rate bank deposits	$1,220,000	$1,220,000	$—	$—
U.S. Treasury Securities	14,190,000	14,190,000	—	—
Total short-term investments	$15,410,000	$15,410,000	$—	$—

7.	BORROWING ARRANGEMENTS

Credit Facility

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both “borrowers” under the loan and security agreement, which replaced our previous credit facility. The loan and security agreement includes a one-time, four-year term loan of $7.0 million for the costs and expenses of, and, to the extent necessary, a portion of the purchase price for MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. We may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. The maximum amount of the revolving loan may be increased at the discretion of Regions Bank to $8.0 million. We used $4.0 million of the proceeds from the follow-on offering of our common stock completed in the fourth quarter of 2009 to pay down the term loan. The original revolving loan commitment expired and was renewed for another year, in August, 2010. Borrowings bear interest at a rate based on the current LIBOR (3.75% as of March 31, 2011 and December 31, 2010), and are secured by substantially all of our assets. The outstanding balance on the term loan was $67,000 and the balance on the revolver was $0 as of March 31, 2011 and December 31, 2010. We did not borrow on the revolving loan during the quarter ended March 31, 2011.

The loan and security agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the loan and security agreement restricts us from incurring certain additional debt, prohibits us from creating, permitting or allowing certain liens on our property, restricts the payment of dividends, distributions and other specified equity related transactions, and prohibits certain borrowings and specified transactions with affiliates. The loan and security agreement also requires the maintenance of a specified minimum fixed charge coverage ratio, tangible net worth, and cash flow leverage, as defined in the agreement. As of March 31, 2011, we were in compliance with all covenants of the agreement.

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

OTP Promissory Note

On January 16, 2007, we entered into a three-year $330,000 unsecured promissory note in conjunction with the purchase of OTP. The note bore interest at 5.0% and the principal was repaid as follows: $110,000 on January 16, 2008; $55,000 on July 16, 2008; $55,000 on January 16, 2009; $55,000 on July 16, 2009 and $55,000 on January 16, 2010. This note was paid in full with the January 16, 2010 payment.

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

9.	SHARE-BASED COMPENSATION

General

We have six stockholder-approved stock incentive plans (“Plans”), for our key employees, directors and key consultants. The Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and, in the case of the plans approved by the shareholders on May 10, 2007 and May 19, 2009, restricted stock units and stock appreciation rights. We intend to grant new awards under only the 2009 Stock Incentive Plan (the “2009 Plan”). The options are granted at fair market value, as defined in the option agreement, on the date of grant. There were 171,424 shares available for issuance at March 31, 2011.

Our stock-based awards are accounted for under the provisions of FASB ASC Topic 718 – Stock Compensation. We measure and recognize stock-based compensation expense based on the fair value measurement for all stock-based payment awards made to our employees and directors over the service period for which the awards are expected to vest. We calculate the fair value of each restricted stock award based on our stock price on the date of grant and the fair value of each stock option award on the date of grant using the Black-Scholes-Merton option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as a number of assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from our historical amounts.

In June 2010, we implemented an equity tracking software system. In the course of that implementation, it came to our attention that we had three issues with our historical expense calculations that we broke into two categories: (1) cumulative adjustments and (2) first quarter 2010 restricted stock vesting. We concluded that these adjustments should be considered “correction of errors” as opposed to “changes in estimates” based on the definitions set out in FASB ASC Topic 250 – Accounting Changes and Error Corrections. We performed an analysis under SAB108 – Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB108), and used the materiality guidance of SAB99 – Materiality (SAB99) to determine whether or not the impact to any one period or the cumulative impact on a given period was material enough to require a restatement to previously filed financial statements.

The cumulative adjustment is the result of netting two offsetting issues. The first issue involved the use of estimated forfeiture rates and the required true-up to actual forfeiture rates for all awards issued between 2006 and 2010, and the second issue was a mathematical error in the calculation of the volatility rate used to establish the grant date fair value of awards issued from 2008 to 2010. Since both adjustments impact the same financial statement item, stock-based compensation expense, we determined that they could be combined into one net adjustment of additional expense of $445,000 ($308,000 of which related to periods prior to 2010). Based on our analysis and an evaluation of materiality, which required us to assess both qualitative and quantitative factors, it was determined that the adjustment was not material to any prior reporting periods or to the expected annual results for 2010; therefore, the entire adjustment was recorded in the second quarter of 2010.

The second category relates to the vesting of certain restricted stock awards in the first quarter of 2010. At the time of vesting in the first quarter of 2010, only $124,000 of the total stock-based compensation expense of $355,000 had been recorded. The difference of $231,000 should have been recorded as additional compensation expense in the first quarter of 2010. Based on our analysis, it was determined that the adjustment was not material to the first quarter and did not require a restatement of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. In accordance with SAB108, the entry was recorded as a first quarter of 2010 adjustment in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and has been and will be reflected in any future filing of the financial information for the period ending March 31, 2010 and the year ended

December 31, 2010. The following table shows the impact of the adjustment and the revised financial information for the quarter ended March 31, 2010.

	Quarter ended March 31, 2010 as reported	Adjustment	Quarter ended March 31, 2010 as revised
Revenue	$22,206,000		$22,206,000
Gross profit	7,480,000		7,480,000
General and administrative expense	3,528,000	231,000	3,759,000
Operating expense	4,805,000	231,000	5,036,000
Operating income	2,675,000	(231,000)	2,444,000
Income tax provision	1,016,000	(78,000)	938,000
Net income	1,632,000	(153,000)	1,479,000
Earnings per share - basic	0.16	(0.02)	0.14
Earnings per share - diluted	0.15	(0.01)	0.14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions or range of assumptions. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is the calculated yield on our stock at the time of grant. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived by analyzing historic exercise behavior along with currently outstanding options. Expected volatilities are based on historical volatility of our common stock. The expected forfeiture rates are based on historical forfeiture rates. There were no options granted in the quarter ended March 31, 2011.

Transactions involving our stock options for the three months ended March 31, 2011 were as follows:

	Number of Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2010	872,767	$8.91	6.6 years
Granted	—
Forfeited	(11,750)	$14.85
Exercised	(52,711)	$9.12
Outstanding at March 31, 2011	808,306	$8.81	6.3 years	$12,270,000
*The aggregate intrinsic value is based on a closing stock price of $23.99 as of March 31, 2011.

We use the average of the grant date high and low stock price to calculate fair value of restricted stock awards issued. During the first quarter of 2011, 18,000 shares of performance based restricted stock were forfeited due to the failure to meet 2010 performance measures required for the vesting of these shares. Transactions involving our restricted stock for the three months ended March 31, 2011 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at December 31, 2010	99,500	$16.25
Granted	—
Forfeited	(18,000)	$16.34
Vested	—
Non-vested stock outstanding at March 31, 2011	81,500	$16.23

We recognized stock-based compensation expense under FASB ASC Topic 718 – Compensation-Stock Compensation of approximately $269,000 and $445,000 for the three months ended March 31, 2011 and 2010, respectively. These totals include the adjustment to stock-based compensation expense in the first quarter of 2010 discussed above. As of March 31, 2011, we had approximately $1,885,000 of future equity-based compensation expense which we expect to record in our statements of operations through 2015.

10.	CONTINGENCIES

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

On June 10, 2005, we entered into a master equipment lease agreement with Farnam Street Financial, Inc. (“Farnam Street”). On April 22, 2009, we filed a complaint in the United States District Court for the District of Minnesota against Farnam Street, alleging breach of contract, fraud and violation of the Deceptive Trade Practices Act, among other things. Farnam Street answered the complaint and filed a counter-claim against us, alleging breach of contract, among other things. The dispute centered on lease renewal, lease termination and lease buy-out provisions. On May 12, 2010, we finalized a settlement with Farnam Street and paid $720,000 to buy out the equipment leases. The settlement was allocated as $540,000 against amounts previously expensed and $180,000 was set up as a fixed asset with a useful life of one year.

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

11.	INCOME TAXES

We determine our periodic income tax provision based upon the current period taxable income and our annual estimated tax rate adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to our current annual estimated tax rate.

Since our October 21, 2010 acquisition of Heartland, we have been conducting business operations in the U.S. and India. The Indian operations are conducted through both flow-through entities and foreign corporations. We have included the Indian results from operations conducted through the flow-through entities in our U.S. current and deferred income tax provision calculation. We have undistributed foreign earnings in the foreign corporations, which we intend to permanently reinvest overseas. We also intend to reinvest future foreign earnings overseas. Therefore, no U.S. corporate income taxes have been provided on undistributed foreign earnings of the foreign corporations.

A valuation allowance is required to be recorded against deferred tax assets if, based on the available evidence, it is more likely than not that such assets will not be realized. When assessing the need for a valuation allowance, appropriate consideration should be given to all positive and negative evidence related to the realization of the deferred tax assets. This evidence includes, among other things, the existence of current and cumulative losses, forecasts of future profitability, the length of statutory carry-forward periods, our experience with loss carry-forwards expiring unused, and available tax planning strategies. At March 31, 2011 and December 31, 2010, we have recorded a valuation allowance of $310,000 related to expected future utilization of state net operating loss carry-forwards resulting from recent acquisitions. The conclusion to record the valuation allowance is based on the inability to predict, with any degree of certainty, whether we will generate apportionable income to the states in which it has these net operating loss carry-forwards.

With the acquisition of Heartland in 2010, we recorded a deferred tax asset for federal net operating loss carry-forwards of approximately $6.7 million which relates primarily to losses incurred by Heartland prior to its acquisition by Transcend. These net operating loss carry-forwards will begin to expire in 2025. As a result of the acquisition of Heartland by Transcend, future utilization of these net operating loss carry-forwards is subject to the provisions of Section 382 of the Internal Revenue Code of

1986, as amended. Total pre-acquisition net operating loss carry-forwards were approximately $16.7 million, of which we expect $10 million to expire unused as a result of Section 382 limitations and have not established a deferred tax asset. An initial analysis of Section 382 limitations was performed and any change to this estimate would adjust the amount of goodwill recorded. Further, based on historical earnings and expected future taxable income, we believe all of the net operating loss carry-forwards recorded as a deferred tax asset will be fully utilized before expiration. As a result, no valuation allowance has been recorded with respect to these federal net operating loss carry-forwards.

We account for all potentially uncertain tax positions in accordance with the provisions in FASB ASC Topic 740—Income Taxes which prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. As of December 31, 2010, the total amount of unrecognized tax benefits was $4,681,000, all of which would affect the effective tax rate if recognized. There were no material changes to this balance in the quarter ended March 31, 2011.

Our effective income tax rate was approximately 40.0% and 38.8% for the three months ended March 31, 2011 and 2010, respectively. The increased rates in 2011 are mainly due to an increase in our federal tax rate from 34% to 35% and the acquisition of Heartland which had a historical rate higher than ours due in large part to uncertain tax positions in India.

12.	SUBSEQUENT EVENT

In accordance with FASB ASC Topic 855-Subsequent Events, we evaluated all events or transactions that occurred after March 31, 2011 up through the date these financial statements were issued.

On April 29, 2011, we entered into an Agreement and Plan of Merger with DTS America, Inc. ("DTS") and certain principal stockholders, and acquired DTS America, Inc. through a merger of DTS Acquisition Corporation (a wholly-owned subsidiary of Transcend Services, Inc.) into DTS America, Inc. The aggregate consideration was $9,500,000, consisting of cash at closing of $8,900,000, $200,000 payable after receipt of financial statements and $400,000 payable one year after closing. The transaction is expected to have a nominal negative impact on second quarter 2011 earnings per share due to transaction costs and to be accretive to earnings per share starting in the third quarter of 2011.

Founded in 1995 and headquartered in Nashville, Tennessee, DTS is a medical transcription company that services approximately 30 hospitals plus a number of clinics and surgery centers in 13 states. DTS currently generates approximately $12 million of annual revenue, which is expected to increase our annual revenue run rate (based on first quarter 2011 results) to approximately $129 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that represent our expectations, anticipations or beliefs about future events, including our operating results, financial condition, liquidity, expenditures, and compliance with legal and regulatory requirements. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements made under the provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties that could cause actual results to differ materially depending on a variety of important factors. Factors that might cause or contribute to such differences include, but are not limited to, competitive pressures, loss of significant customers, the mix of revenue, changes in pricing policies, delays in revenue recognition, lower-than-expected demand for the Company’s products and services, business conditions in the integrated health care delivery network market, general economic conditions, and the risks and uncertainties described in greater detail under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, in subsequently filed Quarterly Reports on Form 10-Q and in other filings that we make with the Securities Exchange Commission (“SEC”). Our SEC filings are available from us and are also available at the SEC’s website at http://www.sec.gov. In addition, factors that we are not currently aware of could harm our future operating results. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to make any revisions to the forward-looking statements or to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.

Overview

We are the second largest medical transcription company in the United States based on revenue. We serve approximately 340 hospital customers nationwide plus a number of clinics and physician's offices. We estimate that our primary target market is approximately $2.5 billion, comprised primarily of approximately 5,000 community-based hospitals (hospitals accessible by the general public) in the United States. Our mission is to provide accurate and timely documentation of the patient/medical provider encounter at a competitive price. Customer service is crucial to our success, and we have consistently been ranked among the top medical transcription service organizations in the industry. Our approximately 2,400 medical language specialists, including 700 based in India, supplemented by our offshore partners, provide high quality medical documents and fast turnaround times, resulting in high customer retention rates, which have averaged more than 95% (measured by revenue) over the last four years. We develop and utilize an array of technology solutions to support the transcription process, including robust voice capture systems, state-of-the-art speech recognition technology, our proprietary transcription platforms and various customer-specific systems. We believe we are well-positioned to benefit from the increasing adoption and use of electronic medical records or EMRs because the data and narrative content we create comprise key portions of EMRs.

Hospitals have the flexibility of choosing between our two primary service delivery options. Customers with in-house transcription platforms can partner with us to provide medical transcription services directly on their platform. Customers deciding to outsource this function can outsource the entire transcription process to us, in which case we provide our services using our proprietary transcription platforms

Our revenue is recurring in nature, which we believe results from our customers’ ongoing, mission-critical need to document each patient/medical provider encounter and our consistently high service levels, resulting in high customer retention rates. Since we are paid directly by hospitals and other providers, we have no direct insurance-related reimbursement risk.

Outlook

The U.S. economy deteriorated significantly in 2008 and 2009, stemming primarily from disruption in the global credit markets. Although there was a degree of recovery in 2010, if the economy were to further deteriorate, we could see deterioration in the financial condition of our customers and collection of our accounts receivable. The decrease in availability of consumer credit as well as general unfavorable economic conditions, has caused consumers to reduce their discretionary spending, including spending for medical care. Job losses and the resulting losses of healthcare benefits could further reduce demand for healthcare services. We have not experienced any noticeable deterioration in accounts receivable or transcription volume to date. It is also uncertain what effect the credit crisis may have on the security of the U.S. banking system, and specifically the bank where our cash and cash equivalents are deposited. This could impact our access to and cost of capital. In addition, Federal Deposit Insurance Corporation ("FDIC") insurance does not fully insure our deposits. At March 31, 2011, approximately $1,444,000 of our cash balances exceeded the current FDIC or Securities Investor Protection Corporation ("SIPC") insurance limits of which, $1,412,000 of these balances were held in overseas banks for our India operations. In addition to the impact of the overall economic environment, the following trends and uncertainties could have a material future impact on our financial results:

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

•
We completed three acquisitions in 2009, one in October 2010 and one on April 29, 2011, which have had, or with respect to our acquisition in April 2011, will have a material impact on our financial statements. Acquisitions involve significant risk, including integration risk, and it is possible that we will not realize the anticipated benefits of the acquisitions we have made.

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

For a more complete understanding of trends and uncertainties relevant to Transcend, please see Item 1 “Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, including the section titled “Industry Overview” and Item 1A “Risk Factors” to the Annual Report on Form 10-K and this Quarterly Report on Form 10-Q, as well as risk factors detailed in our other reports filed with the SEC.

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

Allowance for Doubtful Accounts. Accounts receivable are recorded net of an allowance for doubtful accounts established to provide for losses on uncollectible accounts based on management’s evaluation of each account and historical collection experience. We reserve specific accounts once collection appears unlikely and record a general reserve on remaining outstanding receivables. We evaluate the adequacy of the allowance for doubtful accounts quarterly. Accounts outstanding longer than contractual payment terms are considered past due and are reviewed individually for collectability. Management considers the age of the receivable, the financial health of the customer and payment history to evaluate the collectability of accounts receivable. Accounts receivable are written off once all collection efforts are exhausted.

Goodwill and Intangible Assets. We account for goodwill and other intangible assets in accordance with the provisions of FASB ASC Topic 350 – Intangibles-Goodwill and Other. Under the provisions of this Topic, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. We had goodwill of $28,246,000 at March 31, 2011 and December 31, 2010 and net intangible assets related to acquisitions of $6,821,000 and $7,055,000 at March 31, 2011 and December 31, 2010, respectively. Management reviews goodwill and other intangible assets for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting units to which the goodwill and intangibles relate based on market capitalization of the company as a whole. We have concluded that we operate in one reporting unit—medical transcription services—since all of our revenue is derived from medical transcription services and since we have one organization dedicated to the provision of our service.

In connection with certain of our acquisitions, we allocated a portion of the purchase price to acquired customer relationships, acquired technology and covenants-not-to-compete using appraisals based on discounted cash flow analysis. The estimated fair values attributed to the relationships and covenants are being amortized over a period of five to ten years, which represented the estimated average remaining lives of the contracts and relationships. The estimated fair value attributed to acquired technology is being amortized over a period of two years, which represented the estimated remaining life of the technology. We account for long-lived assets such as purchased intangible assets with finite lives under The Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Topic 360 – Property, Plant and Equipment. This Subtopic requires that such long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

There were no impairments recognized to goodwill or intangible assets in the three months ended March 31, 2011 or 2010.

Contingent Consideration Payable. A contingent consideration payment was part of the asset purchase agreement for our acquisition of TRS. We estimated the fair value of this payable as of the purchase date of the acquisition. FASB ASC Topic 805 –Business Combinations requires that this estimate is re-measured to fair value at each reporting date until the contingency is resolved. These interim changes in estimated fair value, along with any differences in the final settlement, are recognized in operating expense. The purchase date fair value of the TRS contingent consideration was $353,000. As of December 31, 2009, the value was calculated as $1,123,000. The $770,000 difference was recognized as operating expense in the fourth quarter of 2009 and the total amount of $1,123,000 was paid in February 2010.

Deferred Tax Assets and Liabilities. We account for our income taxes in accordance with FASB ASC Topic 740 – Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts for financial reporting purposes. As of March 31, 2011, we had net current deferred tax assets of $451,000 and net non-current deferred tax assets of $497,000. Deferred tax assets represent future tax benefits we expect to realize. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. FASB ASC Topic 740 – Income Taxes requires us to record a valuation allowance against any deferred income tax benefits that we believe may not be realized. We estimate future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. We have valuation allowances against net operating loss carryforwards in certain states in which future taxable income in those states may not be sufficient to utilize the net operating loss carryforwards in those states prior to their expiration.

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

Self-funded Medical Insurance. In 2010, we moved to a self-funded medical insurance plan for our U.S. based employees. We contracted with a separate administrative service company to supervise and administer the program and act as our representative. We have reduced the risk under this self-funded plan by purchasing stop-loss insurance coverage for individual and aggregate claims in excess of prescribed limits. We record estimates for our claim liability based on information provided by the third-party plan administrators, historical claims experience, the life cycle of claims, expected costs of claims incurred but not paid, and expected costs to settle unpaid claims. We monitor our estimated insurance-related liabilities on a monthly basis. As facts change, it may become necessary to make adjustments that could be material to our results of operations and financial condition. This liability is subject to a total limitation that varies based on employee enrollment and factors that are established at each annual contract renewal. Actual claims experience may differ from our estimates. Costs related to the administration of the plan and related claims are expensed as incurred.

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

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue increased $7,092,000, or 32%, to $29,298,000 in the quarter ended March 31, 2011 compared to revenue of $22,206,000 in the same period in 2010. The $7,092,000 increase in revenue was attributable to revenue from new customers of $2,092,000, increased revenue from existing customers of $428,000 and increased revenue contributed by the acquisition of Heartland of $4,941,000, offset by a decrease in revenue of $382,000 from customers who terminated their contracts since the first quarter of 2010. Revenue also increased by $13,000 from the sale of hardware and professional services related to implementations.

Direct costs increased $2,408,000, or 16%, to $17,134,000 in the quarter ended March 31, 2011 compared to $14,726,000 in the same period in 2010. Direct costs attributable to Heartland contributed $2,408,000 of this increase. Direct costs include costs attributable to compensation for transcriptionists, fees paid for speech recognition processing, telephone expenses, recruiting, management, customer service, technical support for operations, and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable operations infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs were 58% for the quarter ended March 31, 2011 and 66% for the quarter ended March 31, 2010. The decrease in costs as a percentage of revenue was due primarily to increased utilization of speech recognition technology on our BeyondTXT platform, increased usage of offshore resources and the acquisition of Heartland. The percentage of BeyondTXT volume that was edited using speech recognition technology increased from 68% in the first quarter of 2010 to 85% in the first quarter of 2011. Work processed on BeyondTXT has lower costs due to the use of speech recognition technology to produce drafts of reports which are then edited by our medical language specialists. The percentage of work processed offshore increased from 16% in the first quarter of 2010 to 36% (23% excluding work performed by Heartland) in the first quarter of 2011. Excluding the impact of the Heartland acquisition, direct costs decreased to 60% of revenue for the quarter ended March 31, 2011 compared to 66% for the same period of 2010.

Gross profit increased $4,684,000, or 63%, to $12,164,000 in the quarter ended March 31, 2011 compared to $7,480,000 in the same period in 2010. Gross profit as a percentage of revenue increased to 42% in the quarter ended March 31, 2011 compared to 34% in the same period in 2010 (see direct costs discussion).

Sales and marketing expenses increased $11,000, or 3%, to $414,000 in the quarter ended March 31, 2011, compared to $403,000 in the same period in 2010. Sales and marketing expense as a percentage of revenue was 1% and 2% in the quarters ended March 31, 2011 and March 31, 2010, respectively.

Research and development expenses increased $470,000, or 110%, to $896,000 in the quarter ended March 31, 2011, compared to $426,000 in the same period in 2010. Research and development expense as a percentage of revenue was 3% and 2% in the quarters ended March 31, 2011 and March 31, 2010, respectively. The increase in expense was primarily due to an increase in compensation-related expenses related to the expansion of the research and development department and the acquisition of Heartland.

General and administrative expenses increased $134,000, or 4%, to $3,893,000 in the quarter ended March 31, 2011, compared to $3,759,000 in the same period in 2010. The increase was due primarily to increased employee benefits, legal and accounting costs and the acquisition of Heartland, partially offset by decreases in stock-based compensation and transaction expense. General and administrative expenses as a percentage of revenue were 13% and 17% in the quarters ended March 31, 2011 and 2010, respectively. Excluding $213,000 for the stock compensation adjustment and $596,000 for the change in transaction expense, general and administrative expense as a percentage of revenue was 13% for the quarter ended March 31, 2010.

Depreciation and amortization expense was $676,000 in the quarter ended March 31, 2011, compared to $448,000 in the same period in 2010, an increase of $228,000. Amortization of intangible assets resulting from the acquisition of Heartland contributed $71,000 of the increase and depreciation of Heartland fixed assets contributed $85,000 of the increase. The remainder of the increase was due to higher capital expenditures resulting in increased depreciable assets.

Operating income increased $3,841,000, or 157%, to $6,285,000 in the quarter ended March 31, 2011, compared to $2,444,000 in the same period in 2010. This increase is primarily the result of the increase of 8% in gross profit as a percent of revenue while operating expenses decreased 2% as a percent of revenue.

Interest and other expenses decreased $5,000 to $22,000 of net expense in the quarter ended March 31, 2011 compared to $27,000 of net expense in the same period in 2010. The decrease was primarily due to an increase in financing costs offset by increased interest income and net gains on foreign currency transactions.

The income tax provision increased $1,564,000 to $2,502,000 for the three months ended March 31, 2011, compared to $938,000 for the same period in 2010. The provision increased primarily due to higher pre-tax income and a higher effective tax rate of 40.0% for the quarter ended March 31, 2011 compared to 38.8% for the quarter ended March 31, 2010. The increased rate in 2011 is mainly due to an increase in our federal tax rate from 34% to 35% and the acquisition of Heartland, which had a historical tax rate higher than ours due to uncertain tax positions in India.

Net income increased $2,282,000, or 154%, to $3,761,000 in the quarter ended March 31, 2011, compared to $1,479,000 in the same period in 2010. Fully diluted earnings per share increased $0.20, to $0.34 for the quarter ended March 31, 2011, compared to $0.14 for the same period in 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had cash, cash equivalents and short-term investments of $31,639,000, working capital of $35,168,000, and availability of approximately $5,000,000 on our revolving line of credit based on eligible accounts receivable (see Note 7 of the Notes to Consolidated Financial Statements). We had $67,000 of debt outstanding as of March 31, 2011 and did not utilize our available line of credit in the first three months of 2011.

Cash provided by operating activities was $5,707,000 for the three months ended March 31, 2011, compared to $2,866,000 for the three months ended March 31, 2010. The increase was due primarily to higher net income (adjusted for non-cash depreciation, amortization and stock-based compensation) and other working capital changes.

Cash provided by investing activities was $3,737,000 for the three months ended March 31, 2011, compared to cash used in investing activities of $10,661,000 for the three months ended March 31, 2010. During the first three months of 2011, we had net investment maturities of $5,044,000 partially offset by purchases of $425,000 of equipment and software, and the capitalization of $882,000 in software development costs. We are investing significant resources in the next generation of our transcription platform and expect this level of capitalization will continue through the remainder of 2011. For the first three months of 2010, investing activities were related primarily to the purchase of $9,287,000 of investments with the proceeds from our 2009 stock offering.

Cash provided by financing activities was $578,000 for the three months ended March 31, 2011, compared to cash used in financing activities of $439,000 in the same period in 2010. Cash provided by financing activities during the first three months of 2011 was primarily from the proceeds from stock option exercises while cash used in financing activities in 2010 was due primarily the repayment of debt.

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both “borrowers” under the loan and security agreement. The loan and security agreement with Regions Bank includes a one-time term loan of $7.0 million for the costs and expenses of, and to the extent necessary a portion of the purchase price for MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. We may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. The maximum amount of the revolving loan may be increased at the discretion of Regions Bank to $8.0 million. We used $4.0 million of the proceeds from the follow-on offering of our common stock completed in the fourth quarter of 2009 to pay down the term loan. The original revolving loan commitment expired and was renewed for another year in August 2010. We expect to either renew this commitment or enter into a new commitment by August 2011. Borrowings bear interest at a rate based on the current LIBOR (3.75% as of March 31, 2011), and are secured by substantially all of our assets. The outstanding balance on the four-year term loan was $67,000 as of March 31, 2011 and the balance on the revolver was $0 as of March 31, 2011. We did not draw on the revolver at any time during the three months ended March 31, 2011.

The loan and security agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the loan and security agreement restricts the borrowers from incurring certain additional debt, prohibits the borrowers from creating, permitting or allowing certain liens on their property, restricts the payment of dividends, distributions and other specified equity related transactions by us, and prohibits certain borrowings and specified transactions with affiliates. The loan and security agreement also requires the maintenance of a specified minimum fixed charge coverage ratio, tangible net worth, and cash flow leverage, as defined in the agreement. As of March 31, 2011, we were in compliance with all covenants of the agreement.

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

Interest Rate Risk

We have a floating rate of interest on our credit facility. As of March 31, 2011, the current balance of the term loan under our credit facility was $67,000 and the current rate was 3.75%. A 10% change in the interest rate would not have a material impact on our interest expense on the credit facility.

Foreign Currency Exchange Rate Risk

We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as we transact or hold a portion of our funds in the Indian rupee. Accordingly, we periodically evaluate the need for hedging strategies, including the use of derivative financial instruments, to mitigate the effect of foreign currency exchange rate fluctuations and expect to continue to use such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures. We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of expense payments in India. India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. Our U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. We limit the forward contracts operational period to 12 months or less, and we do not enter into foreign exchange forward contracts for trading purposes. As of March 31, 2011, the notional value of these contracts was $5,311,000. The outstanding contracts as of March 31, 2011 are scheduled to mature within one year. The gain or loss on our foreign exchange forward contracts is marked to market at each reporting period. As of March 31, 2011, the net unrealized gain on our outstanding foreign exchange forward contracts was $254,000, compared to $238,000 as of December 31, 2010. The change in value of $16,000 is reflected as an increase in pre-tax income in the first quarter of 2011. Based upon a sensitivity analysis of our foreign exchange forward contracts at March 31, 2011, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10.0% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $25,000. Our hedges of our foreign currency exposure are not designed to, and, therefore, cannot entirely eliminate the effect of changes in foreign exchange rates on our consolidated financial position, results of operations and cash flows.

Item 4.	Controls and Procedures

a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Exchange Act. Based on this evaluation as of the end of the period covered by this quarterly report, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

No change in our internal control over financial reporting occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the other information set forth in this report and in our other reports and statements that we file with the SEC, including our quarterly reports on Form 10-Q, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6.	Exhibits

The exhibits listed in the accompanying exhibit index are filed as part of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

May 9, 2011	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
Chief Executive Officer
(Principal Executive Officer)

May 9, 2011	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
Fifth Amendment to Loan and Security Agreement and Waiver, by and between Transcend Services, Inc. and Regions Bank, dated March 3, 2011 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 15, 2011)

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
____________________
*    This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.