Form 10-Q
period 2011-09-30
TRANSCEND SERVICES INC
filed 2011-11-08
CIK 858452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of the registrant’s common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $0.05 par value	10,687,223

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
TRANSCEND SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Rounded to the nearest thousand)

	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$10,398,000	$6,207,000
Short-term investments	1,901,000	20,454,000
Accounts receivable, net of allowance for doubtful accounts of $177,000 at September 30, 2011 and $124,000 at December 31, 2010	17,462,000	12,037,000
Deferred income tax, net	1,481,000	482,000
Prepaid expenses and other current assets	925,000	688,000
Total current assets	32,167,000	39,868,000
Property and equipment:
Computer equipment	4,638,000	4,113,000
Software	5,172,000	4,263,000
Furniture and fixtures	704,000	652,000
Total property and equipment	10,514,000	9,028,000
Accumulated depreciation and amortization	(7,423,000)	(6,052,000)
Property and equipment, net	3,091,000	2,976,000
Capitalized software development costs, net	6,063,000	3,188,000
Goodwill and intangible assets:
Goodwill	46,509,000	28,246,000
Other intangible assets	15,269,000	8,789,000
Total intangible assets	61,778,000	37,035,000
Accumulated amortization	(2,690,000)	(1,734,000)
Intangible assets, net	59,088,000	35,301,000
Deferred income tax, net - non current	1,503,000	470,000
Other assets	337,000	414,000
Total assets	$102,249,000	$82,217,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,014,000	$1,653,000
Accrued compensation and benefits	3,603,000	3,666,000
Promissory notes payable	—	67,000
Income tax payable	817,000	1,193,000
Other accrued liabilities	3,511,000	2,180,000
Total current liabilities	9,945,000	8,759,000
Long term liabilities:
Uncertain tax position	9,041,000	2,606,000
Other liabilities	573,000	689,000
Total long term liabilities	9,614,000	3,295,000
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at September 30, 2011 and December 31, 2010	—	—

Common stock, $0.05 par value; 30,000,000 shares authorized at September 30, 2011 and December 31, 2010; 10,685,000 and 10,566,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	534,000	528,000
Additional paid-in capital	65,157,000	63,368,000
Retained earnings	16,999,000	6,267,000
Total stockholders’ equity	82,690,000	70,163,000
Total liabilities and stockholders’ equity	$102,249,000	$82,217,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and rounded to the nearest thousand,
except earnings per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$32,202,000	$22,916,000	$92,162,000	$67,331,000
Direct costs (1)	19,747,000	14,245,000	55,230,000	43,149,000
Gross profit	12,455,000	8,671,000	36,932,000	24,182,000
Operating expenses:
Sales and marketing (1)	774,000	483,000	1,826,000	1,421,000
Information Technology (1)	1,221,000	498,000	3,127,000	1,332,000
General and administrative (1)	4,059,000	2,935,000	11,931,000	10,630,000
Depreciation and amortization	965,000	485,000	2,393,000	1,393,000
Total operating expenses	7,019,000	4,401,000	19,277,000	14,776,000
Operating income	5,436,000	4,270,000	17,655,000	9,406,000
Interest and other income	(50,000)	(7,000)	(118,000)	(38,000)
Interest and other expense	2,000	36,000	113,000	117,000
Loss on foreign currency transactions	379,000	—	284,000	—
Net other expense	331,000	29,000	279,000	79,000
Income before income taxes	5,105,000	4,241,000	17,376,000	9,327,000
Income tax provision	1,758,000	1,626,000	6,644,000	3,665,000
Net income	$3,347,000	$2,615,000	$10,732,000	$5,662,000
Basic earnings per share:
Net earnings per share	$0.31	$0.25	$1.01	$0.54
Weighted average shares outstanding	10,676,000	10,487,000	10,642,000	10,486,000
Diluted earnings per share:
Net earnings per share	$0.30	$0.24	$0.97	$0.52
Weighted average shares outstanding	11,110,000	10,800,000	11,053,000	10,827,000

(1) Amounts shown exclusive of depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited and rounded to the nearest thousand)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2010	—	$—	10,566,000	$528,000	$63,368,000	$6,267,000	$70,163,000
Net income	—	—	—	—	—	10,732,000	10,732,000
Issuance of common stock from stock incentive plans	—	—	119,000	6,000	728,000	—	734,000
Share-based compensation expense	—	—	—	—	917,000	—	917,000
Tax benefit for share based payments	—	—	—	—	144,000	—	144,000
Balance, September 30, 2011	—	$—	10,685,000	$534,000	$65,157,000	$16,999,000	$82,690,000

The accompanying notes are an integral part of this consolidated financial statement.

TRANSCEND SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and rounded to the nearest thousand)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$10,732,000	$5,662,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(921,000)	(50,000)
Depreciation and amortization	2,393,000	1,393,000
Share-based compensation	917,000	1,276,000
Tax benefit for share based payments	(144,000)	32,000
Changes in assets and liabilities:
Accounts receivable, net	(2,975,000)	(21,000)
Prepaid income taxes, excluding tax benefit for share-based payments	144,000	32,000
Prepaid expenses and other current assets	(196,000)	(83,000)
Other assets	93,000	77,000
Accounts payable	25,000	(12,000)
Accrued and other liabilities	(1,225,000)	828,000
Total adjustments	(1,889,000)	3,472,000
Net cash provided by operating activities	8,843,000	9,134,000
Cash flows from investing activities:
Capital expenditures	(1,380,000)	(1,571,000)
Capitalized software development costs	(2,875,000)	(2,569,000)
Purchase of investments	(20,534,000)	(55,716,000)
Sale and maturity of investments	39,087,000	28,339,000
Purchase of business, net of cash acquired	(19,761,000)	—
Net cash used in investing activities	(5,463,000)	(31,517,000)
Cash flows from financing activities:
Proceeds from stock options and other issuances of stock	734,000	75,000
Revision of estimate for capitalized expenses of stock offering	—	56,000
Tax benefit for share-based payments	144,000	(32,000)
Repayment of promissory notes payable	(67,000)	(832,000)
Repayment of promissory note to related parties	—	(2,000,000)
Net cash provided by (used in) financing activities	811,000	(2,733,000)
Net change in cash and cash equivalents	4,191,000	(25,116,000)
Cash and cash equivalents at beginning of period	6,207,000	25,732,000
Cash and cash equivalents at end of period	$10,398,000	$616,000
Supplemental cash flow information:
Cash paid for interest	$1,000	$20,000
Cash paid for interest to related party	$—	$100,000
Cash paid for income taxes	$8,300,000	$3,183,000

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

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28 to Topic 350— Intangibles—Goodwill and Other : When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments to the Codification in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update was effective starting in the first quarter of 2011 with early adoption not permitted. Adoption of this update did not have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-29 to Topic 805—Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments to the Codification in this ASU apply to any public entity that enters into business combinations that are material on an individual or aggregate basis and specify that the entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning in January 2011 with early adoption permitted. We have adopted this update for all acquisitions in 2011.

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
In June 2011, the FASB issued ASU No. 2011-05 to Topic 220 - Comprehensive Income. The update, entitled Comprehensive Income (Topic 220): Presentation of Comprehensive Income requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income or the U.S. GAAP requirement to report reclassification of items from other comprehensive income to net income. The update is effective for interim and annual periods beginning after December 15, 2011. This update affects the presentation of financial information only. Accordingly, we do not expect that the adoption of this update will have a material impact on our financial statements.
In September 2011, the FASB issued ASU No. 2011-08 to Topic 350 - Intangibles-Goodwill and Other. The update, entitled Testing Goodwill for Impairment, allows an entity to first assess qualitative factors in determining the necessity of performing the two-step quantitative goodwill impairment test. If, after assessing qualitative factors, an entity determines it is not likely that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. An entity also has the option to bypass the qualitative assessment and proceed directly to performing the first step of the two-step impairment test. The update will be effective for fiscal years beginning after December 15, 2011. We do not expect that the adoption of this update will have a material impact on our financial statements.

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

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$3,347,000	$2,615,000	$10,732,000	$5,662,000
Denominator:
Weighted average shares outstanding	10,676,000	10,487,000	10,642,000	10,486,000
Effect of dilutive securities
Common stock options	434,000	313,000	411,000	341,000
Denominator for diluted calculation	11,110,000	10,800,000	11,053,000	10,827,000

Basic earnings per share	$0.31	$0.25	$1.01	$0.54
Diluted earnings per share	$0.30	$0.24	$0.97	$0.52

Weighted-average outstanding stock options not included in diluted net income per share calculation as they had an anti-dilutive effect	26,000	181,000	109,000	110,000

2. ACQUISITIONS
In the third quarter of 2011 we finalized our adjustments to the purchase price allocation of the October 2010 acquisition of Spryance, Inc. ("Heartland"). We identified three main adjustments:

1.
A possible uncertain tax position of approximately $6.8 million related to pre-acquisition tax returns filed by Heartland. In accordance with FASB ASC 740, we have established a liability of $6.8 million for this uncertain tax position which increases goodwill by $7.0 million and reduces the acquired deferred tax assets by $225,000. See Note 11 for further discussion.

2.	A $210,000 increase in goodwill and the tax contingent liability related to transfer-pricing with India.

3.
A $72,000 decrease in goodwill and a corresponding increase in the deferred tax asset related to completion of the limitation study of allowable net operating losses. See Note 11 for further discussion.

A reconciliation of the Heartland goodwill balance is as follows:

Balance December 31, 2010	$4,580,000
Purchase price allocation adjustments	7,122,000
Balance September 30, 2011	$11,702,000
On April 29, 2011, we entered into an Agreement and Plan of Merger with DTS America, Inc. ("DTS") and certain principal stockholders and acquired DTS America, Inc. through a merger of DTS Acquisition Corporation (a wholly-owned subsidiary of Transcend Services, Inc.) into DTS America, Inc. The aggregate consideration was $9,500,000, consisting of cash at closing of $8,900,000, $200,000 payable after receipt of financial statements and $400,000 payable one year after closing. As of September 30, 2011, none of the remaining $600,000 has been paid and is included in Other Accrued Liabilities on the Balance Sheet. There is no earn-out provision in the purchase agreement and no debt was assumed.
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
The following is a detailed list of the fair value of identifiable assets acquired and liabilities assumed in the DTS acquisition:

Cash	$119,000
Accounts receivable	1,179,000
Fixed assets	147,000
Deferred tax asset	3,721,000
Other assets	22,000
Total identifiable assets	5,188,000
Accounts payable	336,000
Benefits payable	377,000
Other liabilities	116,000
Total identifiable liabilities	829,000
Net identifiable assets	$4,359,000
The fair value of accounts receivable acquired approximated gross contractual amounts receivable. There were no assets arising from contingencies that were acquired in the transaction.
Goodwill of $3.2 million was recorded for the DTS acquisition. This consisted primarily of the synergies and economies of scale expected from combining the operations of Transcend and DTS and the value of the DTS assembled workforce. We have initially allocated the purchase price between goodwill, customer relationships and related deferred tax liability, and net identifiable assets. Since this transaction was a stock purchase, goodwill and intangibles will not be deductible for income tax purposes. As permitted, we expect to finalize the purchase price allocation within one year of the purchase date. We do not expect any changes to the purchase price allocation to materially increase or decrease amortization expenses, but there could be an impact on the allocation between goodwill and the deferred tax asset. As of September 30, 2011, the purchase price was allocated as follows:

Net identifiable assets	$4,359,000
Customer relationships	3,000,000
Covenant not to compete	70,000
Goodwill	3,205,000
Deferred tax liability	(1,134,000)
Total purchase price	$9,500,000
Intangible assets, except for goodwill, are amortized over their useful lives. The customer list is being amortized over ten years and the covenant not to compete over five years.

DTS revenue of $2,938,000 and $4,984,000 are included in our Consolidated Statement of Operations for the three and nine months ended September 30, 2011, respectively. Since we have fully integrated the DTS operations, it is impossible to segregate net income related to the DTS operations for the three and nine months ended September 30, 2011.
On July 29, 2011, we entered into an Agreement and Plan of Merger with Salar, Inc. ("Salar") and certain principal stockholders and acquired Salar through a merger of Salar Acquisition Corporation (a wholly-owned subsidiary of Transcend Services, Inc.) into Salar. The aggregate consideration was $11,000,000, consisting of cash at closing of $11,000,000, $1,000,000 of which is being held in escrow for a period of one year. There is no earn-out provision in the purchase agreement and no debt was assumed.
Founded in 1999, Salar is a software development and services company whose solutions are used by leading academic and community hospitals. Salar generated approximately $4 million of annual revenue at the date of acquisition. Salar's product solutions provide a highly customizable and physician-friendly interface that integrates easily with existing electronic medical record systems. We purchased Salar for their expertise in clinical documentation and their technology, which we plan to integrate with our speech recognition products to give our customers added functionality and greater flexibility.
We allocated the purchase price between goodwill, customer relationships and related deferred tax liability, covenant not to compete, technology, trademarks and net identifiable assets. We have included the results of Salar operations in our financial statements from the close date forward.
The following is a detailed list of the fair value of identifiable assets acquired and liabilities assumed in the Salar acquisition:

Cash	$19,000
Accounts receivable	885,000
Unbilled revenue	386,000
Fixed assets	25,000
Other assets	35,000
Total identifiable assets	1,350,000
Benefits payable	80,000
Other liabilities	294,000
Total identifiable liabilities	374,000
Net identifiable assets	$976,000
The fair value of accounts receivable acquired approximated gross contractual amounts receivable. There were no assets arising from contingencies that were acquired in the transaction.
Goodwill of $7.9 million was recorded for the Salar acquisition. This consisted primarily of the value of the Salar workforce. We have initially allocated the purchase price between goodwill, customer relationships and related deferred tax liability, covenant not to compete, technology, trademarks and net identifiable assets. Since this transaction was a stock purchase, goodwill and intangibles will not be deductible for income tax purposes. As permitted, we expect to finalize the purchase price allocation within one year of the purchase date. We do not expect any changes to the purchase price allocation to materially increase or decrease amortization expenses, but there could be an impact on the allocation between goodwill and other intangible assets. As of September 30, 2011, the purchase price was allocated as follows:

Net identifiable assets	$976,000
Customer relationships	1,800,000
Covenant not to compete	190,000
Technology	1,340,000
Trademarks	80,000
Goodwill	7,936,000
Deferred tax liability	(1,322,000)
Total purchase price	$11,000,000
Intangible assets, except for goodwill, are amortized over their useful lives. The customer list is being amortized over eight years, the covenant not to compete over four years, the technology over five years and the trademarks over two years.
Salar revenue and net income of $577,000 and $93,000 respectively, are included in our Consolidated Statement of Operations for the three and nine months ended September 30, 2011. The net income excludes $103,000 of our transaction costs incurred.

Unaudited pro forma revenue and net income of the combined entity had the DTS and Salar acquisitions been completed on January 1, 2010 are as follows:

	SUPPLEMENTAL PRO FORMA INFORMATION
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$32,381,000	$26,952,000	$99,710,000	$80,754,000
Net Income	$3,332,000	$2,488,000	$11,403,000	$6,068,000
Adjustments have been made to move transaction costs to January 1, 2010 and to recognize the amortization of intangible assets and the related income tax impact in the periods presented. The pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisitions been made as of January 1, 2010.

3.	MAJOR CUSTOMERS

In September 2009, we announced that we had entered into a five-year single-source contract to provide medical transcription services to hospitals that are members of Health Management Associates (“HMA”) effective October 1, 2009. The agreement expanded our existing relationship with HMA to include the HMA hospitals which were using other transcription service providers. As of September 30, 2011, we have transitioned all of the existing HMA hospitals. In addition, pursuant to the terms of the agreement, any future hospitals acquired or managed by HMA will transition to us as soon as practicable.

Revenue attributable to our contract with HMA comprised 13.0% and 16.7% of our total revenue for the three months ended September 30, 2011 and 2010, respectively, and 14.1% and 17.4% for the nine months ended September 30, 2011 and 2010. The decrease in the percentages is due to our growth in non-HMA revenue, particularly from acquisitions.

Our top 10 customers (a customer is an individual hospital) accounted for approximately 14.5 % and 14.2% of our transcription revenue for the three and nine months ended September 30, 2011, respectively, and 15.6% and 16.2% of revenue for the three and nine months ended September 30, 2010, respectively. These customers averaged $1.8 million of annualized revenue each in 2011 and $1.4 million in 2010. Our average annual revenue per customer was approximately $324,000 for the first nine months of 2011 and $354,000 for the first nine months of 2010.

4.	INVESTMENTS

Short-term investments consist of government notes in the United States and uninsured fixed rate bank deposits in India. These investments, which have a contractual maturity of less than one year, are carried at fair value based on quoted market prices (level 1 inputs).

Description	September 30, 2011	December 31, 2010
Available-for-sale
Fixed rate bank deposits in India	$1,901,000	$848,000
U.S. Treasury Securities	—	19,606,000
Total short-term investments	$1,901,000	$20,454,000

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

We account for goodwill and other intangible assets in accordance with the provisions of FASB ASC Topic 350 – Intangibles-Goodwill and Other. Under this Topic, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. A portion of the respective purchase prices of the acquisitions of Medical Dictation, Inc. ("MDI") and PracticeXpert in 2005, OTP Technologies, Inc. ("OTP") in 2007, DeVenture Global Partners, Inc. ("DeVenture"), Transcription Relief Services, Inc. ("TRS") and Medical Dictation Services, Inc. ("MDSI") in 2009, Heartland in 2010 and DTS and Salar in 2011 were attributed to goodwill and other intangible assets.

Goodwill and Other Intangible Assets (Rounded to the nearest thousand)

		September 30, 2011			December 31, 2010
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Goodwill		$46,509,000	$—	$46,509,000	$28,246,000	$—	$28,246,000
Amortized intangible assets:
Covenants not to compete	4 - 5	478,000	140,000	338,000	218,000	101,000	117,000
Trademarks	2	80,000	7,000	73,000	—	—	—
Technology	2 - 5	1,530,000	135,000	1,395,000	190,000	19,000	171,000
Customer relationships	5-10	13,181,000	2,408,000	10,773,000	8,381,000	1,614,000	6,767,000
Total goodwill and intangible assets		$61,778,000	$2,690,000	$59,088,000	$37,035,000	$1,734,000	$35,301,000

Amortization expense was $425,000 and $164,000 for the quarters ended September 30, 2011 and 2010, respectively, and $956,000 and $501,000 for the nine months ended September 30, 2011 and 2010, respectively. Estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year	Amount
Remainder of 2011	$478,000
2012	1,846,000
2013	1,750,000
2014	1,712,000
2015	1,674,000
2016	1,527,000

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In accordance with FASB ASC Topic 825 – Financial Instruments, the carrying value of short-term debt, which totaled $0 as of September 30, 2011 and $67,000 at December 31, 2010, was estimated to approximate its fair value. The fair value of debt is estimated based on approximate market interest rates for similar issues. Our other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of those assets and liabilities.

Investments are classified as available-for-sale and valued using Level 1 inputs (quoted prices in active markets) and carrying value approximates fair value.

The following table summarizes the carrying amounts and fair values of short-term investments at September 30, 2011:

Description	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
Fixed rate bank deposits in India	$1,901,000	$1,901,000	$—	$—
Total short-term investments	$1,901,000	$1,901,000	$—	$—

The following table summarizes the carrying amounts and fair values of short-term investments at December 31, 2010:

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
Fixed rate bank deposits in India	$848,000	$848,000	$—	$—
U.S. Treasury Securities	19,606,000	19,606,000	—	—
Total short-term investments	$20,454,000	$20,454,000	$—	$—

7.	BORROWING ARRANGEMENTS

Credit Facility

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both “borrowers” under the loan and security agreement, which replaced our previous credit facility. The loan and security agreement includes a one-time, four-year term loan of $7.0 million for the costs and expenses of, and, to the extent necessary, a portion of the purchase price for MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. We may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. We used $4.0 million of the proceeds from the follow-on offering of our common stock completed in the fourth quarter of 2009 to pay down the term loan. The original revolving loan commitment expired in August, 2010 and has been renewed annually since then, with the current expiration in August 2012. When it was renewed in August, 2011, the revolving loan commitment was increased to $10.0 million. Borrowings bear interest at a rate based on the current LIBOR (3.75% as of December 31, 2010), and are secured by substantially all of our assets. The outstanding balance on the term loan of $67,000 was paid off in June, 2011 and the balance at September 30, 2011 was $0. The balance on the revolver was $0 as of September 30, 2011 and December 31, 2010. We utilized the revolving loan infrequently and for no more than one day in duration of each loan during the nine months ended September 30, 2011.

The loan and security agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the loan and security agreement restricts us from incurring certain additional debt, prohibits us from creating, permitting or allowing certain liens on our property, restricts the payment of dividends, distributions and other specified equity related transactions, and prohibits certain borrowings and specified transactions with affiliates. The loan and security agreement also requires the maintenance of a specified minimum fixed charge coverage ratio, tangible net worth, and cash flow leverage, as defined in the agreement. As of September 30, 2011, we were in compliance with all covenants of the agreement except one covenant related to tangible net worth. Regions Bank issued a waiver of this covenant as of September 30, 2011.

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

On August 31, 2009, we acquired all issued and outstanding shares of MDSI common stock from Dorothy Fitzgerald for an estimated purchase price of $15,487,000. Payment of the purchase price included a $2,000,000 payment due at the delivery of audited financial statements and a $2,000,000 promissory note payable to Ms. Fitzgerald, the terms of which are described in Note 7 “Borrowing Arrangements.” In addition, we entered into a registration rights agreement, dated August 31, 2009, providing Ms. Fitzgerald with “piggyback” registration rights. Ms. Fitzgerald was employed by us until the third quarter of 2011.

9.	SHARE-BASED COMPENSATION

General

We have six stockholder-approved stock incentive plans (“Plans”), for our key employees, directors and key consultants. The Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and, in the case of the plans approved by the shareholders on May 10, 2007 and May 19, 2009, restricted stock units and stock appreciation rights. We intend to grant new awards under only the 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan was amended on June 1, 2011 to increase the number of shares available for grant by 500,000 and to require shareholder approval to reprice awards under the 2009 Plan. No such repricing has ever been done nor is it anticipated to be done in the future. The options are granted at fair market value, as defined in the option agreement, on the date of grant. There were 656,344 shares available for issuance at September 30, 2011.

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

The second category related to the vesting of certain restricted stock awards in the first quarter of 2010. At the time of vesting in the first quarter of 2010, only $124,000 of the total stock-based compensation expense of $355,000 had been recorded. The difference of $231,000 should have been recorded as additional compensation expense in the first quarter of 2010. Based on our analysis, it was determined that the adjustment was not material to the first quarter and did not require a restatement of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. In accordance with SAB108, the entry was recorded as a first quarter of 2010 adjustment in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and has been and will be reflected in any future filing of the financial information for the period ending March 31, 2010 and the year ended December 31, 2010.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions or range of assumptions. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is the calculated yield on our stock at the time of grant. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived by analyzing historic exercise behavior along with currently outstanding options. Expected volatilities are based on the historic volatility of our common stock. The expected forfeiture rates are based on historical forfeiture rates. There were 10,000 options granted in the quarter ended September 30, 2011. The weighted average grant date fair value of options granted in the quarter ended September 30, 2011 was $13.27, and the assumptions used were as follows:

Risk-free interest rate	1.06%
Expected dividend yield	0%
Expected term	5.52 years
Expected volatility	58.05%
Expected forfeiture rate	19.15%
Exercise price of options issued	$25.56

Transactions involving our stock options for the nine months ended September 30, 2011 were as follows:

	Number of Shares Subject to Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2010	872,767	$8.91	6.6 years
Granted	29,500	$25.28
Forfeited	(54,750)	$17.54
Exercised	(72,711)	$9.98		$913,000
Outstanding at September 30, 2011	774,806	$8.83	5.8 years	$10,623,000
*The aggregate intrinsic value is based on a closing stock price of $22.54 as of September 30, 2011.

In the first nine months of 2011, we issued 28,580 shares of restricted stock to certain participants under the 2009 Plan. Our directors were issued 9,580 of these shares which vest over three years. The remaining 19,000 shares were issued to employees, of which 15,000 shares are performance based vesting in quarterly increments each March in 2012 through 2015 and 4,000 shares are time based and vest over four years. We use the average of the grant date high and low stock price along with expected forfeiture rates of 0% to 25.55% to calculate fair value of restricted stock awards issued. During the first quarter of 2011, 18,000 shares of performance based restricted stock were forfeited due to the failure to meet 2010 performance measures required for the vesting of these shares.

Transactions involving our restricted stock for the nine months ended September 30, 2011 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested stock outstanding at December 31, 2010	99,500	$16.25
Granted	28,580	$25.30
Forfeited	(18,000)	$16.34
Vested	—
Non-vested stock outstanding at September 30, 2011	110,080	$18.32

We recognized stock-based compensation expense under FASB ASC Topic 718 – Compensation-Stock Compensation of approximately $342,000 and $191,000 for the three months ended September 30, 2011 and 2010, and $917,000 and $1,276,000 for the nine months ended September 30, 2011 and 2010, respectively. These totals include the adjustment to stock-based compensation expense in the first quarter of 2010 discussed above. As of September 30, 2011, we had approximately $2,500,000 of future equity-based compensation expense which we expect to record in our statements of operations through 2015.

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

On June 10, 2005, we entered into a master equipment lease agreement with Farnam Street Financial, Inc. (“Farnam Street”). On April 22, 2009, we filed a complaint in the United States District Court for the District of Minnesota against Farnam Street, alleging breach of contract, fraud and violation of the Deceptive Trade Practices Act, among other things. Farnam Street answered the complaint and filed a counter-claim against us, alleging breach of contract, among other things. The dispute centered on lease renewal, lease termination and lease buy-out provisions. On May 12, 2010, we finalized a settlement with Farnam Street and paid $720,000 to buy out the equipment leases. The settlement was allocated as $540,000 against amounts previously expensed and $180,000 was set up as fixed assets with a useful life of one year. These assets were fully depreciated in the second quarter of 2011.

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

A valuation allowance is required to be recorded against deferred tax assets if, based on the available evidence, it is more likely than not that such assets will not be realized. When assessing the need for a valuation allowance, appropriate consideration should be given to all positive and negative evidence related to the realization of the deferred tax assets. This evidence includes, among other things, the existence of current and cumulative losses, forecasts of future profitability, the length of statutory carry-forward periods, our experience with loss carry-forwards expiring unused, and available tax planning strategies. At September 30, 2011 and December 31, 2010, we have recorded a valuation allowance of $310,000 related to expected future utilization of state net operating loss carry-forwards resulting from recent acquisitions. The conclusion to record the valuation allowance is based on the inability to predict, with any degree of certainty, whether we will generate apportionable income to the states in which it has these net operating loss carry-forwards.

With the 2010 acquisition of Heartland and the 2011 acquisition of DTS, we acquired net operating loss carry-forwards of approximately $17.3 million for Heartland and $23.4 million for DTS, which relate to losses incurred prior to their acquisition by Transcend. These net operating loss carry-forwards will begin to expire in 2025. As a result of the acquisitions, future utilization of these net operating loss carry-forwards is subject to the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the preliminary Section 382 analysis we expect $10.6 million and $14.1 million, for Heartland and DTS respectively, to expire unused. We have not established a deferred tax asset for those net operating loss carry-forwards which are expected to expire unused. Based on historical earnings and expected future taxable income, we have established a deferred tax asset in the amount of $2.1 million for Heartland and $3.2 million for DTS, representing the tax benefits related to the available net operating loss carry-forwards. We believe all of the net operating loss carry-forwards recorded as a deferred tax asset will be fully utilized before expiration, thus no valuation allowance has been recorded with respect to these federal operating loss carry-forwards. During the third quarter, 2011, we finalized the Section 382 analysis for the Heartland acquisition and have recorded an increase of $72,000 to goodwill. We plan to complete the same analysis for the DTS net operating loss carry-forward by the second quarter of 2012.
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

The initial evaluation of uncertain tax positions resulting from the 2010 acquisition of Heartland was related to intercompany transfer pricing, a liability was established at acquisition and had a balance of $4,681,000 at December 31, 2010. In the second quarter of 2011, we received a final order from the India taxation authority for the year 2006 resulting in a $212,000 (includes $82,000 of accrued interest) reduction in the liability and this was recognized as a reduction of current tax expense. In the third quarter of 2011, we received two final orders from the India taxation authority for the year 2008 resulting in a $411,000 (includes $70,000 of accrued interest) reduction in the liability that was recognized as a reduction of current tax expense. We also made a $209,000 (includes $68,000 of accrued interest) adjustment to increase the original purchase accounting balance in the third quarter of 2011. In addition to these adjustments, we have been adding to the liability for additional taxes on current operations. At September 30, 2011, the tax liability balance is $3,727,000.
During the second quarter of 2011, we identified an uncertain tax position pursuant to ASC 740 that resulted in recording a liability of approximately $5,300,000. Further analysis was done in the third quarter, and the liability was adjusted to $6,759,000. This uncertain tax position relates to prior tax returns filed by Heartland prior to the 2010 acquisition. We believe there is currently an uncertain tax position with respect to the deduction of certain dual consolidated losses generated from Heartland's India operations. We are currently in the process of pursuing administrative relief from the Internal Revenue Service which, based on our understanding of the relevant facts, although there can be no assurance of relief, we believe such relief will likely be granted no later than the first quarter of 2012. Based on the standards under ASC 740, however, we are required to estimate the potential impact of this uncertain tax position since such administrative relief is not a widely understood administrative practice. It is important to note that the purchase agreement contains indemnification provisions that we believe would potentially entitle us to reimbursement of actual tax and interest expense incurred if administrative relief is not obtained.

As of September 30, 2011 and December 31, 2010, the total amount of unrecognized tax benefits was $10,527,000 and $4,681,000, respectively, all of which would affect the effective tax rate if recognized.

Our effective income tax rate was approximately 34.4% and 38.3% for the three months ended September 30, 2011 and 2010, respectively, and 38.2% and 39.3% for the nine months ended September 30, 2011and 2010, respectively. The lower effective tax rate in 2011 was due primarily to the favorable resolution of transfer-pricing related income tax contingencies in India.

12.	SUBSEQUENT EVENT

In accordance with FASB ASC Topic 855—Subsequent Events, we evaluated all events or transactions that occurred after September 30, 2011 up through the date these financial statements were issued. During this period, no material recognizable subsequent events occurred.

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

Overview

We believe we are the second largest medical transcription services company in the United States based on revenue. We serve approximately 390 hospital customers nationwide plus a number of clinics and physician's offices. We estimate that our primary target market is approximately $2.5 billion, comprised primarily of approximately 5,000 community-based hospitals

(hospitals accessible by the general public) in the United States. Our mission is to provide accurate and timely documentation of the patient/medical provider encounter at a competitive price. Customer service is crucial to our success, and we have consistently been ranked among the top medical transcription service organizations in the industry. Our approximately 2,800 medical language specialists, including 800 based in India, supplemented by our offshore partners, provide high quality medical documents and fast turnaround times, resulting in high customer retention rates, which have averaged more than 95% (measured by revenue) over the last four years. We develop and utilize an array of technology solutions to support the transcription process, including robust voice capture systems, state-of-the-art speech recognition technology, our proprietary transcription platforms and various customer-specific systems. We believe we are well-positioned to benefit from the increasing adoption and use of electronic medical records (or "EMRs") because the data and narrative content we create comprise key portions of EMRs.

Hospitals have the flexibility to choose from four alternatives for creating clinical documentation:

1.	Outsourced transcription

2.	Encore transcription workflow platform for in-house transcription departments

3.	Physician dictation and self-editing solutions

4.	Physician template-based solutions (as a result of our acquisition of Salar)

Our revenue is substantially recurring in nature, which we believe results from our customers’ ongoing, mission-critical need to document each patient/medical provider encounter and our consistently high service levels, resulting in high customer retention rates. Since we are paid directly by hospitals and other providers, we have no direct insurance-related reimbursement risk.

Outlook

The U.S. economy deteriorated significantly in 2008 and 2009, stemming primarily from disruption in the global credit markets. Although there was arguably a degree of recovery in 2010 and 2011, if the economy were to further deteriorate, we could see deterioration in the financial condition of our customers and collection of our accounts receivable. The decrease in availability of consumer credit as well as general unfavorable economic conditions, has caused consumers to reduce their discretionary spending, including spending for medical care. Job losses and the resulting losses of healthcare benefits could further reduce demand for healthcare services. We have not experienced any noticeable deterioration in accounts receivable or transcription volume to date related to the financial condition of our customers. It is also uncertain what effect the credit crisis may have on the security of the U.S. banking system, and specifically the bank where our cash and cash equivalents are deposited. This could impact our access to and cost of capital. In addition, Federal Deposit Insurance Corporation ("FDIC") insurance does not fully insure our deposits. At September 30, 2011, approximately $838,000 of our cash balances exceeded the current FDIC or Securities Investor Protection Corporation ("SIPC") insurance limits, all of these balances were held in overseas banks for our India operations. In addition to the impact of the overall economic environment, the following trends and uncertainties could have a material future impact on our financial results:

•
The aging of the “baby boomers” will create increased demand for healthcare services, which should in turn create increased demand for medical transcription services. Over the next 20 years, the U.S. population over the age of 65 is expected to increase from roughly 40 million to 70 million, according to the U.S. Census Bureau.

•
Increased adoption of EMR solutions could result in greater demand for electronic documentation, including transcription of reports that are currently hand-written. Alternatively, EMR solutions could reduce the demand for traditional transcription since physicians could be required to “point and click” to complete a template rather than dictate to document portions of their patient encounters. Management believes that dictation is more efficient and can produce a more robust record than using templates alone, and we anticipate that in the future, hybrid solutions will become more common. This is one of the reasons that we acquired Salar, which specializes in template-based clinical documentation. We believe that the pace of change in the healthcare industry has increased, particularly as it relates to adoption of the EMR, and we expect this trend to continue. We are addressing this opportunity and risk by exploring opportunities to make the data in our reports more useful to hospitals and by exploring the opportunity to partner with firms to more deeply integrate our service offering into total documentation solutions for hospitals.

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

•
We completed three acquisitions in 2009, one in October 2010 and two thus far in 2011, which have had a material impact on our financial statements. Acquisitions involve significant risk, including integration risk, and it is possible that we will not realize the anticipated benefits of the acquisitions we have made.

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

•
Our largest competitor, MedQuist, recently announced that it had acquired Multimodal Technologies (“M*Modal”). M*Modal provides speech recognition-related technology and services to us. While we have been assured that our business relationship will continue and have recently entered into a new contract with M*Modal, which is effective through December 31, 2016, there is a possibility that the new relationship could pose challenges to us in the future.

•
With our acquisition of Heartland in 2010, we now have significant operations in India. We have tried to manage our risk of changes in exchange rates through forward currency contracts, however unfavorable changes in exchange rates could materially impact our results of operations.

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

Goodwill and Intangible Assets. We account for goodwill and other intangible assets in accordance with the provisions of FASB ASC Topic 350 – Intangibles-Goodwill and Other. Under the provisions of this Topic, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. We had goodwill of $46,509,000 at September 30, 2011 and $28,246,000 at December 31, 2010 and net intangible assets related to acquisitions of $12,579,000 and $7,055,000 at September 30, 2011 and December 31, 2010, respectively. Management reviews goodwill and other intangible assets for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting units to which the goodwill and intangibles relate based on market capitalization of the company as a whole. We have concluded that we operate in one reporting unit—clinical documentation solutions—since all of our revenue is derived from clinical documentation solutions and since we have one organization dedicated to the delivery of our solutions.

In connection with certain of our acquisitions, we allocated a portion of the purchase price to acquired customer relationships, acquired technology, trademarks and covenants-not-to-compete using appraisals based on discounted cash flow analysis. The estimated fair values attributed to the relationships and covenants are being amortized over a period of four to ten years, which represented the estimated average remaining lives of the contracts and relationships. The estimated fair value attributed to acquired technology and trademarks is being amortized over a period of two to five years, which represented the estimated remaining life of the technology and trademarks. We account for long-lived assets such as purchased intangible assets with finite lives under The Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Topic 360 – Property, Plant and Equipment. This Subtopic requires that such long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

There were no impairments recognized to goodwill or intangible assets in the nine months ended September 30, 2011 or 2010.

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

Deferred Tax Assets and Liabilities. We account for our income taxes in accordance with FASB ASC Topic 740 – Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts for financial reporting purposes. As of September 30, 2011, we had net current deferred tax assets of $1,481,000 and net non-current deferred tax assets of $1,503,000. Deferred tax assets represent future tax benefits we expect to realize. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. FASB ASC Topic 740 – Income Taxes requires us to record a valuation allowance against any deferred income tax benefits that we believe may not be realized. We estimate future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. We have valuation allowances against net operating loss carry-forwards in certain states in which future taxable income in those states may not be sufficient to utilize the net operating loss carry-forwards in those states prior to their expiration.

With the acquisition of Heartland, we are now subject to income taxes in India. Significant judgment is required in determining our consolidated provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe we have appropriate support for the positions taken on our tax returns, we have recorded a liability of $10,527,000 for our best estimate of the probable loss on certain of these positions. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result from intercompany transfer pricing and the tax return treatment of certain dual consolidated losses generated from the India operations. Although we believe our recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. The final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue increased $9,286,000, or 41%, to $32,202,000 in the quarter ended September 30, 2011 compared to revenue of $22,916,000 in the same period in 2010. The $9,286,000 increase in revenue was attributable to revenue contributed by the acquisition of Heartland of $4,168,000, revenue contributed by the acquisition of DTS of $2,938,000, revenue contributed by the acquisition of Salar of $577,000, revenue from new customers of $2,009,000, and increased revenue from existing customers of $54,000 offset by a decrease in revenue of $386,000 from customers who terminated their contracts since the third quarter of 2010. Revenue from the sale of hardware and professional services related to implementations also decreased by $74,000 .

Direct costs increased $5,502,000, or 39%, to $19,747,000 in the quarter ended September 30, 2011 compared to $14,245,000 in the same period in 2010. Direct costs include costs attributable to compensation for transcriptionists, fees paid for speech recognition processing, telephone expenses, recruiting, management, customer service, technical support for operations, and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable operations infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.

As a percentage of revenue, direct costs were 61% for the quarter ended September 30, 2011 and 62% for the quarter ended September 30, 2010. The decrease in costs as a percentage of revenue was due primarily to increased utilization of speech recognition technology on our BeyondTXT platform, increased usage of offshore resources and the acquisition of Heartland. The percentage of BeyondTXT volume that was edited using speech recognition technology increased from 76% in the third quarter of 2010 to 83% in the third quarter of 2011. Work processed on BeyondTXT has lower costs due to the use of speech recognition technology to produce drafts of reports which are then edited by our medical language specialists. The percentage of work processed offshore increased from 19% in the third quarter of 2010 to 37% in the third quarter of 2011 due primarily to our acquisition of Heartland.

Gross profit increased $3,784,000, or 44%, to $12,455,000 in the quarter ended September 30, 2011 compared to $8,671,000 in the same period in 2010. Gross profit as a percentage of revenue increased to 39% in the quarter ended September 30, 2011 compared to 38% in the same period in 2010 (see direct costs discussion). Gross profit was negatively impacted by $110,000 of restructuring costs in India and $219,000 of non-recurring supplemental compensation expense to transfer over 50 hospital transcriptionists to Transcend as a result of a multi-hospital outsourcing contract.

Sales and marketing expenses increased $291,000, or 60%, to $774,000 in the quarter ended September 30, 2011, compared to $483,000 in the same period in 2010. Sales and marketing expense as a percentage of revenue was 2% in both the quarters ended September 30, 2011 and September 30, 2010, respectively. The increase is primarily due to increased compensation, commission and travel expense related to the addition of the Heartland sales force, and increased advertising and marketing expenditures.

Information Technology ("IT") expenses increased $723,000, or 145%, to $1,221,000 in the quarter ended September 30, 2011, compared to $498,000 in the same period in 2010. IT expense as a percentage of revenue was 4% and 2 % in the quarters ended September 30, 2011 and September 30, 2010, respectively. The increase in expense was primarily due to an increase in compensation-related and infrastructure expenses (including new data centers) related to the acquisition of Heartland and DTS.

General and administrative expenses increased $1,124,000, or 38%, to $4,059,000 in the quarter ended September 30, 2011, compared to $2,935,000 in the same period in 2010. The increase was due primarily to increased compensation expense, share-based compensation expense, employee benefits, professional services and increased costs related to the acquisition of Heartland and DTS, partially offset by a decrease in bonus expense. We incurred $103,000 of transaction costs related to the Salar acquisition in the third quarter of 2011 compared to $58,000 in the third quarter of 2010 for the Heartland acquisition. General and administrative expenses were 13% of revenue in the quarters ended September 30, 2011 and 2010.

Depreciation and amortization expense was $965,000 in the quarter ended September 30, 2011, compared to $485,000 in the same period in 2010, an increase of $480,000 or 99%. Amortization of intangible assets resulting from the acquisition of Heartland, DTS and Salar contributed $262,000 of the increase. The remainder of the increase was due to higher capital expenditures resulting in increased depreciable assets.

Operating income increased $1,166,000, or 27%, to $5,436,000 in the quarter ended September 30, 2011, compared to $4,270,000 in the same period in 2010. Operating income decreased to 17% of revenue in the quarter ended September 30, 2011 from 19% in the same period in 2010 due primarily to the effects of the restructuring costs in India, non-recurring supplemental compensation expenses and the increased level of IT expenses, as discussed above.

Net other expense increased to $331,000 in the quarter ended September 30, 2011 compared to $29,000 in the same period in 2010. The increase was primarily due to net losses on foreign currency transactions due to a decrease in the value of the Indian Rupee, partially offset by a decrease in financing costs and increased interest income.

The income tax provision increased $132,000 to $1,758,000 for the three months ended September 30, 2011, compared to $1,626,000 for the same period in 2010. The provision increased primarily due to higher pretax income partially offset by a lower effective tax rate of 34.4% for the quarter ended September 30, 2011 compared to 38.3% for the quarter ended September 30, 2010. The lower effective tax rate was due primarily to the favorable resolution of transfer-pricing related income tax contingencies in India.

Net income increased $732,000, or 28%, to $3,347,000 in the quarter ended September 30, 2011, compared to $2,615,000 in the same period in 2010. Fully diluted earnings per share increased to $0.30 for the quarter ended September 30, 2011, compared to $0.24 for the same period in 2010.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Revenue increased $24,831,000, or 37%, to $92,162,000 in the nine months ended September 30, 2011 compared to revenue of $67,331,000 in the same period in 2010. The $24,831,000 increase in revenue was attributable to revenue contributed by the acquisition of Heartland of $13,795,000, increased revenue from new customers of $5,669,000, revenue from the acquisition of DTS of $4,984,000, revenue from the acquisition of Salar of $577,000, and increased revenue from existing customers of

$829,000 offset by a decrease in revenue of $975,000 from customers who terminated their contracts since the third quarter of 2010 and a decrease in other revenue of $48,000.
Direct costs increased $12,081,000, or 28%, to $55,230,000 in the nine months ended September 30, 2011 compared to $43,149,000 in the same period in 2010. Direct costs include costs attributable to compensation for transcriptionists, fees paid for speech recognition processing, telephone expenses, recruiting, management, customer service, technical support for operations, and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable operations infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.
As a percentage of revenue, direct costs were 60% for the nine months ended September 30, 2011 compared to 64% for the nine months ended September 30, 2010. The decrease in costs as a percentage of revenue was due primarily to increased utilization of speech recognition technology on our BeyondTXT platform, increased usage of offshore resources and the acquisition of Heartland. The percentage of BeyondTXT volume that was edited using speech recognition technology increased from 72% in the first nine months of 2010 to 84% in the first nine months of 2011. Work processed on BeyondTXT has lower costs due to the use of speech recognition technology to produce drafts of reports which are then edited by our medical language specialists. The percentage of work processed offshore increased from 17% in the first nine months of 2010 to 36% in the first nine months of 2011 primarily due to the acquisition of Heartland.
Gross profit increased $12,750,000, or 53%, to $36,932,000 in the nine months ended September 30, 2011 compared to $24,182,000 in the same period in 2010. Gross profit as a percentage of revenue increased to 40% in the nine months ended September 30, 2011 compared to 36% for the same period in 2010 (see direct costs discussion).
Sales and marketing expenses increased $405,000, or 29%, to $1,826,000 in the nine months ended September 30, 2011, compared to $1,421,000 in the same period of 2010. Sales and marketing expenses as a percentage of revenue were 2% in both the nine months ended September 30, 2011 and September 30, 2010, respectively. The increase is primarily due to increased compensation, commission and travel expense related to the addition of the Heartland sales force and increased advertising and marketing expenditures.
IT expense increased $1,795,000, or 135%, to $3,127,000 in the nine months ended September 30, 2011compared to $1,332,000 in the same period in 2010. IT expenses as a percentage of revenue were 3% in the nine month period ended September 30, 2011 and 2% in the nine month period ended September 30, 2010. The increase in expense was primarily due to an increase in compensation-related and infrastructure expenses (including new data centers) related to the acquisition of Heartland and DTS.
General and administrative expenses increased $1,301,000, or 12%, to $11,931,000 in the nine months ended September 30, 2011, compared to $10,630,000 in the same period in 2010. Included in 2011 and 2010 are acquisition-related costs of $324,000 and $1,337,000, respectively. The costs in 2010 were related to our unsuccessful bid to acquire Spheris and our acquisition of Heartland. Also included in 2010 is a $676,000 cumulative adjustment for share-based compensation expense. Excluding these items, general and administrative expenses increased $2,990,000, or 35% in the nine months ended September 30, 2011 compared to the same period in 2010. The balance of the increase was due primarily to increased costs related to the Heartland India operations and the acquisition of DTS, partially offset by decreases in contract services and employee benefits costs. Excluding one-time acquisition-related costs and the stock-based compensation adjustment, general and administrative expenses as a percentage of revenue were 13% in both the nine months ended September 30, 2011, and 2010.
Depreciation and amortization expense increased $1,000,000, or 72%, to $2,393,000 in the nine months ended September 30, 2011 compared to $1,393,000 in the same period in 2010. Amortization of intangible assets resulting from the acquisition of Heartland, DTS and Salar accounted for $454,000 of the increase. The remainder of the increase was due to higher capital expenditures resulting in increased depreciable assets.
Operating income increased $8,249,000, or 88%, to $17,655,000 in the nine months ended September 30, 2011, compared to $9,406,000 in the same period in 2010. Operating income as a percentage of revenue increased from 14% for the nine months ended September 30, 2010 to 19% for the nine months ended September 30, 2011 due primarily to the improved levels of gross profit and general and administrative expenses as percentages of revenue, as discussed above.
Net other expense increased $200,000 to $279,000 for the nine months ended September 30, 2011 compared to $79,000 in the same period in 2010. The increase was primarily due to net losses on foreign currency transactions due to a decrease in the value of the Indian Rupee in the third quarter of 2011 partially offset by increased interest income.
The income tax provision increased $2,979,000 to $6,644,000 for the nine months ended September 30, 2011 compared to $3,665,000 in the same period in 2010. The provision increased primarily due to higher pre-tax income partially offset by a lower effective tax rate of 38.2% for the nine months ended September 30, 2011 compared to 39.3% for the nine months ended September 30, 2010.
Net income increased $5,070,000, or 90%, to $10,732,000 in the nine months ended September 30, 2011, compared to $5,662,000 in the same period in 2010. Fully diluted earnings per share increased $0.45, to $0.97 for the nine months ended September 30, 2011, compared to $0.52 for the same period in 2010.
Liquidity and Capital Resources

As of September 30, 2011, we had cash, cash equivalents and short-term investments of $12,299,000, working capital of $22,222,000, and availability of approximately $10,000,000 on our revolving line of credit based on eligible accounts receivable (see Note 7 of the Notes to Consolidated Financial Statements). We had no debt outstanding as of September 30, 2011 and only utilized the revolving loan infrequently and for no more than one day duration of each loan during the nine months ended September 30, 2011.

Cash provided by operating activities was $8,843,000 for the nine months ended September 30, 2011, compared to $9,134,000 for the nine months ended September 30, 2010. The decrease was due primarily to increases in accounts receivable, deferred income taxes and other liabilities partially offset by higher net income (adjusted for non-cash depreciation, amortization and stock-based compensation).

Cash used by investing activities was $5,463,000 for the nine months ended September 30, 2011, compared to $31,517,000 for the nine months ended September 30, 2010. During the first nine months of 2011, we had net investment maturities of $18,553,000 offset by purchases of businesses of $19,761,000, purchases of $1,380,000 of equipment and software, and the capitalization of $2,875,000 in software development costs. We are investing significant resources in the next generation of our transcription platform and expect this level of capitalization will continue through the remainder of 2011. For the first nine months of 2010, investing activities were related primarily to the net purchase of $27,377,000 of investments with the proceeds from our 2009 stock offering, $1,571,000 of capital expenditures and $2,569,000 of capitalized software development costs.

Cash provided by financing activities was $811,000 for the nine months ended September 30, 2011, compared to cash used in financing activities of $2,733,000 in the same period in 2010. Cash provided by financing activities during the first nine months of 2011 was primarily from the proceeds from stock option exercises while cash used in financing activities in 2010 was due primarily the repayment of debt.

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both “borrowers” under the loan and security agreement, which replaced our previous credit facility. The loan and security agreement includes a one-time, four-year term loan of $7.0 million for the costs and expenses of, and, to the extent necessary, a portion of the purchase price for MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. We may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. We used $4.0 million of the proceeds from the follow-on offering of our common stock completed in the fourth quarter of 2009 to pay down the term loan. The original revolving loan commitment expired in August, 2010 and has been renewed annually since then, with the current expiration in August 2012. When the loan was renewed in August, 2011, the revolving loan commitment was increased to $10.0 million. Borrowings bear interest at a rate based on the current LIBOR (3.75% as of December 31, 2010), and are secured by substantially all of our assets. The outstanding balance on the term loan of $67,000 was paid off in June, 2011. The balance on the revolver was $0 as of September 30, 2011 and December 31, 2010. We utilized the revolving loan infrequently and for no more than one day in duration of each loan during the nine months ended September 30, 2011.

The loan and security agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the loan and security agreement restricts us from incurring certain additional debt, prohibits us from creating, permitting or allowing certain liens on our property, restricts the payment of dividends, distributions and other specified equity related transactions, and prohibits certain borrowings and specified transactions with affiliates. The loan and security agreement also requires the maintenance of a specified minimum fixed charge coverage ratio, tangible net worth, and cash flow leverage, as defined in the agreement. As of September 30, 2011, we were in compliance with all covenants of the agreement except one covenant related to tangible net worth. Regions Bank issued a waiver of this covenant as of September 30, 2011.

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

Interest Rate Risk

We have a floating rate of interest on our credit facility. As of September 30, 2011, there was no balance on our term loan under our credit facility.

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

We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of expense payments in India. India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. Our U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. We limit the forward contracts operational period to 12 months or less, and we do not enter into foreign exchange forward contracts for trading purposes. As of September 30, 2011, the notional value of these contracts was $5,392,000. The outstanding contracts as of September 30, 2011 are scheduled to mature within one year. The fair value of our foreign exchange forward contracts is marked to market at each reporting period. As of September 30, 2011, the net unrealized loss on our outstanding foreign exchange forward contracts was $359,000, compared to $238,000 net unrealized gain as of December 31, 2010. The change in value of $597,000 is reflected as a decrease in pre-tax income in the first nine months of 2011 but was partially offset by realized gains of $243,000 in the nine months ended September 31, 2011. Based upon a sensitivity analysis of our foreign exchange forward contracts at September 30, 2011, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $500,000. Our hedges of our foreign currency exposure are not designed to, and, therefore, cannot entirely eliminate the effect of changes in foreign exchange rates on our consolidated financial position, results of operations and cash flows.

Item 4.	Controls and Procedures

a)	Evaluation of disclosure controls and procedures

As of the end of the period covered by this quarterly report, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has conducted an evaluation of the effectiveness of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation as of the end of the period covered by this quarterly report, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

No change in our internal control over financial reporting occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSCEND SERVICES, INC.

November 8, 2011	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
Chief Executive Officer
(Principal Executive Officer)

November 8, 2011	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
Waiver and Seventh Amendment to Loan and Security Agreement, by and between Transcend Services, Inc. and Regions Bank, dated November 2, 2011 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 3, 2011)

10.2
Sixth Amendment to Loan and Security Agreement, by and between Transcend Services, Inc. and Regions Bank, dated September 30, 2011 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 3, 2011)

10.3	Amended and Restated Revolving Note dated September 30, 2011 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on October 3, 2011)

10.4
Amended and Restated Clinical Document Solution Agreement dated August 10, 2011, between Multimodal Technologies, Inc. and Transcend Services (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 30, 2011).[x]

31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

*32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Docuement

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
____________________

X	Portions of this exhibit have been omitted and filed separately with the Commission as part of an application for confidential treatment.

*
This certification is furnished to, but not filed with, the Commission. This certification shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

**
The following materials from our Quarterly Report on Form 10-Q for the quarter and nine months ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (ii) the Condensed Consolidated Income Statements for the three and nine months ended September 30, 2011 and 2010; (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) the Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.