Form 10-K
period 2011-12-31
TRANSCEND SERVICES INC
filed 2012-03-15
CIK 858452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K
_____________________________________________

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2011
OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common Stock, $0.05 par value
(Title of class)
____________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $275,970,000, based on the price at which the registrant’s common stock was last sold on June 30, 2011.
As of February 29, 2012, the registrant had 10,696,473 shares of common stock, $0.05 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I.
CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS
Certain statements in this annual report on Form 10-K, or this Annual Report, including but not limited to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are based upon current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Actual outcomes and results may differ materially from what is expressed or forecast in these forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those referred to in Item 1A, “Risk Factors.” You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date they were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Words such as “expects,” “intends,” “plans,” “projects,” “believes,” “estimates,” “anticipates,” and similar expressions are used to identify these forward-looking statements, but their absence does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, but are not limited to, any statements regarding:

•	continuing demand for clinical documentation services and solutions;

•	the effects of government regulation;

•	outsourcing trends;

•	our ability to complete and integrate acquisitions and manage future growth;

•	our ability to both retain existing customers and generate new customer accounts;

•	our ability to generate new business by working with technology partners;

•	our ability to maintain technological leadership;

•	our ability to compete successfully against current or future competitors;

•	our ability to retain key personnel and to recruit and hire a sufficient number of new or replacement medical language specialists;

•	the financial and operations risk inherent to our global operations;

•	the adequacy of our capital and the impact of changes to the overall economic environment on our ability to obtain needed capital;

•	the ability to obtain and maintain required technology such as third-party software; and

•	the Merger Agreement with Nuance (as further defined herein) and the planned tender offer.

Important Information about the Tender Offer

The tender offer described in this Annual Report has not yet commenced, and this Annual Report is neither an offer to purchase nor a solicitation of an offer to sell securities. At the time the tender offer is commenced, Nuance Communications, Inc. (“Nuance”) will cause its wholly owned subsidiary, Townsend Merger Corporation to file a tender offer statement on Schedule TO with the SEC and Transcend Services, Inc. will file a solicitation/recommendation statement on Schedule 14D-9 with the SEC with respect to the tender offer. Transcend Services, Inc. stockholders are strongly advised to read the tender offer statement (including an offer to purchase, letter of transmittal and related tender offer documents) and the related solicitation/recommendation statement on Schedule 14D-9, because they will contain important information. These documents will be available at no charge on the SEC's website at www.sec.gov. A copy of the tender offer statement and the solicitation/recommendation statement will be made available free of charge to all stockholders of Transcend Services, Inc. at www.transcendservices.com or by contacting Transcend Services, Inc. at One Glenlake Parkway, Suite 1325, Atlanta, Georgia 30328, Attn: Investor Relations, (678) 808-0600.

Item 1. Business
We are the second largest clinical documentation services company in the United States based on revenues. We serve approximately 407 hospital customers nationwide plus a number of clinics and physician's offices. We estimate that our primary target market is approximately $2.5 billion, comprised of approximately 5,000 community-based hospitals (hospitals accessible by the general public) in the United States. Our mission is to partner with healthcare providers to deliver high value, service-centric clinical documentation solutions. Customer service is crucial to our success, and we have consistently been ranked among the top medical transcription service organizations in the industry. Our approximately 2,700 medical language specialists, including 650 based in India, supplemented by our offshore partners, provide high quality medical documents and fast turnaround times, resulting in a high customer retention rate, which has averaged more than 95% (measured by revenues) over the last five years. We develop and utilize an array of technology solutions to support the clinical documentation process, including our proprietary transcription platforms with robust voice capture systems and state-of-the-art speech recognition technology, an advanced template-based clinical documentation system, physician self-editing solutions, a charge capture solution and various customer-specific systems. We believe we are well-positioned to benefit from the increasing adoption and use of electronic medical records, or EMRs, because the data and narrative content we create comprise key portions of EMRs.
Hospitals have the flexibility of choosing between our two primary medical transcription service delivery options. Customers with in-house transcription platforms can partner with us to provide medical transcription services directly on their platform. Customers deciding to outsource this function can outsource the entire transcription process to us, in which case we provide our services using our proprietary transcription platforms.
We have also developed a new Software as a Service, or “SaaS”, offering for customers with in-house transcription departments that desire to license a speech recognition-enabled platform to increase productivity and reduce costs.
Our revenue is almost entirely recurring in nature, which we believe results from our customers' ongoing, mission-critical need to document each doctor-patient encounter and our consistently high service levels, resulting in high customer retention rates. Information about revenue, operating profit or loss and total assets is presented in Item 8, “Financial Statements and Supplementary Data” of this Annual Report. Since we are paid directly by hospitals and other providers, we have no direct insurance-related reimbursement risk.
History of the Company
We were originally incorporated in California in 1976 as TriCare, Inc. and reorganized as a Delaware corporation in 1988. As TriCare, we completed our initial public offering in 1990. In 1995, we acquired Transcend Services, Inc. and adopted its name.
Prior to 1999, Transcend operated several businesses, including a medical transcription business. In 1999, we launched a plan to restructure our business to focus on medical transcription using our Internet-based transcription technology. Between 1999 and 2002, we sold three businesses deemed outside our core medical transcription business. Since then, we have operated in one reportable business segment as a provider of clinical documentation solutions to the healthcare industry, and had the following major developments:
•In 2004, we introduced our BeyondTXT transcription platform
•In January, 2005, we acquired Medical Dictation, Inc., or MDI, a Florida-based medical transcription services company for approximately $4.8 million. MDI's founder, Sue McGrogan, is now our President and Chief Operating Officer.
•In 2005, our field operations were reorganized to form customer-centric teams that are empowered to manage all aspects of production, quality and customer care.
•In December, 2005, we purchased certain assets of the transcription business unit of PracticeXpert, Inc.
•In early 2006, we began processing significant volume through the speech recognition technology integrated into BeyondTXT, and we have steadily increased this volume. In the fourth quarter of 2011, approximately 83% of our BeyondTXT volume was edited using the speech recognition technology integrated into our platform versus transcribed (typed).
•In 2006, we began to process a portion of our work through offshore partners in India. Volume processed offshore has gradually increased.
•In January, 2007, we purchased certain assets of OTP Technologies, Inc., a Chicago area medical transcription company, for approximately $1.1 million.
•In January, 2009, we purchased certain assets of DeVenture Global Partners, Inc., or DeVenture, a Canton, Ohio-based medical transcription company, for approximately $4.4 million.
•In April, 2009, we acquired the medical transcription business of Transcription Relief Services, or TRS, for approximately $5.6 million.

•In August, 2009, we acquired Medical Dictation Service, Inc., or MDSI, for approximately $15.5 million.
•In December, 2009, we completed a follow-on offering of our common stock, raising $26.5 million in net proceeds after underwriters discount and transaction costs.
•In October, 2010, we acquired Spryance Inc. (known as “Heartland”) through a merger of Transcend Acquisition Corporation (a wholly owned subsidiary of Transcend Services, Inc.) into Spryance Inc. The aggregate consideration was approximately $6.5 million. Heartland has extensive operations in India. In the fourth quarter of 2011, approximately 35% of our total volume was processed offshore through both our operation in India and through offshore partners.
•In April, 2011, we acquired DTS America, Inc., or DTS, for approximately $9.5 million.
•In July, 2011, we acquired Salar, Inc., or Salar, for approximately $11.0 million.
•During 2010 and 2011, we invested $7.2 million in the development of Encore, our new transcription platform and front-end speech solutions which are also known as physician self-edit solutions. These development efforts are expected to decrease in 2012 as the bulk of the development was completed by the end of 2011 and Encore became generally available at the beginning of 2012.
•We entered into an Agreement and Plan of Merger dated as of March 6, 2012 (the “Merger Agreement”) with Nuance Communications, Inc., a Delaware corporation (“Nuance”), and Townsend Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Nuance has agreed to cause Purchaser to commence a tender offer to acquire all of our outstanding shares of common stock, at a price of $29.50 per share, net to the holder thereof in cash, without interest. The completion of the tender offer is subject to a number of conditions including, among others, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The tender offer is expected to close in 2012.
Industry Overview
According to the U.S. Department of Health and Human Services, spending on healthcare in the United States was approximately $2.6 trillion in 2010, or 18% of GDP. Healthcare spending is projected to grow at a rate of approximately 6% per annum and reach approximately $4.6 trillion, or 20% of GDP, by 2020. Healthcare providers are under increasing pressure to trim costs while continuing to provide quality care, and as a result have increasingly outsourced non-core healthcare functions to improve efficiency, drive down costs and maintain quality patient care.
There is a substantial market for medical transcription services in the United States. Estimates of the total market size vary widely from $5 billion to $12 billion. These estimates include not only hospitals, but also physician's offices and clinics and also include both the outsourced and the in-house portions of the market. We estimate that our primary target market is approximately $2.5 billion, comprised of approximately 5,000 community-based hospitals (hospitals accessible by the general public) in the United States with a total of approximately 800,000 beds, and which spend over $656 billion per year providing healthcare services according to a 2009 survey by the American Hospital Association. We estimate that the outsourced portion of this market is approximately 50%, although we are not aware of any independent data on the percentage of the hospital market that is outsourced. The market is competitive and highly fragmented, with several thousand transcription services companies nationwide-most of them very small.
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
Demand for outsourced medical transcription services continues to grow as healthcare providers seek to reduce transcription costs. Medical transcription outsourcing is an easy and obvious cost containment strategy. Medical transcription is performed either in-house by hospital personnel or outsourced to local, regional, national or offshore vendors. During 2011, we experienced a marked increase in the number of first time outsourcing decisions made by hospitals and we expect this trend to continue in 2012.
Our industry is subject to government regulation. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires hospitals and certain other entities covered by HIPAA (called "covered entities") to maintain the privacy and security of protected health information as defined by HIPAA. The 2009 Health Information Technology for Economic and Clinical Health Act, or HITECH, applies certain HIPAA provisions directly to "business associates" which are those individuals or entities, such as medical transcription companies, providing services to covered entities. We believe that the requirements of HITECH will make it more difficult for smaller transcription companies to compete with us due to the increasing challenges of ensuring compliance with HITECH and HIPAA. This gives us a strategic advantage because we have greater resources and will be able to spread our costs of compliance over a larger number of customers.
HITECH also established the meaningful use of electronic health records, or EHRs, as a critical national goal and incentivized EHR adoption. HITECH makes available incentive payments to those who adopt and use certified EHRs beginning in 2011. Those who do not adopt EHRs by 2015 will face Medicare penalties of 1%, increasing to 3% over three years. The detailed definition of “meaningful use” is being rolled out in stages until 2015. The Stage One meaningful use requirements for 2011 and 2012 include a total of 24 objective standards for hospitals, 19 of which must be met to qualify for incentive payments. Stage Two requirements have been recently proposed but are not finalized. The remaining stages will evolve over time.
We believe we are well positioned to benefit from the increasing adoption and use of EMRs because the data and narrative content we create comprise key portions of EMRs. We believe that our transcription volume could increase if more paper records are dictated so that they can become part of EMRs. For example, physician progress notes are high volume, data rich documents that are often handwritten today, but may be dictated in the future so they can become part of EMRs. Moreover, we believe that our documents are structured in such a way that we can provide enhanced data services directly from the dictated report. However, we also acknowledge that certain EMR vendors are attempting to replace transcription with physician completed templates and there will be cases where adoption of EMRs leads to a decrease in transcription. We now offer a template-based solution in addition to our traditional transcription offering.
Services /Solutions
We provide medical transcription services 24 hours per day, seven days per week. Hospitals have the flexibility of choosing between two primary service delivery options we offer:

•
Customer Platform. Customers with their own transcription platforms can partner with us to provide medical transcription services directly on their platform. The primary advantage to this business model for us is simplicity-there is no transcription system for us to develop, implement and maintain. There is, however, little or no opportunity for us to leverage our technology and platform efficiency to improve profitability. We provide services on numerous platforms. Notable examples include ChartScript (a 3M platform), eScription and Dictaphone (Nuance platforms) and Meditech. Some customers have legacy systems they have developed themselves. Over time, we expect to migrate some customers with older platforms or no current need for their own platform, including certain customers who came to us via our acquisitions, to our platforms.

•
Our Platform. Customers with no transcription platform or with no need to continue to support and maintain the platform they have used in the past, can outsource the entire transcription process to us on a turnkey basis. For these customers, we provide our services on our three speech recognition-enabled transcription platforms: Encore, BeyondTXT and Gemstar.

We believe that our ability to serve customers regardless of platform is an important factor in our success. In the fourth quarter of 2011, approximately 65% of our total transcription revenue was processed on our proprietary platforms and 35% was processed on other platforms.
Our transcription services consist of three primary phases:

•
Phase I: Dictation Capture. In this phase, a physician dictates the results of a patient encounter or procedure into a number of different voice capture systems, including hand held devices, dictation capture systems at customer sites and dictation capture systems located primarily at our data center in Atlanta, Georgia. We consolidate these voice files from their various sources at our data center. The result is an electronic voice file that is ready for processing.

•
Phase II: Voice to Text. The encrypted digital voice files are securely accessed over the Internet by our home-based medical language specialists, center-based transcriptionists in India and offshore partners, who play back voice recordings using headsets and foot pedals, and either transcribe the recorded voice or edit the document created by our integrated speech recognition solution. The percentage of volume that was edited using speech recognition technology was 83% on our BeyondTXT platform and 90% on our Gemstar platform in the fourth quarter of 2011. The completed electronic documents are then securely returned to our data center over the Internet, where they may be accessed by remote quality assurance personnel. BeyondTXT and Gemstar are efficient platforms for our medical language specialists because of the integrated speech recognition technology and because the formatting of documents occurs automatically after the report is typed or edited. Our new Encore platform has comparable efficiency benefits. The result is a report that is customer-ready.

•
Phase III: Distribution. Completed documents are distributed to end-users in a variety of ways, including interfaces to EMR and hospital information systems, fax machines, printers, or web-based consoles. Contractual turnaround times vary depending on the type of document from as little as two hours to as long as 48 hours, but the most common turnaround time requirement is 12 hours.

In 2011, we implemented several beta sites on our new Encore platform. Encore is designed both as our future replacement platform for BeyondTXT and Gemstar as well as a platform for hospitals that have their own in-house transcription departments and wish to implement a speech recognition-enabled platform to improve productivity and reduce cost. See “Further Develop Innovative Technology Solutions to Improve Productivity and Meet Customer Needs.” In these situations, Transcend or another transcription service provider is available to provide backup service to supplement the in-house staff. Encore became generally available in early 2012.
In 2011, we began to offer front-end speech solutions (also known as physician self-edit solutions). These solutions allow physicians to dictate, receive a draft immediately and edit the draft themselves. The advantage from the hospital's perspective is the potential to reduce transcription costs. The challenge is to realize high physician adoption due to the potentially negative impact on physician productivity. If this business line becomes a common method for documenting care, we expect it to generate less revenue per physician than traditional transcription, but at higher profit margins.
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
Continue to Provide Unparalleled Service to Our Customers
The first and foremost key to our success is consistently providing excellent service to our customers. Our year-over-year customer retention rate has averaged more than 95% (measured by revenue) over the last five years, which we believe is superior to most of our competitors. We believe that customers who are consistently receiving high quality documents on time at a competitive price are likely to remain our customers year after year. Satisfied customers provide sales leads and referrals that help us drive new business.
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
Our most significant initiative is the development of Encore, our new transcription platform that was designed to replace our two other transcription platforms and to be offered as a Software as a Service, or “SaaS”, solution for customers with in-house transcription departments that desire to license a speech recognition-enabled platform to increase productivity and reduce costs. This allows us to market to a large portion of the market that we were previously unable to serve.
A second technology initiative is EncoreSpeech, our near real-time front-end speech recognition solution, which provides hospitals with an additional documentation option. Used today predominantly in a small percentage of radiology departments, front-end speech solutions allow physicians to dictate, receive a draft document and edit the draft themselves. While we believe this has limited short-term market potential due to the resistance of many physicians to editing their own documents, it may be a viable solution in certain situations. We do not expect EncoreSpeech to contribute significant revenue over the next two years, but we believe it is a necessary component of our total offering. EncoreSpeech is currently at the beta stage of development.
With the 2011 acquisition of Salar, Inc., we now offer TeamNotes, a template-based clinical documentation solution. TeamNotes is an alternative to traditional transcription. The Salar team specializes in customization and training to achieve close to 100% physician adoption of the solution. The target market for TeamNotes is either a hospital using an EMR that does not have robust clinical documentation capabilities or a hospital that wants to offer a combination of transcription and template-based documentation to its physicians. The Salar suite of products also includes a charge capture solutions for physician billing.
Documents processed on our proprietary platforms are created using a standard clinical document architecture and the data within the documents is XML tagged. We plan to take advantage of this structured data within our documents to provide new data services to our customers such as alerts, core measure tracking and data analytics. Our first offering in this area, BeyondAlerts, continuously queries a hospital's transcribed reports to find certain patterns of data which indicate the need to track a particular patient for core measure reporting purposes. Hospital personnel are alerted via e-mail of patient care situations meeting the query criteria, reducing the time spent combing through records manually each day. Improved core measure tracking can lead to increased reimbursement rates for hospitals.
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

We have invested heavily in fully integrating speech recognition technology into our platforms. We license the speech recognition engine, natural language processor and various editing tools from MultiModal Technologies, Inc. ("M*Modal") under a 2011 agreement. The 2011 agreement had certain termination provisions in connection with the execution of an agreement that would result in a change in control. M*Modal terminated the 2011 agreement with us as a result of our entering into the Merger Agreement with Nuance. The termination was effective March 12, 2012. M*Modal is obligated to continue to provide its speech recognition engine, natural language processor and various editing tools to us for an 18-month transition period commencing on March 12, 2012. We intend to migrate to speech recognition technology from Nuance during the transition period.

Our speech recognition solution requires no physician training or change in physician work habits. Voice files are collected in the same manner regardless of whether the job will be transcribed (typed) or edited using speech recognition technology. Once a physician's voice profile is built and meets predicted quality criteria, future work from that physician is edited. When a medical language specialist is presented with a draft document, the specialist listens to the voice file and edits the document as necessary. The edits are fed back into the voice profile, which adjusts over time based on those edits to continuously improve the quality of draft reports.
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
In the fourth quarter of 2011, 83% of our BeyondTXT platform volume and 90% of our Gemstar platform volume was edited using speech recognition technology. It is not possible to achieve 100% editing due to factors such as the ongoing addition of new customers and physicians and low volume dictators who do not have well-developed speech profiles.
Part of our strategy is to move as much volume as possible off of non-Transcend platforms and onto our platforms so that we can take advantage of their efficiency and speech recognition capabilities. The mix of work on our platforms will vary depending on the types of sales we win and the impact of acquisitions.
We also intend to continue investing in our state-of-the-art data center and disaster recovery sites. Our telecommunications partners provide redundant long distance and local loop solutions into our data centers which help manage the goal of maintaining the maximum possible up-time for the capture of physician dictation.
We incurred research and development expenditures of $3,996,000, $3,362,000 and $432,000 in fiscal 2011, 2010 and 2009, respectively.

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
We estimate that roughly 50% of medical transcription for hospitals is still performed by in-house personnel although we are not aware of any independent data on the percentage of the hospital market that is outsourced. We believe that the trend toward outsourcing will continue. We can often demonstrate cost savings for customers and still generate attractive gross profit margins by improving productivity. Our sales force will focus on first-time outsourcing opportunities whenever possible. In 2011, we saw a marked increase in the number of first-time outsourcing decisions and we expect this trend to continue in 2012.

Our focus on individual hospital sales will increasingly include efforts to win business with entire integrated delivery networks and hospital systems and through Group Purchasing Organization, or GPO, relationships. We intend to dedicate additional resources to pursuing this strategy in 2012 and beyond.
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
Successfully Complete and Integrate Acquisitions
We plan to increase revenue and market share through acquisitions. There are many smaller and several sizable medical transcription companies in the United States and opportunities abound to consolidate the industry. We are selective acquirers, completing acquisitions to enhance our organic growth, but not at the expense of losing our focus on providing the best service in the industry to our existing customers. When we do make acquisitions of transcription companies, we expect to integrate them thoroughly by developing customer relationships, implementing our customer-centric operating model and converting customers to our platforms whenever possible to improve productivity and profitability. Developments such as voice recognition technology, the need to provide customers with an offshore solution, industry pricing pressure and the impact of government regulation are making it increasingly difficult for smaller medical transcription businesses to compete effectively. As a result, we believe that we will be able to make acquisitions on an opportunistic basis that will enable us to grow the business.
We also plan to make acquisitions that are closely related to our core business but outside of transcription. The 2011 acquisition of Salar, Inc. was the first example of this strategy. Other areas that interest us include revenue cycle management (particularly coding), data analytics and other modes of creating clinical documentation.
We expect to fund our acquisitions through a combination of cash on hand, debt, and shares of our common or preferred stock. Our management team has extensive acquisition experience and the skills necessary to effectively integrate acquired companies.
Attract and Retain Professional Staff
Our ability to recruit and retain the industry's best medical language specialists, operations managers, project managers, information technology and other professionals is crucial to our success. We seek to be the best company to work for in the industry by offering competitive pay and benefits and the opportunity to advance in our organization as we grow.
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
International Operations
In connection with our acquisition of Heartland in 2010 we now have significant operations in India. As of December 31, 2011, we had 814 employees located in India. In the fourth quarter of 2011, approximately 20% of our transcription volume was produced by our employees in India and another 17% was subcontracted to providers in India. We are therefore subject to risks inherent in international operations including: (i) the impact of the global economic conditions; (ii) the possibility of currency controls; (iii) currency fluctuations and devaluations; (iv) political, economic and social instability; (v) potential restrictions on investments; (vi) inflation or hyper-inflation; (vii) changes in laws and regulations, including withholding and other tax laws and regulations; (viii) management of a workforce based in India; and (ix) the potential for expropriation or nationalization of enterprises. See “Risk Factors- Our global operations expose us to financial and operations risk.”
Customers
We deliver clinical documentation services to approximately 407 hospitals in the United States, in addition to a number of clinics and physicians' offices. Our transcription contracts are typically three years in duration and most renew automatically for successive one-year periods upon expiration of the initial term. Customers can typically terminate their contracts with 60-120 days notice. Our experience has demonstrated that if we consistently provide excellent service at a competitive price, our customers will remain with us year after year.
In September 2009, we announced that we had entered into a five-year single-source contract to provide medical transcription services to hospitals that are members of Health Management Associates, Inc., or HMA, effective October 1, 2009. Prior to signing this agreement, we had individual contracts with approximately 45 of HMA's hospitals. The agreement expanded our existing relationship with HMA to include the HMA hospitals which were using other transcription service providers. As of January 2011, we had transitioned all of the existing HMA hospitals to Transcend. In addition, pursuant to the terms of the agreement, any future hospitals acquired or managed by HMA will transition to us as soon as practicable.
Revenue attributable to this agreement with HMA comprised 13.9%, 17.0% and 16.9% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in percentage in 2011 from 2010 and 2009 is due primarily to the additional revenue from the businesses acquired by Transcend in 2010 and 2011.
Our top 10 customers (individual hospitals) accounted for approximately 14.2% of our 2011 revenue compared to 16.5% in 2010 and 16.0% in 2009. These customers averaged $1.8 million of revenue each in 2011 compared to $1.5 million in 2010 and $1.4 million in 2009. Our average annual revenue per customer was approximately $326,000 in 2011 and $344,000 in 2010 and $349,000 in 2009.
Competition
The medical transcription market is competitive and highly fragmented, with several thousand transcription services companies nationwide. There is one competitor that is larger than us, M*Modal. Although the industry is characterized by relatively low barriers to entry, we do not believe that new entrants represent a significant threat to our business.

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
Sales and Marketing
As of December 31, 2011, our sales team consists of a Senior Vice President of Business Development, Vice President of Sales, seven regional sales directors and one lead agent. Sales leads are also generated from personal contacts with senior hospital executives and from client referrals. The regional sales vice presidents are focused primarily on new customer sales. We recognize the importance of relationship selling and referrals. Therefore, the operations management team, especially our President and Vice Presidents of Operations, as well as their regional operations managers, are responsible for generating incremental business within our customer base.
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
Employees
As of December 31, 2011, we had 2,277 full-time and 1,012 part-time employees, 2,475 located in the United States and 814 located in India. This includes 2,659 medical language specialists (1,659 full-time and 1,000 part-time). In addition, 50 full-time employees work in operations to support and manage customers and medical language specialists. We also had 148 full-time employees that work in sales, research and development, information technology and general administrative functions. Neither we nor our employees are currently a party to any collective bargaining agreement. We have not experienced any strikes or work stoppages, and believe that relations with employees are good.
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

HIPAA established regulations requiring a standard format for the most common electronic healthcare transactions. HIPAA also requires hospitals and other entities, including business associates, to maintain the privacy and security of individually identifiable health information. As a result, HIPAA may restrict the manner in which certain information is transmitted and used. A substantial part of our activities involves the receipt or delivery of confidential health information concerning patients of customers in connection with the provision of transcription services to participants in the healthcare industry. As a business associate of our customers, we have made and will continue to make investments to support HIPAA-compliant systems and processes, including such areas as (1) electronic transactions involving healthcare information, (2) privacy and security of individually identifiable health information, and (3) security of other information and electronic signatures.
HITECH applies certain HIPAA provisions and non-compliance penalties directly to business associates, such as medical transcription companies, that provide services to entities covered under HIPAA. We believe that the requirements of HITECH will make it more difficult for smaller transcription companies to compete with us due to the increasing challenge of ensuring compliance with HITECH and HIPAA because we have greater resources and will be able to spread our costs of compliance over a larger number of customers. Our President and Chief Operating Officer is designated as our HIPAA Privacy Officer and our Vice President of Information Technology as our HIPAA Security Officer. We have implemented physical, technical, and administrative safeguards related to the access, use, and disclosure of individually identifiable health information to help ensure the privacy and security of this information as required by HIPAA and HITECH. Furthermore, as required by HITECH and the breach notification interim final rule promulgated by the Department of Health and Human Services effective as of September 23, 2009, we intend to notify the appropriate covered entity client in the case of a breach of unsecured protected health information. Finally, because we anticipate additional guidance and clarification from the government regarding HIPAA, HITECH, the notice of proposed rule making regarding HIPAA and HITECH published on July 14, 2010, and the breach notification interim final rule, we will continue to monitor these legal requirements and modify our compliance efforts as needed.
HITECH also established the meaningful use of EHRs as a critical national goal and incentivized EHR adoption. HITECH provides incentive payments to those who adopt and use certified EHRs beginning in 2011. Those who do not adopt EHRs by 2015 will face Medicare penalties of 1%, increasing to 3% over three years. The detailed definition of “meaningful use” is being rolled out in stages until 2015. Stage One meaningful use requirements for 2011 and 2012 include a total of 24 objective standards for hospitals, 19 of which must be met to qualify for incentive payments. Stage Two requirements have been recently proposed but are not finalized. The remaining stages will evolve over time.

Available Information
We are subject to the informational requirements of the Exchange Act and are required to file annual, quarterly and other reports, proxy statements and other information with the Securities and Exchange Commission, or the Commission. You may inspect and copy these reports and other information at the public reference facilities maintained by the Commission in Washington, D.C., 100 F Street N.E., Washington, D.C. 20549. Copies of such materials can be obtained from the Commission's public reference section at prescribed rates. You may obtain information on the operation of the public reference rooms by calling the Commission at (800) SEC-0330. Additionally, the Commission maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and various other information about us. Our common stock is listed and traded on the NASDAQ Global Select Market. You may inspect the information we file with the Commission at NASDAQ's offices. For further information on obtaining copies of our public filings at the NASDAQ Global Select Market, you should call (212) 401-8700. We also make available free of charge on or through our website at www.transcendservices.com our Form 10-K, 10-Q's, 8-K's and amendments as soon as reasonably practical after they are filed with the SEC. The information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report. We have included our website address as a factual reference and do not intend it as an active link to our website.

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
Although we reported annual net income in 2006 through 2011, we have incurred operating losses in the past. There is no guarantee that we will continue to maintain profitability. If we are unable to maintain profitability, the market price for our common stock may decline, perhaps substantially. Accordingly, an investment in our common stock is speculative in nature and involves a high degree of risk.
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
On August 31, 2009, we entered into a credit facility with Regions Bank. The credit facility requires that we abide by certain financial and other covenants. If we are unable to abide by the covenants, we may be in default under the credit facility, may not be able to make acquisitions that could be helpful to the business, and may not have enough resources to repay debt which could be incurred. As of December 31, 2011, we were in compliance with all covenants of the credit facility. There is no guarantee that we will continue to be in compliance with the financial and other covenants under our credit facility with Regions Bank or that Regions Bank will issue a waiver with respect to any non-compliance.
In addition, the credit facility restricts the ability to complete large acquisitions without Regions Bank's consent. We may not be able to obtain Regions Bank's consent to a transaction in a timely manner, or at all, which could impede our ability to consummate an acquisition that our board of directors deems to be in our best interest. The term loan under the credit facility has been paid in full, and the revolving loan, which provides for up to $10.0 million of loans to fund working capital, general corporate purposes and specified acquisitions, expires in August, 2012. Failure to secure acquisition financing would prevent us from executing our acquisition strategy and therefore limit our ability to grow.
A portion of our cash is held in accounts with balances that exceed the amounts insured by the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investors Protection Company (“SIPC”).
As a result of certain provisions in our credit facility and our receipt of the net proceeds of our public offering in December 2009, we currently maintain significant cash balances in deposit and investment accounts. At December 31, 2011, approximately $821,000 of our cash balances exceeded the current FDIC or SIPC insurance limits, and all of these balances were held in overseas banks for our India operations. In addition, we hold $1,684,000 of uncollateralized time deposits in India. We are exposed to credit risk on our cash deposits in excess of such insurance limits.
Due to the critical nature of medical transcription to our customers’ operations, potential customers may be reluctant to outsource or change service providers as a result of the cost and potential for disruption in services, which may inhibit our ability to attract new customers.
The up-front costs involved in changing medical transcription service providers or converting from an in-house medical transcription department to an outsourced provider may be significant. Potential customers may prefer to remain with their current service provider or keep their medical transcription in-house rather than incur these costs or risk a disruption in services as a result of changing service providers. Also, as the maintenance of accurate medical records is a critical element of a healthcare provider's ability to deliver quality care to its patients and to receive proper and timely reimbursement for the services it renders, potential customers may be reluctant to outsource such an important function

Purchase accounting treatment of acquisitions or impairment of acquired intangible assets could decrease net income in the future, which could have a material and adverse effect on the market value of our common stock.
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
We have invested heavily in fully integrating speech recognition technology into our transcription platforms. We license the speech recognition engine, natural language processor and various editing tools from MultiModal Technologies, Inc. ("M*Modal) under an August 2011 agreement. M*Modal terminated the 2011 agreement as a result of our entering into the Merger Agreement with Nuance. Under the 2011 agreement, M*Modal is obligated to continue to license its speech recognition engine, natural language processor and various editing tools to us during an 18-month transition period. Our ability to operate competitively and meet the workload demands of our customer base will be adversely affected if we are not able to enter into a new agreement with M*Modal to continue our use of the platform following the transition period or to transition to an alternative platform. The inability to maintain the relationship with M*Modal or to find a suitable replacement for the technology at favorable prices or at all would adversely affect our ability to operate competitively and meet the workload demands of our customer base.
Our operations depend on access to reliable voice and data networks and dictation capture systems. Any failure of these networks or systems, even for a short time, could harm our business.
The majority of our customers depend on the availability of our transcription platforms, data networks and dictation capture systems to process voice and data files 24 hours per day, seven days per week. If voice and data networks or dictation capture systems are unavailable, the ability to transcribe documents for customers is severely limited.

We are heavily dependent on third parties such as telecommunications providers and dictation system vendors. Such dependency gives rise to cybersecurity risks, including security breach, espionage, system disruption, theft and inadvertent release of information. Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information. Further, as we pursues our strategy to grow through acquisitions and to pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence and corresponding exposure to cybersecurity risk. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. Additionally, while we have implemented measures to prevent security breaches and cyber incidents, our preventative measures and incident response efforts may not be entirely effective. The theft, destruction, loss, misappropriation, or release of sensitive and/or confidential information, or interference with our information technology systems or the technology systems of third parties on which we rely, could result in business disruption, negative publicity, brand damage, violation of privacy laws, loss of customers, potential liability and competitive disadvantage.

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
With our acquisition of Heartland on October 21, 2010, we now have significant operations in India. In the fourth quarter of 2011, approximately 20% of our transcription volume was transcribed by our employees in our centers in India and 17% was subcontracted to providers in India. Risks inherent in international operations include:

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
Our medical transcription services may be subject to legal claims for failure to comply with laws governing the confidentiality of medical records and the privacy and security of individually identifiable health information.
Healthcare professionals who use our medical transcription services deliver to us individually identifiable health information about their patients, including information that constitutes a record or part of a record under applicable law, that we may access and store. Numerous federal and state laws and regulations, the common law and contractual obligations govern collection, dissemination, use and confidentiality of patient-identifiable health information, including:

•	state and federal privacy and confidentiality laws;

•	contracts with customers and partners;

•	state laws regulating healthcare professionals;

•	Medicare and Medicaid laws; and

•	HIPAA/HITECH.
HIPAA establishes requirements including, but not limited to, federal privacy and security standards for the use and protection of protected health information, or PHI. We have partners and customers who are covered entities under HIPAA, and HIPAA requires us to use and disclose PHI in a manner consistent with our arrangements with them. Historically, only covered entities were directly subject to potential civil and criminal liability under the HIPAA Privacy and Security Standards. However, HITECH, which was signed into law on February 17, 2009, enhances and strengthens the HIPAA Privacy and Security Standards and makes certain provisions applicable to “business associates” of covered entities. HIPAA provisions applicable to business associates now directly apply to us, and we will be directly subject to criminal and civil penalties for failure to comply. In addition, HITECH created security breach notification requirements. The direct applicability of the new HIPAA Privacy and Security provisions requires us to incur additional costs and may restrict our business operations. In addition, these provisions may engender additional regulations and guidance issued by the United States Department of Health and Human Services and will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers.
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
States and foreign jurisdictions in which we or our customers operate have adopted, or may adopt, privacy and security standards regarding health information that are similar to or more stringent than the federal HIPAA Privacy and Security Standards discussed above. This may lead to different requirements for handling PHI. As a result, our customers may demand, and we may be required to provide, services and information technology solutions that are adaptable to reflect different and changing regulatory requirements which could increase our labor and development costs. In the future, federal, state or foreign governmental or regulatory authorities or industry bodies may impose new data security standards or additional restrictions on the collection, use, transmission and other disclosures of health information. New regulatory requirements may require substantial operational and systems changes, employee education and resources, there is no guarantee that we will be able to implement these changes adequately or prior to their compliance date, and we cannot predict the potential impact that these future rules may have on our business. Furthermore, the demand for our services may decrease significantly if we are not able to develop and offer services and technology that can address the regulatory challenges and compliance obligations facing us and our customers.
Proposed legislation and possible negative publicity may impede our ability to utilize offshore service capabilities.
Certain state laws that have recently been enacted and bills introduced in recent sessions of the U.S. Congress have sought to restrict the transmission of personally identifiable information regarding a U.S. resident to any foreign affiliate, subcontractor or unaffiliated third party without adequate privacy protections or without providing notice of the transmission and an opportunity to opt out. Some of the proposals would require patient consent. If enacted, these proposed laws would impose liability on healthcare businesses arising from the improper sharing or other misuse of personally identifiable information. Some proposals would create a private civil cause of action that would allow an injured party to recover damages sustained as a result of a violation of the new law. A number of states have also considered, or are in the process of considering, prohibitions or limitations on the disclosure of medical or other personally identifiable information to individuals or entities located outside of the United States. Any such restrictions, when and if effective, could have a material adverse effect on our ability to provide offshore transcription services.
Health care reform legislation could adversely impact us.
The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act completely reform the U.S. healthcare system. Among other things, the legislation significantly increases governmental involvement in healthcare, requires most Americans to carry health insurance coverage, with federal subsidies to help many afford the premiums (insurance companies would be barred from denying coverage to people with medical problems or charging them more), and completely overhauls the environment in which healthcare industry constituents operate. This legislation impacts most employers, virtually all tax payers and all segments of the healthcare industry. It is impossible to predict the ultimate impact that this new legislation will have on the healthcare industry. Possible outcomes may be that healthcare industry constituents may reduce their expenditures or postpone expenditure decisions, including expenditures for our service offerings. Such a response, and others that we cannot predict or foresee at this time, could have a significant and material adverse impact on our current and future business operations and, thus, our financial condition and results of operation
If we fail to maintain adequate internal controls over financial reporting, current stockholders and potential investors could lose confidence in our financial reporting, which would harm our business prospects and the trading price of our common stock.
Section 404 of the Sarbanes-Oxley Act of 2002 requires management to evaluate the effectiveness of internal controls over financial reporting as of each year-end. Management has concluded that as of December 31, 2011, 2010 and 2009, internal controls over financial reporting were effective. Management may identify control deficiencies in the future that, individually or in the aggregate, could constitute one or more additional material weaknesses. Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, stockholder and investor confidence in our business and results of operations could be negatively impacted, which could have a negative impact on the trading prices of our common stock and could lead to litigation claims and regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management's attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceedings, even if resolved in our favor, could result in significant legal and other expenses. Such events could harm the business, negatively affect our ability to raise capital and adversely affect the trading price of our common stock.

Unauthorized use of our proprietary technology and intellectual property could adversely affect our business and results of operations.
Our success and competitive position depend in large part on our ability to obtain and maintain intellectual property rights protecting our services. We rely on a combination of copyrights, trademarks, service marks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our intellectual property and proprietary rights. Unauthorized parties may attempt to copy aspects of our transcription platforms or template-based solutions or to obtain, license, sell or otherwise use information that management regards as proprietary. Policing unauthorized use of our intellectual property is difficult, and we may not be able to protect technology from unauthorized use. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. Although the source code for our proprietary software is protected both as a trade secret and as a copyrighted work, litigation may be necessary to enforce intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Litigation, regardless of the outcome, can be very expensive and can divert management efforts, which could adversely affect our business and results of operations.
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
Our directors and executive officers beneficially own approximately 14.5% of our common stock as of February 29, 2012. Consequently, directors and executive officers as a group will continue to be able to exert significant influence over the election of directors, the outcome of most corporate actions requiring stockholder approval and our business, which may have the effect of delaying or precluding a third party from acquiring control of us.

The market price for our common stock is volatile, which could cause a loss of a significant portion of investment.
The market price of our common stock could be subject to significant fluctuations in response to certain factors, such as variations in anticipated or actual results of operations, the operating results of other companies in the medical transcription industry, changes in conditions affecting the economy generally, general trends in the healthcare industry, sales of common stock by insiders, as well as other factors unrelated to operating results. Volatility in the market price of our common stock may prevent one from being able to sell shares at or above the price paid for shares. Moreover, companies that have experienced volatility in the market price of their stock often are subject to securities class action litigation. If we were the subject of such litigation, it could result in substantial costs and divert management's attention and resources.
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
Item 1B. Unresolved Staff Comments

None.

Item 2.     Properties
We lease 12,441 square feet of space for our principal office in Atlanta, Georgia under a lease that expires January 31, 2015. As a result of our 2010 acquisition of Heartland, we assumed leases for approximately 56,000 square feet for our operations centers in Bangalore, Delhi and Chennai, India. We also lease space for regional offices in Brooksville, Florida, Toledo, Ohio and Knoxville, Tennessee. As a result of our 2011 acquisition of Salar we assumed an office lease of approximately 3,400 square feet in Baltimore, Maryland. We believe our office space is suitable and adequate for its intended purpose. See Note 11 of the Notes to Consolidated Financial Statements for a summary of lease commitments.
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
On May 6, 2010, Transcription Relief Services, Inc., or TRS, which we acquired in May 2009, filed a civil action against us in the United States District Court for the Middle District of North Carolina. The dispute centers around the contingent consideration payable under the TRS asset purchase agreement. The TRS asset purchase agreement provided for a contingent consideration payment of up to $3.0 million based on TRS fourth quarter 2009 revenue and TRS December 31, 2009 backlog. We calculated a fourth quarter 2009 revenue contingent consideration payment of $1,123,000, which was paid in February 2010. On February 26, 2010, we received notice that TRS disputed our calculation and claimed an additional payment of $1,877,000. We responded on March 10, 2010, stating that TRS’s objections were without merit and asking that the dispute be postponed pending delivery of the backlog contingent payment calculation. TRS agreed to the postponement. On March 30, 2010, we delivered the backlog contingent payment calculation to TRS showing an amount payable of $0. TRS objected to our backlog contingent payment calculation. In the civil action filed on May 6, 2010, TRS generally alleged that we frustrated their ability to maximize the contingent payment under the TRS asset purchase agreement. TRS seeks compensatory damages of approximately $1,877,000, unspecified damages, attorney’s fees, interest and costs. The Court has directed that a portion of the dispute be submitted to binding arbitration, which has not yet commenced. The lawsuit is in the early procedural stages and the ultimate outcome cannot be determined at this time. We have evaluated this claim and the civil action and believe that no additional payments are due under the calculations outlined in the asset purchase agreement.
ITEM 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
    Our common stock is listed on the NASDAQ Global Select Market under the symbol “TRCR”. As of February 29, 2012, there were approximately 225 holders of record of our common stock. The table below sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the NASDAQ Global Select Market for the periods indicated.

	Price Per Share of Common Stock
	High	Low
Year Ended December 31, 2011
Fourth Quarter Ended December 31, 2011	$28.83	$21.78
Third Quarter Ended September 30, 2011	$30.25	$21.83
Second Quarter Ended June 30, 2011	$29.97	$19.64
First Quarter Ended March 31, 2011	$24.39	$17.95
Year Ended December 31, 2010
Fourth Quarter Ended December 31, 2010	$20.48	$15.01
Third Quarter Ended September 30, 2010	$15.54	$13.31
Second Quarter Ended June 30, 2010	$17.54	$12.00
First Quarter Ended March 31, 2010	$21.69	$15.65
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
As of December 31, 2011, the total number of options issued and outstanding, the weighted average exercise price and number of options available for future issuance under equity compensation plans approved by our stockholders was as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding those to be issued upon exercise of outstanding options)
Equity compensation plans approved by security holders	753,931	$8.49	673,096
Equity compensation plans not approved by security holders	—	—	—
Total	753,931	$8.49	673,096

Stock Performance Graph
The following performance graph compares the cumulative return of our shares of common stock over the preceding five year periods with that of the broad market (NASDAQ Composite-Total Returns Index) and the NASDAQ Health Services Index. Each Index assumes $100 invested at December 31, 2006 in our common stock and each index and also assumes dividend reinvestment.

	December 31,
Company/Index	2006	2007	2008	2009	2010	2011
Transcend Services, Inc.	$100	$453	$278	$596	$546	$661
NASDAQ Composite-Total Returns	100	111	66	97	114	113
NASDAQ Health Services Index	100	131	95	126	152	144
Item 6    Selected Financial Data
The following table sets forth selected consolidated financial data for the periods indicated, derived from our consolidated financial statements. This selected financial data should be read in conjunction with the consolidated financial statements, related notes and other financial information included and incorporated by reference in this Form 10-K.
Selected Financial Data
(in thousands, except per share data)

	2011 (1)	2010	2009	2008	2007(2)
Results of Operations:
Revenue	$125,057	$94,307	$71,764	$48,696	$42,454
Operating income	$20,536	$14,469	$11,083	$8,947	$6,487
Net income	$19,038	$8,520	$6,759	$5,768	$9,660
Basic earnings per share	$1.79	$0.81	$0.78	$0.68	$1.17
Weighted average shares outstanding	10,654	10,495	8,613	8,448	8,262
Diluted earnings per share	$1.72	$0.79	$0.76	$0.65	$1.10
Diluted weighted average shares outstanding	11,071	10,845	8,921	8,814	8,752
Financial Position at Year End:
Cash and cash equivalents	$11,777	$6,207	$25,732	$12,282	$4,996
Investments	$1,684	$20,454	$2,000	$—	$—
Total assets	$107,088	$89,186	$69,388	$26,095	$20,749
Total long term debt	$—	$—	$—	$238	$843
Total stockholders' equity	$91,442	$70,163	$59,357	$21,850	$15,634
(1) Includes a $7.0 million tax benefit from the reduction in tax liability related to obtaining a waiver from the IRS under the Dual Consolidating Loss provision.
(2) Includes a $6.4 million tax benefit from the reduction in deferred tax valuation allowances related to net operating loss carry-forwards.
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

Overview
We are the second largest clinical documentation services company in the United States based on revenue. We serve approximately 407 hospital customers nationwide plus a number of clinics and physician's offices. We estimate that our primary target market is approximately $2.5 billion, comprised of approximately 5,000 community-based hospitals (hospitals accessible by the general public) in the United States. Our mission is to partner with healthcare providers to deliver high value, service-centric clinical documentation solutions. Customer service is crucial to our success, and we have consistently been ranked among the top medical transcription service organizations in the industry. Our approximately 2,700 medical language specialists, including 650 based in India, supplemented by our offshore partners, provide high quality medical documents and fast turnaround times, resulting in a high customer retention rate, which has averaged more than 95% (measured by revenue) over the last five years. We develop and utilize an array of technology solutions to support the transcription process, including robust voice capture systems, state-of-the-art speech recognition technology, our proprietary transcription platforms and various customer-specific systems. We believe we are well-positioned to benefit from the increasing adoption and use of electronic medical records, or EMRs, because the data and narrative content we create comprise key portions of EMRs.
Hospitals have the flexibility of choosing between our two primary service delivery options. Customers with in-house transcription platforms can partner with us to provide medical transcription services directly on their platform. Customers deciding to outsource this function can outsource the entire transcription process to us, in which case we provide our services using our proprietary transcription platforms. They can also choose one of two alternatives to traditional transcription: physician-self editing and template-based documentation.
Our revenue is almost entirely recurring in nature, which we believe results from our customers' ongoing, mission-critical need to document each doctor-patient encounter and our consistently high service levels, resulting in high customer retention rates. Information about revenue, operating profit and total assets are presented in Item 8, “Financial Statements and Supplementary Data” of this Annual Report. Since we are paid directly by hospitals and other providers, we have no direct insurance-related reimbursement risk.

Recent Developments - Merger Agreement with Nuance

We entered into an Agreement and Plan of Merger dated as of March 6, 2012 (the “Merger Agreement”) with Nuance Communications, Inc., a Delaware corporation (“Nuance”), and Townsend Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”). Pursuant to the Merger Agreement, Nuance has agreed to cause Purchaser to commence a tender offer to acquire all of our outstanding shares of common stock, at a price of $29.50 per share, net to the holder thereof in cash, without interest. The tender offer is expected to commence on or before March 20, 2012. The completion of the tender offer is subject to a number of conditions including, among others, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The tender offer is expected to close in 2012.

The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. We have also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire us and we have agreed to certain restrictions on its ability to respond to such proposals, subject to the fulfillment of certain fiduciary requirements of our board of directors. The Merger Agreement also contains customary termination provisions for us and Nuance including a requirement, upon termination of the Merger Agreement in certain specified circumstances, that either we or Nuance pay the other party a termination fee in the amount of $9,936,145.

Concurrently with the execution and delivery of the Merger Agreement, each of our directors and officers entered into a tender and voting agreement with Nuance and Townsend Merger Corporation. Shares held by our directors and officers that are eligible to be tendered in the tender offer represent, in the aggregate, approximately 12% of our outstanding common stock. Subject to the terms and conditions of the Merger Agreement, such officers and directors are committed to tender all of their respective shares in the tender offer and, if necessary, to vote such shares in favor of the adoption of the Merger Agreement.

Outlook
The U.S. economy deteriorated significantly in 2008, stemming primarily from disruption in the global credit markets. The recovery has been slow and uncertain. If the economy were to further deteriorate, we could see deterioration in the financial condition of our customers and collection of our accounts receivable. The decrease in availability of consumer credit as well as general unfavorable economic conditions, has caused consumers to reduce their discretionary spending, including spending for medical care. Job losses and the resulting losses of healthcare benefits could further reduce demand for healthcare services. We have not experienced any noticeable deterioration in transcription volume to date that we can attribute to the state of the economy. It is also uncertain what effect the credit crisis may have on the security of the U.S. banking system, and specifically the bank where our cash and cash equivalents are deposited. This could impact our access to and cost of capital. In addition, FDIC insurance does not fully insure our deposits. We did not have any uninsured cash and cash equivalents in the United States at December 31, 2011. At December 31, 2011, we have $821,000 of cash deposits and $1,684,000 time deposits in India that are not insured by the FDIC. In addition to the impact of the overall economic environment, the following trends and uncertainties could have a material future impact on our financial results:

•
The aging of the “baby boomers” will create increased demand for healthcare services, which should in turn create increased demand for clinical documentation services. Over the next 20 years, the U.S. population over the age of 65 is expected to increase from roughly 40 million to 70 million, according to the U.S. Census Bureau.

•
Increased adoption of EMR solutions could result in greater demand for electronic documentation, including transcription of reports that are currently hand-written. Alternatively, EMR solutions could reduce the demand for traditional transcription since physicians could be required to “point and click” to complete a template rather than dictate to document portions of their patient encounters. It has been our experience that the impact of EMR adoption on transcription volume at any given hospital varies significantly. Management believes that dictation is more efficient and produces a more robust narrative record than using only templates, and we anticipate that in the future, hybrid solutions will become more common. We now offer a template-based solution as well as traditional transcription. We believe that the pace of change in the healthcare industry has increased, particularly as it relates to adoption of the EMR, and we expect this trend to continue.

•
Increased use of speech recognition technology and offshore resources in the future could result in higher profitability for us. At the same time, competition within the medical transcription industry, combined with use of offshore resources and speech recognition technology by our competitors, could create downward pricing pressure in the industry. The potential net impact of these two trends is difficult to predict with certainty. We are constantly evaluating and adjusting our pricing to remain competitive, taking into account several factors such as market pressure, the ability to use speech recognition technology and offshore resources, and the individual circumstances of each customer.

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

•
Historically, our new customer sales have predominantly come from replacing incumbent medical transcription firms. A significant portion of medical transcription work in hospitals is still performed by hospital employees. Management sees a trend toward outsourcing medical transcription services that could have a positive impact on our financial results if the trend continues and we are able to successfully compete for the business.

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

•
We completed three acquisitions in 2009, one in 2010 and two in 2011, which have had a material impact on our financial statements. Acquisitions involve significant risk, including integration risk, and it is possible that we will not realize the anticipated benefits of the acquisitions we have made.

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

Goodwill and Intangible Assets. We account for goodwill and other intangible assets in accordance with the provisions of FASB ASC Topic 350 – Intangibles-Goodwill and Other. Under the provisions of this Topic, goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. We had goodwill of $46,822,000 at December 31, 2011 and $35,368,000 at December 31, 2010 and net intangible assets related to acquisitions of $12,098,000 and $7,055,000 at December 31, 2011 and December 31, 2010, respectively. Management reviews goodwill and other intangible assets for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting units to which the goodwill and intangibles relate based on market capitalization of the company as a whole. We have concluded that we operate in one reporting unit—clinical documentation solutions—since all of our revenue is derived from clinical documentation solutions and since we have one organization dedicated to the delivery of our solutions.

In connection with certain of our acquisitions, we allocated a portion of the purchase price to acquired customer relationships, acquired technology, trademarks and covenants-not-to-compete using appraisals based on discounted cash flow analysis. The estimated fair values attributed to the relationships and covenants are being amortized over a period of two to ten years, which represented the estimated average remaining lives of the contracts and relationships. The estimated fair value attributed to acquired technology and trademarks is being amortized over a period of two to five years, which represented the estimated remaining life of the technology and trademarks. We account for long-lived assets such as purchased intangible assets with finite lives under The Impairment or Disposal of Long-Lived Assets Subsections of FASB ASC Topic 360 – Property, Plant and Equipment. This Subtopic requires that such long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

There were no impairments recognized to goodwill or intangible assets in the years ended December 31, 2011, 2010 and 2009.

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
Deferred Tax Assets and Liabilities. We account for our income taxes in accordance with FASB ASC Topic 740 – Income Taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts for financial reporting purposes. As of December 31, 2011, we had net current deferred tax liabilities of $17,000 and net non-current deferred tax liabilities of $280,000. Deferred tax assets represent future tax benefits we expect to realize. Our ability to utilize the deferred tax benefits is dependent upon our ability to generate future taxable income. FASB ASC Topic 740 – Income Taxes requires us to record a valuation allowance against any deferred income tax benefits that we believe may not be realized. We estimate future taxable income to determine whether a valuation allowance is needed. Projecting our future taxable income requires us to use significant judgment regarding expected future revenues and expenses. In addition, we must assume that tax laws will not change sufficiently to materially impact the expected tax liability associated with our expected taxable income. We have valuation allowances against net operating loss carry-forwards in certain states in which future taxable income in those states may not be sufficient to utilize the net operating loss carry-forwards in those states prior to their expiration. We also have a valuation allowance against foreign tax credits that may be generated from the uncertain tax position accrual related to transfer pricing in India.

With the acquisition of Heartland, we are now subject to income taxes in India. Significant judgment is required in determining our consolidated provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe we have appropriate support for the positions taken on our tax returns, we have recorded a liability for our best estimate of the probable loss on certain of these positions. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result from intercompany transfer pricing. Although we believe our recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. The final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

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

Summary of Financial Operations
The table below and the discussions that follow summarize our results of operations for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
	(Dollars in thousands, except per share)			(As a percentage of revenue)
Revenue	$125,057	$94,307	$71,764	100%	100%	100%
Direct costs	75,392	59,680	46,443	60%	63%	65%
Gross profit	49,665	34,627	25,321	40%	37%	35%
Operating expenses:
Sales and marketing	2,766	1,928	1,651	2%	2%	2%
Information technology	4,581	2,073	1,507	4%	2%	2%
General and administrative	18,430	14,128	9,713	15%	15%	14%
Depreciation and amortization	3,352	2,029	1,367	3%	2%	2%
Total operating expenses	29,129	20,158	14,238	24%	21%	20%
Operating income	20,536	14,469	11,083	16%	15%	15%
Net other expense	(545)	(127)	(287)	—%	—%	—%
Income from operations before income taxes	19,991	14,342	10,796	16%	15%	15%
Income tax provision	953	5,822	4,037	1%	6%	6%
Net income	$19,038	$8,520	$6,759	15%	9%	9%
Net income per share:
Basic	1.79	$0.81	$0.78
Diluted	1.72	$0.79	$0.76

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenue increased $30,750,000, or 33%, to $125,057,000 in the year ended December 31, 2011 compared to revenue of $94,307,000 in the same period in 2010. The $30,750,000 increase in revenue was attributable to revenue contributed by the acquisition of Heartland of $14,149,000, increased revenue from new customers of $8,515,000, revenue from the acquisition of DTS of $7,850,000, revenue from the acquisition of Salar of $1,129,000, and increased revenue from existing customers of $667,000 offset by a decrease in revenue of $1,397,000 from customers who terminated their contracts since the fourth quarter of 2010 and a decrease in other revenue of $163,000.
Direct costs increased $15,712,000, or 26%, to $75,392,000 in the year ended December 31, 2011 compared to $59,680,000 in the same period in 2010. Direct costs include costs attributable to compensation for transcriptionists, fees paid for speech recognition processing, telephone expenses, recruiting, management, customer service, technical support for operations, and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable operations infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.
As a percentage of revenue, direct costs were 60% for the year ended December 31, 2011 compared to 63% for the year ended December 31, 2010. The decrease in costs as a percentage of revenue was due primarily to an increased utilization of speech recognition technology on our BeyondTXT platform, increased use of offshore resources and the acquisition of Heartland where all work was performed on their Gemstar platform. The percentage of revenue from our platforms increased from 55% in 2010 to 63% in 2011, this increases the margins due to lower direct costs for work performed on our platform. The percentage of BeyondTXT volume that was edited using speech recognition technology increased from 75% in 2010 to 84% in 2011. Work processed on BeyondTXT, Gemstar and Encore has lower costs due to the use of speech recognition technology to produce drafts of reports which are then edited by our medical language specialists. The percentage of work processed offshore increased from 18% in 2010 to 36% in 2011 primarily due to the acquisition of Heartland.
Gross profit increased $15,038,000, or 43%, to $49,665,000 in the year ended December 31, 2011 compared to $34,627,000 in the same period in 2010. Gross profit as a percentage of revenue increased to 40% in the twelve months ended December 31, 2011 compared to 37% for the same period in 2010 (see direct costs discussion).
Sales and marketing expenses increased $838,000, or 43%, to $2,766,000 in the year ended December 31, 2011, compared to $1,928,000 in the same period of 2010. Sales and marketing expenses as a percentage of revenue were 2% in both the twelve months ended December 31, 2011 and December 31, 2010, respectively. The increase is primarily due to increased compensation, commission and travel expense related to the addition of the Heartland sales force and increased advertising and marketing expenditures.
Information technology, or IT, expense, which includes non-capitalized research and development costs, increased $2,508,000, or 121%, to $4,581,000 in the year ended December 31, 2011compared to $2,073,000 in the same period in 2010. IT expenses as a percentage of revenue were 4% in the twelve month period ended December 31, 2011 compared to 2% in the twelve month period ended December 31, 2010. The increase in expense was primarily due to an increase in compensation-related and infrastructure expenses (including new data centers) related to the acquisitions of Heartland and DTS. Heartland and DTS had historically higher IT expense as a percent of revenue and we are working to reduce those expense in the future.
General and administrative expenses increased $4,302,000, or 30%, to $18,430,000 in the year ended December 31, 2011, compared to $14,128,000 in the same period in 2010. Included in 2011 and 2010 are acquisition-related costs of $1,518,000 and $1,670,000, respectively. Also included in 2010 general and administrative expense is a $676,000 cumulative adjustment for share-based compensation expense and 2011 includes restructuring costs of $772,000 related to the closing of our Delhi office. Excluding these items, general and administrative expenses increased $4,054,000, or 34% in the twelve months ended December 31, 2011 compared to the same period in 2010. The balance of the increase was due primarily to increased costs related to the Heartland India operations, increased rent due to lease agreements assumed through the Heartland, DTS and Salar acquisitions, and increased legal and audit fees. These increases were partially offset by decreases in stock based compensation expense and contract services . Excluding acquisition-related costs in both years, the 2010 stock-based compensation adjustment and the 2011 restructuring charge, general and administrative expenses as a percentage of revenue were 13% in both the twelve months ended December 31, 2011, and 2010. We record all of our health benefit costs as general and administrative expenses, and these costs are more variable in nature than many of our other general and administrative expenses. Health benefits costs were $3,347,000 or 2.7% of revenue in 2011 compared to $3,265,000 or 3.5% of revenue in 2010.
Depreciation and amortization expense increased $1,323,000, or 65%, to $3,352,000 in the year ended December 31, 2011 compared to $2,029,000 in the same period in 2010. Amortization of intangible assets resulting from the acquisitions of Heartland, DTS and Salar accounted for $844,000 of the increase. The remainder of the increase was due to higher capital expenditures resulting in increased depreciable assets.
Operating income increased $6,067,000, or 42%, to $20,536,000 in the year ended December 31, 2011, compared to $14,469,000 in the same period in 2010. Operating income as a percentage of revenue increased to 16% for the twelve months ended December, 2011 from 15% for the same period in 2010 due primarily to the improved level of gross profit and as a percent of revenue, as discussed above.
Net other expense increased $418,000 to $545,000 for the year ended December 31, 2011 compared to $127,000 in the same period in 2010. The increase was primarily due to net losses on foreign currency transactions due to a decrease in the value of the Indian Rupee in the later half of 2011 partially offset by increased interest income.
The income tax provision decreased $4,869,000 to $953,000 for the year ended December 31, 2011 compared to $5,822,000 in the same period in 2010. The 2011 amount includes a benefit of $6,912,000 arising from a favorable resolution of a tax contingency related to the Heartland acquisition. Excluding the amount, the income tax provision increased $2,043,000. Excluding the tax benefit in 2011, the provision increased primarily due to higher pre-tax income partially offset by a lower effective tax rate of 39.3% for the year ended December 31, 2011 compared to 40.6% for the year ended December 31, 2010.
Net income increased $10,518,000, or 123%, to $19,038,000 in the year ended December 31, 2011, compared to $8,520,000 in the same period in 2010. Fully diluted earnings per share increased $0.93, to $1.72 for the year ended

December 31, 2011, compared to $0.79 for the same period in 2010. The impact of the favorable resolution of a tax contingency in 2011 was $0.61 per diluted share.
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
Information technology / research and development expenses increased $566,000, or 38%, to $2,073,000 in 2010, compared to $1,507,000 in 2009. Information technology / research and development expenses as a percentage of revenue were 2% in both 2010 and 2009. The increase in expense was primarily due to an increase in compensation-related expenses and telephone expense, partially offset by increased capitalization of software development costs related to the development of our Encore transcription workflow platform. The acquisition of Heartland contributed $81,000 to the increase.
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
The income tax provision increased $1,785,000 to $5,822,000 for 2010, compared to $4,037,000 for 2009. The provision increased primarily due to higher pre-tax income and a higher effective tax rate of 40.6% for 2010 compared to 37.4% for 2009. The increased rate in 2010 is primarily due to the permanent difference created by the adjustment for stock-

based compensation expense, an increase in our combined state tax rate, the addition of foreign taxes and the impact of non-deductible transaction costs.
Net income increased $1,761,000, or 26%, to $8,520,000 in 2010, compared to $6,759,000 in 2009. Fully diluted earnings per share increased $0.03, to $0.79 for 2010, compared to $0.76 for 2009.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
We recognize all derivatives as either assets or liabilities at fair value in our consolidated balance sheet.
Contractual Obligations
We have the following contractual obligations as of December 31, 2011:

Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short term debt obligations	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating lease obligations	2,623,000	1,195,000	1,309,000	119,000	—
Purchase obligations	—	—	—	—	—
Other long term liabilities	—	—	—	—	—
Total	$2,623,000	$1,195,000	$1,309,000	$119,000	$—
In addition to the obligations in the table above, approximately $5,011,000 of unrecognized tax benefits and interest on those balances have been recorded as liabilities in accordance with ASC 740, Income Taxes and we are uncertain as to if or when such amounts may be settled.
Liquidity and Capital Resources

As of December 31, 2011, we had cash, cash equivalents and short-term investments of $11,777,000, working capital of $24,998,000, and availability of approximately $10,000,000 on our revolving line of credit based on eligible accounts receivable (see Note 7 of the Notes to Consolidated Financial Statements). We had no debt outstanding as of December 31, 2011 and only utilized the revolving loan infrequently and for no more than one day duration of each loan during the twelve months ended December 31, 2011.

The following table summarizes the cash flows for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$10,470	$11,483	$8,088
Net cash used in investing activities	(5,812)	(29,068)	(23,055)
Cash provided by (used in) financing activities	912	(1,940)	28,417
Increase (decrease) in cash and cash equivalents	$5,570	$(19,525)	$13,450

Cash provided by operating activities was $10,470,000 for the year ended December 31, 2011, compared to $11,483,000 for the year ended December 31, 2010. The slight decrease was due primarily to increases in accounts receivable and prepaid income offset by higher net income (adjusted for non-cash depreciation, amortization and stock-based compensation). Accounts receivable increased towards the end of 2011 due to the conversion to a new accounting system and not from credit issues with our customers.

Cash used by investing activities was $5,812,000 for the year ended December 31, 2011, compared to $29,068,000 for the year ended December 31, 2010. During 2011, we had net investment maturities of $18,770,000 offset by purchases of businesses of $19,761,000, purchases of $1,532,000 of equipment and internal use software, and the capitalization of

$3,289,000 in software development costs. We are investing significant resources in the next generation of our transcription platform and expect this level of capitalization will taper off in 2012 as Encore was generally available in early 2012. For 2010, investing activities were related primarily to the net purchase of $18,454,000 of investments with the proceeds from our 2009 stock offering, $1,825,000 of capital expenditures and $3,012,000 of capitalized software development costs.

Cash provided by financing activities was $912,000 for the year ended December 31, 2011, compared to cash used in financing activities of $1,940,000 in the same period in 2010. Cash provided by financing activities during 2011 was primarily from the proceeds from stock option exercises while cash used in financing activities in 2010 was due primarily the repayment of debt.

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both “borrowers” under the loan and security agreement, which replaced our previous credit facility. The loan and security agreement includes a one-time, four-year term loan of $7.0 million for the costs and expenses of, and, to the extent necessary, a portion of the purchase price for MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. We may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. We used $4.0 million of the proceeds from the follow-on offering of our common stock completed in the fourth quarter of 2009 to pay down the term loan. The original revolving loan commitment expired in August, 2010 and has been renewed annually since then, with the current expiration in August 2012. When the loan was renewed in August, 2011, the revolving loan commitment was increased to $10.0 million. Borrowings bear interest at a rate based on the current LIBOR (3.40% as of December 31, 2011), and are secured by substantially all of our assets. The outstanding balance on the term loan of $67,000 was paid off in June, 2011. The balance on the revolver was $0 as of December 31, 2011 and December 31, 2010. We utilized the revolving loan infrequently and for no more than one day in duration of each loan during the year ended December 31, 2011.

The loan and security agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the loan and security agreement restricts us from incurring certain additional debt, prohibits us from creating, permitting or allowing certain liens on our property, restricts the payment of dividends, distributions and other specified equity related transactions, and prohibits certain borrowings and specified transactions with affiliates. The loan and security agreement also requires the maintenance of a specified minimum fixed charge coverage ratio, tangible net worth, and cash flow leverage, as defined in the agreement. As of December 31, 2011, we were in compliance with all covenants of the agreement.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk
We have a floating rate of interest on our credit facility. As of December 31, 2011, the current rate was 3.4% although we do not have any balance outstanding under this facility. A 10% change in the interest rate would not have a material impact on our interest expense under the credit facility.
Foreign Currency Exchange Rate Risk
We are exposed to foreign currency exchange rate risk in the ordinary course of doing business as we transact or hold a portion of our funds in Indian rupees. Accordingly, we periodically evaluate the need for hedging strategies, including the use of derivative financial instruments, to mitigate the effect of foreign currency exchange rate fluctuations and expect to continue to use such instruments in the future to reduce foreign currency exposure to appreciation or depreciation in the value of certain foreign currencies. All hedging transactions are authorized and executed pursuant to regularly reviewed policies and procedures.
We have entered into a series of foreign exchange forward contracts that are designated as cash flow hedges of expense payments in India. India converts U.S. dollar receipts from intercompany billings to Indian rupees to fund local expenses, including salaries. These U.S. dollar / Indian rupee hedges are intended to partially offset the impact of movement of exchange rates on future operating costs. We limit the forward contracts operational period to 12 months or less, and we do not enter into foreign exchange forward contracts for trading purposes. As of December 31, 2011, the notional value of these contracts was $5,088,000. The outstanding contracts as of December 31, 2011 are scheduled to mature during 2012. The gain or loss on our foreign exchange forward contracts is marked to market at each reporting period. As of December 31, 2011, the net unrealized loss on our outstanding foreign exchange forward contracts was $450,000 compared to an unrealized gain of $238,000 as of December 31, 2010. The change in value of $688,000 reflected as a reduction in pre-tax income in 2011. Based upon a sensitivity analysis of our foreign exchange forward contracts at December 31, 2011, which estimates the fair value of the contracts based upon market exchange rate fluctuations, a 10% change in the foreign currency exchange rate against the U.S. dollar with all other variables held constant would have resulted in a change in the fair value of approximately $425,000. Our hedges of our foreign currency exposure are not designed to, and, therefore, cannot entirely eliminate the effect of changes in foreign exchange rates on our consolidated financial position, results of operations and cash flows.
Item 8.    Financial Statements and Supplementary Data
The following financial statements are filed with this report:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

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
Management, including the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 using the criteria established in a report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.
On April 29, 2011, we entered into an Agreement and Plan of Merger with DTS America, Inc. ("DTS") and certain principal stockholders and acquired DTS America, Inc. through a merger of DTS Acquisition Corporation (a wholly-owned subsidiary of Transcend Services, Inc.) into DTS America, Inc.
On July 29, 2011, the Company entered into an Agreement and Plan of Merger with Salar, Inc. and certain principal stockholders, and acquired Salar, Inc. through a merger of Transcend Acquisition Corporation (a wholly-owned subsidiary of Transcend Services, Inc.) into Salar, Inc.
Refer to Note 2 of the Notes to the Consolidated Financial Statements for additional information regarding these acquisitions. However, due to the limited time between the consummation of the acquisition and management’s assessment and as permitted by related SEC Staff interpretive guidance for newly acquired businesses, the Company excluded DTS America, Inc. and Salar, Inc. from management’s annual assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. The financial statements for DTS America, Inc. and Salar, Inc. reflect total assets and revenues constituting 3 percent and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year-ended December 31, 2011. The operations related to these acquisitions will be included in future evaluations of the effectiveness of the Company’s internal control over financial reporting no later than December 31, 2012.
The Company’s independent registered public accounting firm, Grant Thornton LLP, has audited the consolidated financial statements as of and for the year ended December 31, 2011 and has also issued their report on the effectiveness of the Company’s internal control over financial reporting contained in this annual report.

/s/ LARRY G. GERDES	/s/ LANCE B. CORNELL
Larry G. Gerdes	Lance B. Cornell
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Transcend Services, Inc.

We have audited the accompanying consolidated balance sheets of Transcend Services, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2012 expressed an unqualified opinion.

GRANT THORNTON LLP

/s/ Grant Thornton LLP

Atlanta, Georgia
March 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Transcend Services, Inc.

We have audited Transcend Services, Inc.'s (a Delaware Corporation) (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting (Management's Report). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company's internal control over financial reporting does not include internal control over DTS America, Inc. and Salar, Inc., which are both wholly owned subsidiaries of Transcend Services, Inc., whose financial statements reflect total assets and revenues constituting 3 percent and 6 percent, respectively, of the related consolidated financial statement amounts as of and for the year-ended December 31, 2011. As indicated in Management's Report, DTS America, Inc. and Salar, Inc. were acquired during 2011 and therefore, management's assertion on the effectiveness of the Company's internal control over financial reporting excluded internal control over financial reporting of DTS America, Inc. and Salar, Inc.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 15, 2012, expressed an unqualified opinion.
GRANT THORNTON LLP
/s/ Grant Thornton LLP
Atlanta, Georgia
March 15, 2012

TRANSCEND SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
(Rounded to the nearest thousand)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$11,777,000	$6,207,000
Short-term investments	1,684,000	20,454,000
Accounts receivable, net of allowance for doubtful accounts of $183,000 at December 31, 2011 and $124,000 at December 31, 2010	18,502,000	12,037,000
Deferred income tax, net	—	329,000
Prepaid income tax	5,136,000	—
Prepaid expenses and other current assets	526,000	688,000
Total current assets	37,625,000	39,715,000
Property and equipment:
Computer equipment	4,762,000	4,113,000
Software	5,224,000	4,263,000
Furniture and fixtures	705,000	652,000
Total property and equipment	10,691,000	9,028,000
Accumulated depreciation and amortization	(7,899,000)	(6,052,000)
Property and equipment, net	2,792,000	2,976,000
Capitalized software development costs, net	7,184,000	3,188,000
Goodwill and intangible assets:
Goodwill	46,822,000	35,368,000
Other intangible assets	15,269,000	8,789,000
Total intangible assets	62,091,000	44,157,000
Accumulated amortization	(3,171,000)	(1,734,000)
Intangible assets, net	58,920,000	42,423,000
Deferred income tax, net - noncurrent	—	470,000
Other assets	303,000	414,000
Total assets	$106,824,000	$89,186,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,798,000	$1,653,000
Accrued compensation and benefits	3,554,000	3,666,000
Deferred tax liability, net - current	17,000	—
Promissory notes payable	—	67,000
Income tax payable	1,348,000	1,193,000
Other accrued liabilities	4,920,000	2,180,000
Total current liabilities	12,637,000	8,759,000
Long term liabilities:
Uncertain tax position	2,084,000	9,616,000
Deferred tax liability, net - noncurrent	280,000	—
Other liabilities	381,000	648,000
Total long term liabilities	2,745,000	10,264,000
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 2,000,000 shares authorized and no shares outstanding at December 31, 2011 and 2010	—	—

	December 31, 2011	December 31, 2010
Common stock, $0.05 par value; 30,000,000 shares authorized at December 31, 2011 and 2010; 10,690,000 and 10,566,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	534,000	528,000
Additional paid-in capital	65,603,000	63,368,000
Retained earnings	25,305,000	6,267,000
Total stockholders’ equity	91,442,000	70,163,000
Total liabilities and stockholders’ equity	$106,824,000	$89,186,000

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Rounded to the nearest thousand, except earnings per share)

	Year Ended December 31,
	2011	2010	2009
Revenue	$125,057,000	$94,307,000	$71,764,000
Direct costs (1)	75,392,000	59,680,000	46,443,000
Gross profit	49,665,000	34,627,000	25,321,000
Operating expenses:
Sales and marketing (1)	2,766,000	1,928,000	1,651,000
Information technology (1)	4,581,000	2,073,000	1,507,000
General and administrative (1)	18,430,000	14,128,000	9,713,000
Depreciation and amortization	3,352,000	2,029,000	1,367,000
Total operating expenses	29,129,000	20,158,000	14,238,000
Operating income	20,536,000	14,469,000	11,083,000
Interest and other income	(156,000)	(48,000)	(17,000)
Interest and other expense	120,000	130,000	304,000
Loss on foreign currency transactions	581,000	45,000	—
Net other expense	545,000	127,000	287,000
Income before income taxes	19,991,000	14,342,000	10,796,000
Income tax provision	953,000	5,822,000	4,037,000
Net income	$19,038,000	$8,520,000	$6,759,000
Basic earnings per share:
Net earnings per share	$1.79	$0.81	$0.78
Weighted average shares outstanding	10,654,000	10,495,000	8,613,000
Diluted earnings per share:
Net earnings per share	$1.72	$0.79	$0.76
Weighted average shares outstanding	11,071,000	10,845,000	8,921,000

(1) Amounts shown exclusive of depreciation and amortization

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Rounded to the nearest thousand)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$19,038,000	$8,520,000	$6,759,000
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,200,000	415,000	611,000
Depreciation and amortization	3,352,000	2,029,000	1,367,000
Share-based compensation	1,262,000	1,394,000	604,000
Tax benefit for share based payments	(152,000)	(160,000)	(1,447,000)
Settlement of uncertain tax liability	(6,912,000)	—	—
Changes in assets and liabilities:
Accounts receivable, net	(4,015,000)	82,000	(987,000)
Prepaid income taxes, excluding tax benefit for share-based payments	(4,984,000)	224,000	1,383,000
Prepaid expenses and other current assets	203,000	188,000	94,000
Other assets	127,000	706,000	(87,000)
Accounts payable	75,000	(38,000)	149,000
Accrued and other liabilities	276,000	(1,877,000)	(358,000)
Total adjustments	(8,568,000)	2,963,000	1,329,000
Net cash provided by operating activities	10,470,000	11,483,000	8,088,000
Cash flows from investing activities:
Capital expenditures	(1,532,000)	(1,825,000)	(1,118,000)
Capitalized software development costs	(3,289,000)	(3,012,000)	—
Purchase of investments	(22,019,000)	(73,420,000)	(2,000,000)
Sale and maturity of investments	40,789,000	54,966,000	—
Purchase of business, net of cash acquired	(19,761,000)	(5,761,000)	(19,937,000)
Adjustment to purchase price for previous acquisition	—	(16,000)	—
Net cash used in investing activities	(5,812,000)	(29,068,000)	(23,055,000)
Cash flows from financing activities:
Proceeds from stock options and other issuances of stock	827,000	676,000	283,000
Proceeds of common stock offering	—	56,000	26,507,000
Tax benefit for share-based payments	152,000	160,000	1,447,000
Repayment of promissory notes payable	(67,000)	(832,000)	(664,000)
Repayment of promissory note to related parties	—	(2,000,000)	—
Proceeds from borrowings	—	—	844,000
Net cash provided by (used in) financing activities	912,000	(1,940,000)	28,417,000
Net change in cash and cash equivalents	5,570,000	(19,525,000)	13,450,000
Cash and cash equivalents at beginning of period	6,207,000	25,732,000	12,282,000
Cash and cash equivalents at end of period	$11,777,000	$6,207,000	$25,732,000
Supplemental cash flow information:
Cash paid for interest	$1,000	$20,000	$97,000
Cash paid for interest to related party	$—	$100,000	$—
Cash paid for income taxes	$10,907,000	$4,978,000	$2,287,000
Non cash investing and financing activities:
Contingent consideration accrued related to previous acquisition	$—	$—	$1,123,000
Amounts payable to related party in connection with purchase of MDSI	$—	$—	$2,000,000
Common stock issued in connection with acquisition of MDSI	$—	$—	$1,907,000
Expenditures for equipment in accounts payable	$27,000	$—	$—
Expenditures for capitalized software in accounts payable	$707,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TRANSCEND SERVICES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Rounded to the nearest thousand)

	Number of Shares of Series A Preferred Stock	Series A Preferred Stock	Number of Shares of Common Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
Balance, December 31, 2008	—	$—	8,451,000	$423,000	$30,439,000	$(9,012,000)	$21,850,000
Net income						6,759,000	6,759,000
Issuance of common stock from stock incentive plans			181,000	9,000	274,000		283,000
Issuance of common stock in public offering			1,725,000	86,000	26,421,000		26,507,000
Issuance of common stock from purchase of MDSI			120,000	6,000	1,901,000		1,907,000
Share-based compensation expense					604,000		604,000
Tax benefit for share based payments					1,447,000		1,447,000
Balance, December 31, 2009	—	$—	10,477,000	$524,000	$61,086,000	$(2,253,000)	$59,357,000
Net income						8,520,000	8,520,000
Issuance of common stock from stock incentive plans			99,000	4,000	671,000		675,000
Reduction of capitalizable expenses for public offering					56,000		56,000
Cancellation of restricted shares			(10,000)		1,000		1,000
Share-based compensation expense					1,394,000		1,394,000
Tax benefit for share based payments					160,000		160,000
Balance, December 31, 2010	—	$—	10,566,000	$528,000	$63,368,000	$6,267,000	$70,163,000
Net income						19,038,000	19,038,000
Issuance of common stock from stock incentive plans			124,000	6,000	821,000		827,000
Share-based compensation expense					1,262,000		1,262,000
Tax benefit for share based payments					152,000		152,000
Balance, December 31, 2011	—	$—	10,690,000	$534,000	$65,603,000	$25,305,000	$91,442,000

The accompanying notes are an integral part of this consolidated financial statement.

TRANSCEND SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS
Transcend Services, Inc., or Transcend, utilizes a combination of its proprietary Internet-based voice and data distribution technology, customer based technology and medical language specialists to convert physician voice recordings into electronic clinical documentation of patient encounters. Our medical language specialists in the United States predominantly work from home and those in India work predominantly in our two centers there. In addition, with the acquisition of Salar, Inc. in 2011, we also license and sell subscriptions to our template-based clinical documentation solutions and offer a charge capture solutions for physician billing.

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

RECENT ACCOUNTING PRONOUNCEMENTS
Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update (“ASU”) 2009-13 to Topic 605, Revenue Recognition: Multiple-Deliverable Revenue Arrangements.  This update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit.  Specifically, this update addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. This update is applicable to revenue arrangements entered into or materially modified during the first fiscal year that begins after June 15, 2010.  The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively.  The adoption of this accounting standard did not have a material impact on our financial statements.

In December 2010, the FASB issued ASU 2010-28 to Topic 350, Intangibles—Goodwill and Other : When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments to the Codification in this update modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. Goodwill of a reporting unit is required to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This update was effective starting in the first quarter of 2011 with early adoption not permitted. Adoption of this update did not have any impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29 to Topic 805, Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations. The amendments to the Codification in this ASU apply to any public entity that enters into business combinations that are material on an individual or aggregate basis and specify that the entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning in January 2011 with early adoption permitted. We have adopted this update for all acquisitions in 2011.

Recently Issued Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04 to Topic 820, Fair Value Measurements and Disclosures. The update, entitled Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. Generally Accepted Accounting Principles ("GAAP") and International Financial Reporting Standards ("IFRS") and also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The update is effective prospectively for interim and annual periods beginning after December 15, 2011. We do not expect that the adoption of this update will have a material impact on our consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05 to Topic 220, Comprehensive Income. The update, entitled Comprehensive Income (Topic 220): Presentation of Comprehensive Income requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendment does not change what items are reported in other comprehensive income or the U.S. GAAP requirement to report reclassification of items from other comprehensive income to net income. The update is effective for interim and annual periods beginning after December 15, 2011. This update affects the presentation of financial information only. Accordingly, we do not expect that the adoption of this update will have a material impact on our consolidated financial statements.
In September 2011, the FASB issued ASU No. 2011-08 to Topic 350, Intangibles-Goodwill and Other. The update, entitled Testing Goodwill for Impairment, allows an entity to first assess qualitative factors in determining the necessity of performing the two-step quantitative goodwill impairment test. If, after assessing qualitative factors, an entity determines it is not likely that the fair value of a reporting unit is less than its carrying amount, performing the two-step impairment test is unnecessary. An entity also has the option to bypass the qualitative assessment and proceed directly to performing the first step of the two-step impairment test. The update will be effective for fiscal years beginning after December 15, 2011. We do not expect that the adoption of this update will have a material impact on our consolidated financial statements.
In December 2011, the FASB issued ASU No. 2011-12 to Topic 220, Comprehensive Income. The update, entitled Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, defers the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. The amendments of this ASU are effective at the same time as the amendments in ASU No. 2011-05 so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect that the adoption of this update will have a material impact on our consolidated financial statements.

FOREIGN CURRENCY TRANSLATION
Assets and liabilities of our Indian subsidiaries are denominated in the local currency of the subsidiary and are re-measured into U.S. dollars (the functional currency) at period-end exchange rates, except nonmonetary assets and liabilities, which are re-measured at the historical rates of exchange prevailing when acquired. Income and expense items are re-measured at average rates of exchange prevailing during the year. Foreign currency exchange gains or losses from re-measurement are included in income. For the year ended December 31, 2010, we recognized a net loss on foreign currency transactions of $45,000 comprised of a net loss on hedging of $146,000 offset by a net gain of $41,000 on transactions and a net gain of $60,000 on re-measurement. For the year ended December 31, 2011, we recognized a net loss on foreign currency transactions of $581,000 comprised of a net loss on hedging of $790,000, a net loss on re-measurement of $119,000, partially offset by a net gain of $328,000 on foreign currency transactions.

DERIVATIVE INSTRUMENTS
When deemed appropriate, we use derivatives as a risk management tool to mitigate the potential impact of certain market risks. The primary market risk managed through the use of derivative instruments is foreign currency exchange rate risk. All derivatives are carried at fair value in the consolidated balance sheets in the line items prepaid expenses and other assets or other accrued liabilities, as applicable.

CASH AND CASH EQUIVALENTS
All highly liquid investments purchased with an original maturity of three months or less are classified as cash equivalents. We invest excess cash in money market deposit accounts and short-term investments. We monitor the financial condition of the institutions in which we have depository accounts and believe the risk of loss is remotely possible but not likely. At December 31, 2011, we did not have any uninsured cash and cash equivalents in the United States of America and $821,000 in India.

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
Direct costs of transcription service fee revenue include costs attributable to compensation for transcriptionists, fees paid for speech recognition processing, telephone expenses, recruiting, management, customer service, technical support for operations, and implementation of transcription services. Transcription compensation is a variable cost based on lines transcribed or edited multiplied by specified per-line pay rates that vary by individual as well as type of work. Speech recognition processing is a variable cost based on the minutes of dictation processed. All other direct costs referred to above are semi-variable operations infrastructure costs that periodically change in anticipation of or in response to the overall level of production activity.
With the August 2011 acquisition of Salar, we now have additional sources of revenue which include software licensing fees, software subscription fees, software support and maintenance fees and professional services fees. Our revenue recognition policies for the Salar contracts are in accordance with U.S. GAAP, principally ASC 985-605, Software Revenue Recognition. Salar contributed less than 1% of revenue in 2011.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost, less accumulated depreciation or amortization. Charges for depreciation and amortization of tangible capital assets are computed generally using the straight-line method over their estimated useful lives, which range from three to seven years. Depreciation and amortization expense for tangible capital assets totaled $1,915,000,

$1,309,000 and $883,000 in 2011, 2010 and 2009, respectively, and is recorded entirely in operating expense.
All costs related to the development of internal use software other than those incurred during the application development stage are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized using the straight-line method over three years beginning when the software goes into operational use. Costs capitalized for the development of internal use software were $220,000, $250,000 and $256,000 in 2011, 2010 and 2009, respectively.
We retired fully depreciated property and equipment totaling $87,000, $85,000 and $0 that was no longer in service during 2011, 2010 and 2009, respectively.
Net property and equipment held by our Indian subsidiaries was $120,000 and $175,000 at December 31, 2011 and 2010, respectively.

CAPITALIZED SOFTWARE
We account for computer software development costs for products to be licensed or otherwise marketed to third parties in accordance with FASB ASC Topic 985—Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. As such, all costs incurred prior to the product achieving technological feasibility are expensed as research and development costs. Technological feasibility is established upon completion of all planning, designing, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. Upon achieving technological feasibility, programming costs are capitalized until the product is made available for general release to customers. The capitalized costs are amortized over the economic useful life of the product. At the end of 2009 we began to capitalize costs associated with the development of Encore, our next generation transcription platform. At the end of 2011, the product, which we intend to use internally and license or otherwise market to third parties, is still in development and thus amortization of capitalized costs has not begun. Encore was declared generally available on January 1, 2012. Costs capitalized for the development of products to be licensed or otherwise marketed were $3,996,000, $3,012,000 and $0 in 2011, 2010 and 2009, respectively. All additional capitalized software is reported in property and equipment since the software is for internal use only.

OTHER ASSETS
Other assets consist primarily of deferred costs of financing, deposits for leased facilities and income taxes receivable in India (see discussion of Income Taxes below).

GOODWILL AND OTHER INTANGIBLE ASSETS
We account for goodwill and other intangible assets in accordance with the provisions of FASB ASC Topic 350, Intangibles-Goodwill and Other. Under the provisions of this Topic, goodwill and other intangible assets that have indefinite useful lives are tested at least annually for impairment rather than being amortized like intangible assets with finite useful lives, which are amortized over their useful lives. We had goodwill of $46,822,000 and $35,368,000 at December 31, 2011 and 2010, respectively, and other net intangible assets related to acquisitions of $12,098,000 and $7,055,000 at December 31, 2011 and 2010, respectively.
Management reviews goodwill and intangibles for impairment annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing for impairment, management calculates the fair value of the reporting units to which the goodwill and intangibles relate based on market capitalization of the company as a whole. We have concluded that we operate in one reporting unit, clinical documentation solutions, since all of our revenue is derived from clinical documentation solutions and since we have one organization dedicated to the provision of our service.
In connection with certain of our acquisitions, we allocated a portion of the purchase price to acquired customer relationships, acquired technology, trademarks and covenants-not-to-compete using appraisals based on discounted cash flow analysis. The estimated fair values attributed to the relationships and covenants are being amortized over a period of two to ten years, which represented the estimated average remaining lives of the contracts and relationships. The estimated fair value attributed to acquired technology and trademarks is being amortized over a period of two to five years, which represented the estimated remaining life of the technology and trademarks.
We account for long-lived assets such as purchased intangible assets with finite lives under The Impairment or Disposal of Long-Lived Assets Subsections of Topic 360, Property, Plant and Equipment. This Subtopic requires that such long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets based on a discounted cash flow approach or, when available and appropriate, to comparable market values. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
There were no impairments recognized to goodwill or other intangible assets in the years ended December 31, 2011, 2010 and 2009.

FAIR VALUE OF FINANCIAL INSTRUMENTS
In accordance with FASB ASC Topic 820, Fair Value Measures and Disclosure, the carrying value of short-term debt, which totaled $0 as of December 31, 2011 and $67,000 as of December 31, 2010, was estimated to approximate its fair value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. Our other financial instruments including cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value due to the short-term nature of those assets and liabilities.

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

CONTINGENT CONSIDERATION PAYABLE
A contingent consideration payment was part of the agreement in connection with the acquisition of Transcription Relief Services (TRS). We estimate the fair value of these payables as of the purchase dates of each acquisition. FASB ASC, Topic 805, Business Combinations requires that these estimates are re-measured to fair value at each reporting date until the contingency is resolved. These interim changes in estimated fair value, along with any differences in the final settlement, are recognized in operating expense. The purchase date fair value of the TRS contingent consideration was $353,000. As of December 31, 2009, the value was calculated as $1,123,000. The $770,000 difference was recognized as operating expense in the fourth quarter of 2009 and the total amount of $1,123,000 was paid in February 2010.
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
In conjunction with the purchase of Medical Dictation Service, Inc. (MDSI) in 2009, the purchase date fair value of the MDSI contingent consideration was $270,000 in the third quarter of 2009. The contingent consideration in the amount of $235,000 was paid in the fourth quarter of 2009 resulting in a $35,000 reduction to operating expense in 2009.

STOCK-BASED COMPENSATION
Our stock-based awards are accounted for under the provisions of FASB ASC Topic 718, Stock Compensation. We measure and recognize stock-based compensation expense based on the fair value measurement for all share-based payment awards made to our employees and directors, including stock options and restricted stock awards over the service period for which the awards are expected to vest. We calculated the fair value of each restricted stock award based on our stock price on the date of grant. We calculated the fair value of each stock option award on the date of grant using the Black-Scholes-Merton option pricing model. The determination of fair value of stock option awards on the date of grant using an option-pricing model is affected by our stock price as well as a number of complex assumptions including expected life, expected volatility, risk-free interest rate and dividend yield. As a result, the future stock-based compensation expense may differ from our historical amounts.

INCOME TAXES
We account for our income taxes in accordance with FASB ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits of which future realization is not more likely than not. Changes in valuation allowance from period to period are reflected in the income statement of the period of change. Deferred taxes are not provided on the undistributed earnings of non-U.S. subsidiaries where it is expected that the earnings of the foreign subsidiary will be indefinitely reinvested. Tax benefits of deductions earned on exercise of employee stock options in excess of compensation charged to earnings are credited to additional paid in capital.
This Topic also contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The U.S. tax years 2007 to 2010 remain open to examination by the major taxing jurisdictions to which we are subject. Additionally, upon inclusion of the net operating loss carryforward tax benefits in future tax returns, the related tax benefit for the period in which the benefit arose may be subject to examination. Management believes that the positions taken in our U.S. federal tax returns can be categorized as “Highly Certain” as defined by Topic 740.
We have provided for potential amounts due in a foreign tax jurisdiction. Judgment is required in determining our worldwide income tax expense provision. In the ordinary course of global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities. Although management believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made. In instances where our Indian subsidiaries have made payments to tax authorities while a tax assessment is under appeal, these amounts are netted against the long term tax liability as a result of the uncertainty regarding the ultimate resolution of the tax assessment. At December 31, 2010 these prepaid amounts totaled $3,027,000. During the year ended December 31, 2010, we made advance tax payments of approximately $83,000. At December 31, 2011 these prepaid amounts totaled $2,930,000 . During the year ended December 31, 2011, we made advance tax payments of approximately $1,345,000 .
In prior years, our Indian subsidiaries were subject to a Minimum Alternative Tax (“MAT”) since the entities were availing tax holiday benefits and hence the companies taxable profits as computed under normal tax laws were lower than book profits. MAT is paid in the form of advance tax based on estimated book profits for the financial year. Amounts paid can be claimed as a credit in subsequent years upon expiration of the tax holiday period. Given the probable positive earnings of the Indian entities as a result of transfer pricing agreements, we have recorded MAT credit entitlements as non-current assets. In 2011, the tax holiday benefits expired and we paid taxes based on the normal provision calculation but were able to utilize MAT credits created in prior years. During the year ended December 31, 2010, we paid MAT of $0 and the balance at December 31, 2010 was $555,000. During the year ended December 31, 2011, we paid MAT of $0 and utilized credits of $232,000. The balance at December 31, 2011 was $238,000.

NET EARNINGS PER SHARE
We account for earnings per share in accordance with FASB ASC Topic 260, Earnings per Share. Topic 260 requires the disclosure of basic net earnings per share and diluted net earnings per share. Basic net earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income per share gives effect to all potentially dilutive securities. Our stock options and warrants to purchase common stock are potentially dilutive securities. Stock options with exercise prices that are greater than the average market price are excluded from the calculation of diluted earnings per share because their effect would be anti-dilutive. In fiscal 2011, 2010 and 2009, we excluded 27,000, 88,000 and 152,000 out-of-the-money stock options, respectively, from the diluted earnings per share calculation.

The reconciliation of the numerators and denominators of the basic and diluted earnings per share calculations are presented below:

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income	$19,038,000	$8,520,000	$6,759,000
Denominator:
Weighted average shares outstanding	10,654,000	10,495,000	8,613,000
Effect of dilutive securities
Common stock options	417,000	350,000	308,000
Denominator for diluted calculation	11,071,000	10,845,000	8,921,000

Basic earnings per share	$1.79	$0.81	$0.78
Diluted earnings per share	$1.72	$0.79	$0.76

2. ACQUISITIONS
In the third quarter of 2011 we finalized our adjustments to the purchase price allocation of the October 2010 acquisition of Spryance, Inc. ("Heartland"). We identified three main adjustments:

1.
An uncertain tax position of approximately $6.8 million related to pre-acquisition tax returns filed by Heartland. In accordance with FASB ASC 740, we established a liability of $6.8 million for this uncertain tax position which increased goodwill by $6,984,000 and reduced the acquired deferred tax assets by $225,000. See Note 16 for further discussion.

2.	A $210,000 increase in goodwill and the tax contingent liability related to transfer-pricing with India.

3.
A $72,000 decrease in goodwill and a corresponding increase in the deferred tax asset related to completion of the limitation study of allowable net operating losses. See Note 16 for further discussion.

A reconciliation of the Heartland goodwill balance is as follows:

Balance December 31, 2010	$4,580,000
Purchase price allocation adjustments	7,122,000
Balance December 31, 2011	$11,702,000
The above measurement period adjustments, previously reported, were made retrospectively to the October 21, 2010 purchase date and are reflected retrospectively in the December 31, 2010 balance sheet as an increase of $7,122,000 to Goodwill, a decrease of $153,000 to the Deferred Tax Asset and an increase of $6,969,000 to the Uncertain Tax Position liability.
The final fair value of net identifiable liabilities acquired, updated for the retrospective adjustment are as follows:

Cash	$731,000
Accounts receivable	2,619,000
Fixed assets	621,000
Deferred tax asset	2,737,000
Other assets	1,571,000
Total identifiable assets	8,279,000
Accounts payable	307,000
Salaries and benefits payable	4,264,000
Uncertain tax position liability	9,746,000
Other liabilities	505,000
Total identifiable liabilities	14,822,000
Net identifiable liabilities	$(6,543,000)

The final purchase price allocation, including the retrospective adjustment is as follows:

Net identifiable liabilities	$(6,543,000)
Customer list	1,900,000
Covenant not to compete	190,000
Goodwill	11,702,000
Deferred tax liability	(757,000)
Total purchase price	$6,492,000

On April 29, 2011, we entered into an Agreement and Plan of Merger with DTS America, Inc. ("DTS") and certain principal stockholders and acquired DTS America, Inc. through a merger of DTS Acquisition Corporation (a wholly-owned subsidiary of Transcend Services, Inc.) into DTS America, Inc. The aggregate consideration was $9,500,000, consisting of cash at closing of $8,900,000, $200,000 payable six months after receipt of financial statements and $400,000 payable one year after closing. As of December 31, 2011, none of the remaining $600,000 has been paid and is included in Other Accrued Liabilities on the Balance Sheet. We will pay $200,000 for the receipt of financial statements in the first quarter of 2012. There is no earn-out provision in the purchase agreement and no debt was assumed.
Founded in 1995, DTS was a medical transcription company that served approximately 30 hospitals plus a number of clinics and surgery centers in 13 states and generated approximately $12 million of annual revenue at the date of acquisition. We purchased DTS to capitalize on the potential for the acquired business to grow and leverage our fixed overhead costs across a larger revenue base.
We allocated the purchase price between goodwill, customer relationships and related deferred tax liability, covenant not to compete and net identifiable assets. We have included the results of DTS operations in our financial statements from the April 30, 2011 forward.
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
Goodwill of $3.2 million was recorded for the DTS acquisition. This consisted primarily of the synergies and economies of scale expected from combining the operations of Transcend and DTS and the value of the DTS assembled workforce. We have initially allocated the purchase price between goodwill, customer relationships and related deferred tax liability, covenant not to compete and net identifiable assets. Since this transaction was a stock purchase, goodwill and intangibles will not be deductible for income tax purposes. As permitted, we expect to finalize the purchase price allocation within one year of the purchase date. We do not expect any changes to the purchase price allocation to materially increase or decrease amortization expenses, but there could be an impact on the allocation between goodwill and the deferred tax asset as we have not completed the limitation study of allowable net operating losses.

As of December 31, 2011, the purchase price was allocated as follows:

Net identifiable assets	$4,359,000
Customer relationships	3,000,000
Covenant not to compete	70,000
Goodwill	3,205,000
Deferred tax liability	(1,134,000)
Total purchase price	$9,500,000
Intangible assets, except for goodwill, are amortized over their useful lives. The customer list is being amortized over ten years and the covenant not to compete over five years.
DTS revenue subsequent to the acquisition date of $6,380,000 is included in our Consolidated Statement of Operations for the year ended December 31, 2011. Since we have fully integrated the DTS operations, it is impossible to segregate net income related to the DTS operations for the year ended December 31, 2011.
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
Initially, goodwill of $7.9 million was recorded for the Salar acquisition. This consisted primarily of the value of the Salar workforce. We have initially allocated the purchase price between goodwill, customer relationships and related deferred tax liability, covenant not to compete, technology, trademarks and net identifiable assets. After completion of Salar's final tax return, an adjustment of $327,000 was made to goodwill to reflect an additional deferred tax liability. Since this transaction was a stock purchase, goodwill and intangibles will not be deductible for income tax purposes. As permitted, we expect to finalize the purchase price allocation within one year of the purchase date. We do not expect any changes to the purchase price allocation to materially increase or decrease amortization expenses, but there could be an impact on the allocation between goodwill and other intangible assets.

As of December 31, 2011, the purchase price was allocated as follows:

Net identifiable assets	$976,000
Customer relationships	1,800,000
Covenant not to compete	190,000
Technology	1,340,000
Trademarks	80,000
Goodwill	8,249,000
Deferred tax liability	(1,635,000)
Total purchase price	$11,000,000
Intangible assets, except for goodwill, are amortized over their useful lives. The customer list is being amortized over eight years, the covenant not to compete over four years, the technology over five years and the trademarks over two years.
Salar revenue and net income subsequent to the acquisition date of $1,128,000 and $83,000 respectively, are included in our Consolidated Statement of Operations for the year ended December 31, 2011. The net income excludes $183,000 of our transaction costs incurred.
Unaudited pro forma revenue and net income of the combined entity had the DTS and Salar acquisitions been completed on January 1, 2010 are as follows:

	SUPPLEMENTAL PRO FORMA INFORMATION
	Year Ended December 31,
	2011	2010
Revenue	$132,600,000	$111,890,000
Net Income	$19,460,000	$8,410,000

Adjustments have been made to move transaction costs to January 1, 2010 and to recognize the amortization of intangible assets and the related income tax impact in the periods presented. The pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisitions been made as of January 1, 2010.

3.	MAJOR CUSTOMERS
In September 2009, we announced that we had entered into a five-year single-source contract to provide medical transcription services to hospitals that are members of Health Management Associates, Inc., or HMA, effective October 1, 2009. Prior to signing this agreement, we had individual contracts with approximately 45 of HMA's hospitals. The agreement expanded our existing relationship with HMA to include the HMA hospitals which were using other transcription service providers. As of January 2011, we had transitioned all of the existing HMA hospitals to Transcend. In addition, pursuant to the terms of the agreement, any future hospitals acquired or managed by HMA will transition to us as soon as practicable.
Revenue attributable to this agreement with HMA comprised 13.9%, 17.0% and 16.9% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in percentage in 2011 from 2010 and 2009 is due primarily to the additional revenue from the businesses acquired by Transcend in 2010 and 2011.
Our top 10 customers (individual hospitals) accounted for approximately 14.2% of our 2011 transcription revenue compared to 16.5% in 2010 and 16.0% in 2009. These customers averaged $1.8 million of revenue each in 2011 compared to $1.5 million in 2010 and $1.4 million in 2009. Our average annual revenue per customer was approximately $326,000 in 2011 and $344,000 in 2010 and $349,000 in 2009.

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

Description	December 31, 2011	December 31, 2010
Available-for-sale
Fixed rate bank deposits in India	$1,684,000	$848,000
U.S. Treasury Securities	—	19,606,000
Total short-term investments	$1,684,000	$20,454,000

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

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
Goodwill and Other Intangible Assets (Rounded to the nearest thousand)

		December 31, 2011			December 31, 2010
	Useful Life in Years	Gross Assets	Accumulated Amortization	Net Assets	Gross Assets	Accumulated Amortization	Net Assets
Goodwill		$46,822,000	$—	$46,822,000	$35,368,000	$—	$35,368,000
Amortized intangible assets:
Covenants not to compete	4 - 5	478,000	164,000	314,000	218,000	101,000	117,000
Trademarks	2	80,000	17,000	63,000	—	—	—
Technology	2 - 5	1,530,000	225,000	1,305,000	190,000	19,000	171,000
Customer relationships	5-10	13,181,000	2,765,000	10,416,000	8,381,000	1,614,000	6,767,000
Total goodwill and intangible assets		$62,091,000	$3,171,000	$58,920,000	$44,157,000	$1,734,000	$42,423,000

Amortization expense totaled $1,437,000, $720,000, and $484,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense for the next five fiscal years is as follows:

Fiscal Year	Amount
2012	$1,847,000
2013	$1,750,000
2014	$1,712,000
2015	$1,674,000
2016	$1,527,000

6.	FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands financial statement disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Topic requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data
Level 3: Unobservable inputs that are not corroborated by market data

In accordance with FASB ASC Topic 825, Financial Instruments, the carrying value of short-term debt, which totaled $0 as of December 31, 2011 and $67,000 at December 31, 2010, was estimated to approximate its fair value. The fair value of debt is estimated based on approximate market interest rates for similar issues. Our other financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value due to the short-term nature of those assets and liabilities.

Investments are classified as available-for-sale and valued using Level 1 inputs (quoted prices in active markets) and carrying value approximates fair value.

The following table summarizes the carrying amounts and fair values of short-term investments at December 31, 2011:

Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
Fixed rate bank deposits in India	$1,684,000	$1,684,000	$—	$—
Total short-term investments	$1,684,000	$1,684,000	$—	$—

The following table summarizes the carrying amounts and fair values of short-term investments at December 31, 2010:

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available-for-sale
Fixed rate bank deposits in India	$848,000	$848,000	$—	$—
U.S. Treasury Securities	19,606,000	19,606,000	—	—
Total short-term investments	$20,454,000	$20,454,000	$—	$—

7.	BORROWING ARRANGEMENTS

Credit Facility

On August 31, 2009, Transcend and MDSI entered into a loan and security agreement with Regions Bank. Transcend and MDSI are both “borrowers” under the loan and security agreement, which replaced our previous credit facility. The loan and security agreement includes a one-time, four-year term loan of $7.0 million for the costs and expenses of, and, to the extent necessary, a portion of the purchase price for MDSI. The loan and security agreement also provides for up to $5.0 million in a revolving loan commitment based on eligible accounts receivable. We may use proceeds of the revolving loan only for working capital, general corporate purposes, and for specified acquisitions. We used $4.0 million of the proceeds from the follow-on offering of our common stock completed in the fourth quarter of 2009 to pay down the term loan. The original revolving loan commitment expired in August, 2010 and has been renewed annually since then, with the current expiration in August 2012. When it was renewed in August, 2011, the revolving loan commitment was increased to $10.0 million. Borrowings bear interest at a rate based on the current LIBOR (3.40 % as of December 31, 2011), and are secured by substantially all of our assets. The outstanding balance on the term loan of $67,000 was paid off in June, 2011 and the balance at December 31, 2011 was $0. The balance on the revolver was $0 as of December 31, 2011 and December 31, 2010. We utilized the revolving loan infrequently and for no more than one day in duration of each loan during the year ended December 31, 2011.

The loan and security agreement contains representations and warranties, as well as affirmative, reporting and negative covenants customary for financings of this type. Among other things, the loan and security agreement restricts us from incurring certain additional debt, prohibits us from creating, permitting or allowing certain liens on our property, restricts the payment of dividends, distributions and other specified equity related transactions, and prohibits certain borrowings and specified transactions with affiliates. The loan and security agreement also requires the maintenance of a specified minimum fixed charge coverage ratio, tangible net worth, and cash flow leverage, as defined in the agreement. As of December 31, 2011, we were in compliance with all covenants of the agreement.

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

8. ACCRUED COMPENSATION AND BENEFITS
Accrued compensation and benefits consisted of the following at December 31, 2011 and 2010:

	2011	2010
Accrued compensation	$2,702,000	$2,905,000
Accrued payroll taxes	685,000	654,000
Other accrued compensation and benefits	167,000	107,000
Total accrued compensation and benefits	$3,554,000	$3,666,000

9. OTHER ACCRUED LIABILITIES
Other accrued liabilities consisted of the following at December 31, 2011 and 2010:

	2011	2010
Vendor expense	$1,754,000	$1,233,000
Payable to DTS	600,000	—
Deferred revenue	456,000
Employee medical insurance claims incurred but not paid	492,000	735,000
Legal expense	1,179,000	67,000
Other accrued expenses	439,000	145,000
Total accrued expenses	$4,920,000	$2,180,000

10. OTHER LONG-TERM LIABILITIES
Other long-term liabilities consisted of the following at December 31, 2011 and 2010:

	2011	2010
Uncertain tax position	$2,084,000	$9,616,000
Long-term employee benefits	273,000	500,000
Deferred rent	108,000	148,000
Total other long-term liabilities	$2,465,000	$10,264,000

11. COMMITMENTS AND CONTINGENCIES
Lease Commitments
During 2011, we entered into or acquired lease commitments totaling $313,000. During 2010, we entered into or acquired lease commitments totaling $2,169,000 for additional operating lease space.
Future minimum annual rental obligations under non-cancelable operating leases with initial terms of at least one year as of December 31, 2011 are as follows:

Fiscal Year Ended	Amount
2012	$1,195,000
2013	669,000
2014	640,000
2015	119,000
2016	—
Thereafter	—
$2,623,000
Rental expense was $1,009,000, $956,000, and $1,167,000 for the years ended December 31, 2011, 2010, and 2009 respectively.
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
On June 10, 2005, we entered into a master equipment lease agreement with Farnam Street Financial, Inc. (“Farnam Street”). On April 22, 2009, we filed a complaint in the United States District Court for the District of Minnesota against Farnam Street, alleging breach of contract, fraud and violation of the Deceptive Trade Practices Act, among other things. Farnam Street answered the complaint and filed a counter-claim against us, alleging breach of contract, among other things. The dispute centered on lease renewal, lease termination and lease buy-out provisions. On May 12, 2010, we finalized a settlement with Farnam Street and paid $720,000 to buy out the equipment leases. The settlement amount was allocated as $540,000 against amounts previously expensed and $180,000 was set up as a fixed asset with a useful life of one year.
On May 6, 2010, TRS, which we acquired in May 2009, filed a civil action against us in the United States District Court for the Middle District of North Carolina. The dispute centers around the contingent consideration payable under the TRS asset purchase agreement. The TRS asset purchase agreement provided for a contingent consideration payment of up to $3.0 million based on TRS fourth quarter 2009 revenue and TRS December 31, 2009 backlog. We calculated a fourth quarter 2009 revenue contingent consideration payment of $1,123,000, which was paid in February 2010. On February 26, 2010, we received notice that TRS disputed our calculation and claimed an additional payment of $1,877,000. We responded on March 10, 2010, stating that TRS’s objections were without merit and asking that the dispute be postponed pending delivery of the backlog contingent payment calculation. TRS agreed to the postponement. On March 30, 2010, we delivered the backlog contingent payment calculation to TRS showing an amount payable of $0. TRS objected to our backlog contingent payment calculation. TRS generally alleges that we frustrated their ability to maximize the contingent payment. TRS seeks compensatory damages of approximately $1,877,000, unspecified damages, attorneys’ fees, interest and costs. The Court has directed that a portion of the dispute be submitted to binding arbitration, which has not yet commenced. The lawsuit is in the early procedural stages and the ultimate outcome cannot be determined at this time. We have evaluated this claim and the civil action and believe that no additional payments are due under the calculations outlined in the asset purchase agreement.
12. RETIREMENT PLAN
We maintain a 401(k) retirement plan that covers all eligible US employees. Employees are eligible to contribute amounts to the plan subject to certain minimum and maximum limitations. We match employee contributions on a discretionary basis as determined by the Board of Directors. We made $350,000, $235,000 and $171,000 of matching cash contributions in 2011, 2010 and 2009, respectively. Going forward, we intend to continue matching 50% of the first 4% of employee’s compensation contributed to the plan, subject to our financial performance.
Eligible employees of our Indian subsidiaries are covered by the Provident Fund (the “Plan”) and the Payment of Gratuity Act (the “Act”). Both the Plan and the Act are unfunded plans. Contributions to the Plan are based on a fixed percentage of eligible employees’ salaries. During the year ended December 31, 2011 we made contributions of $181,000 to cover the estimated benefits provided during the current year which are administered by the Indian government. The Act provides for certain benefits to be paid to eligible employees upon termination of employment. As of December 31, 2011 and 2010 we had an accrued benefit obligation relating to the Act of $214,000 and $447,000, respectively. During the year ended December 31, 2011 and 2010 we made Act payments of $191,000 and $21,000, respectively.
13. STOCKHOLDERS’ EQUITY
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
Subject to the rights of any holder of shares of the our preferred stock, each holder of common stock is entitled to one vote per share for the election of directors as well as other matters, to dividends as and when declared by the Board of Directors, and, upon liquidation, to share in net assets prorata in accordance with his holdings. Our common stock has no preemptive, redemption, conversion or subscription rights, and all outstanding shares of company common stock are fully paid and non-assessable. The Board of Directors has the power, without further action by the holders of shares of company common stock, to divide any and all shares of company preferred stock into series and to fix and determine the relative rights and preferences of company preferred stock, such as the designation of the series and the number of shares constituting such series, voting rights, dividend rights, redemption and sinking fund provisions, liquidating and dissolution preferences, conversion or exchange rights, if any. Issuances of preferred stock by the Board of Directors may result in such shares having senior dividend and/or liquidation preferences to the holders of shares of company common stock and may dilute the voting rights of such holders.
We had 10,689,598 and 10,565,932 shares of common stock and no shares of preferred stock outstanding as of December 31, 2011 and 2010, respectively.
14. TRANSACTIONS WITH RELATED PARTIES

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

15. STOCK BASED COMPENSATION

General

We have six stockholder-approved stock incentive plans (“Plans”), for our key employees, directors and key consultants. The Plans provide for the grant of incentive stock options, nonqualified stock options, restricted stock awards, and, in the case of the plans approved by the shareholders on May 10, 2007 and May 19, 2009, restricted stock units and stock appreciation rights. We intend to grant new awards under only the 2009 Stock Incentive Plan (“2009 Plan”). The 2009 Plan was amended on June 1, 2011 to increase the number of shares available for grant by 500,000 and to require shareholder approval to reprice awards under the 2009 Plan. No such repricing has ever been done nor is it anticipated to be done in the future. The options are granted at fair market value, as defined in the option agreement, on the date of grant. There were 673,096 shares available for issuance at December 31, 2011.

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

As of December 31, 2011, the total number of options issued and outstanding, the weighted average exercise price and number of options available for future issuance under approved equity compensation plans was as follows:

Number of securities to be issued upon exercise	753,931
Weighted average exercise price	$8.49
Number of options available for future issuance	673,096
The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions or range of assumptions noted in the following table. The weighted average grant date fair value of options granted was $13.39 in 2011, $7.87 in 2010 and $4.76 in 2009. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The dividend yield is the calculated yield on our stock at the time of grant. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived by analyzing historic exercise behavior along with currently outstanding options. The maximum contractual term of the options is ten years. Expected volatilities are based on the historic volatility of our common stock. The expected forfeiture rates are based on historical forfeiture rates. In 2010, we began segregating option holders into groups such as Board of Directors, Executive Officers, Management and Other. This enabled us to calculate expected term and forfeiture rate based on the actual experiences within each group. The assumptions used for all options granted in 2011, 2010 and 2009 are as follows:

	2011	2010	2009
Risk-free interest rate	1.06% to 2.37%	0.46% to 2.09%	1.85% to 2.06%
Expected dividend yield	0%	0%	0%
Expected term	5.52 to 5.66 years	1.53 to 5.7 years	2.00 to 4.00 years
Expected volatility	57.86% to 58.23%	44.89% to 64.58%	90.39% to 115.2%
Expected forfeiture rate	19.15%	0% to 20.64%	50%
Exercise price of options issued	$21.98 to $26.09	$13.03 to $20.72	$13.04 to $16.34

Transactions involving our stock options for the years ended December 31, 2009, 2010 and 2011 were as follows:

	Number of Shares Subject to Stock Options	Share Price Range	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value*
Outstanding at December 31, 2008	912,267	$0.74 to $19.96	$6.90	7.7 years	$2,817,000
Granted	62,500	$13.04 to $16.34	$14.76
Forfeited	(19,000)	$3.40 to $16.34	$12.98
Exercised	(92,250)	$0.74 to $16.69	$3.07		$1,114,000
Outstanding at December 31, 2009	863,517	$1.34 to $19.96	$7.75	7.0 years	$11,761,000
Granted	152,500	$13.03 to $20.72	$16.24
Forfeited	(52,500)	$3.40 to $20.72	$12.90
Exercised	(90,750)	$2.00 to $16.34	$7.56		$894,000
Outstanding at December 31, 2010	872,767	$2.00 to $20.72	$8.91	6.6 years	$9,321,000
Granted	29,500	$21.98 to 26.09	$25.28
Forfeited	(69,500)	$9.93 to 26.09	$18.77
Exercised	(78,836)	$2.44 to $19.02	$10.39		$1,052,000
Outstanding at December 31, 2011	753,931	$2.00 to 26.09	$8.49	5.4 years	$11,490,000
Exercisable at December 31, 2011	612,885	$2.00 to $19.96	$7.04	4.9 years	$10,229,000
*The aggregate intrinsic value is based on a closing stock price of $23.73 as of December 30, 2011.

The following table sets forth the exercise price range, number of shares, weighted average exercise price, and remaining contractual lives by groups of similar prices and grant dates as of December 31, 2011.

	2011
	Outstanding Options			Options Exercisable
Actual Range of Exercise Price	Outstanding at December 31,	Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31,	Weighted Average Exercise Price
$2.00 – $3.40	256,142	4.3 years	$2.99	256,142	$2.99
$3.41 – $10.00	181,375	3.8 years	$6.58	162,250	$6.18
$10.01 – $13.04	187,539	6.9 years	$11.84	139,618	$11.76
$13.05 – $20.00	115,375	7.8 years	$16.37	54,875	$16.51
$20.01 – $26.09	13,500	9.4 years	$24.72	—	$—
	753,931	5.4 years	$8.49	612,885	$7.04

In 2011, we issued 30,580 shares of restricted stock to certain participants under the 2009 Plan. Our directors were issued 9,580 of these shares which vest over three years. The remaining 21,000 shares were issued to employees, of which 15,000 shares are performance based vesting in 25% increments March 2012 through 2015 and 6,000 shares are time based and vest over four years. We use the average of the grant date high and low stock price along with expected forfeiture rates of 0% to 29.28% to calculate fair value of restricted stock awards issued. During the first quarter of 2011, 18,000 shares of performance based restricted stock were forfeited due to the failure to meet 2010 performance measures required for the vesting of these shares. The total fair value of shares vested during 2011, 2010 and 2009 was $0, $355,395 and $19,460, respectively. Transactions involving our restricted stock for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock outstanding at December 31, 2008	—	$—
Granted	89,000	$16.34
Forfeited	(500)	$13.04
Vested	(1,500)	$13.04
Non-vested restricted stock outstanding at December 31, 2009	87,000	$16.34
Granted	45,500	$16.14
Forfeited	(11,250)	$16.34
Vested	(21,750)	$16.34
Non-vested restricted stock outstanding at December 31, 2010	99,500	$16.25
Granted	30,580	$25.41
Forfeited	(22,000)	$18.11
Vested	—	$—
Non-vested restricted stock outstanding at December 31, 2011	108,080	$18.46

We recognized stock-based compensation expense under FASB ASC Topic 718 – Compensation-Stock Compensation of approximately $1,262,000, $1,394,000 and $604,000 for the years ended December 31, 2011, 2010 and 2009, respectively. These totals include the adjustment to stock-based compensation expense in the first quarter of 2010 discussed above. As of December 31, 2011, we had approximately $1,500,000 of future equity-based compensation expense which we expect to record in our statements of operations through 2015. The total fair value at grant date of awards which vested during 2011, 2010 and 2009 was $649,000, $777,000 and $720,000, respectively.

16. INCOME TAXES

We determine our periodic income tax provision based upon the current period taxable income and our annual estimated tax rate adjusted for any change to prior period estimates. The estimated tax rate is revised, if necessary, as of the end of each successive interim period during the fiscal year to our current annual estimated tax rate.

Since our October 21, 2010 acquisition of Heartland, we have been conducting business operations in India. The Indian operations are conducted through both flow-through entities and foreign controlled corporations. We have included the Indian results from operations conducted through the flow-through entities in our U.S. current and deferred income tax provision calculation. We have undistributed foreign earnings in the foreign corporations, which we intend to permanently reinvest overseas. We also intend to reinvest future foreign earnings overseas. Therefore, no U.S. corporate income taxes have been provided on undistributed foreign earnings of the foreign corporations.
Current provisions for state income taxes of $398,000, $516,000 and $441,000 were recorded in 2011, 2010 and 2009, respectively, for states in which we pay alternative minimum tax or no net operating loss carryforwards were available. Income tax expense (benefit) was as follows:

	2011	2010	2009
Current:
Federal	4,662,000	4,758,000	2,985,000
State	398,000	516,000	441,000
Foreign	604,000	133,000	—
Settlement of uncertain tax position	(6,759,000)	—	—
Total current	(1,095,000)	5,407,000	3,426,000

Deferred:
Federal	1,868,000	310,000	636,000
State	347,000	83,000	(18,000)
Settlement of uncertain tax position	(153,000)	—	—
Foreign	(14,000)	22,000	—
Valuation allowance	—	—	(7,000)
Total deferred	2,048,000	415,000	611,000
Income tax expense	$953,000	$5,822,000	$4,037,000
A reconciliation between the amount determined by applying the federal statutory rate to income before income taxes and income tax expense (benefit) is as follows:

	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax expense at federal statutory rate	$6,997,000	35.0%	$4,881,000	34.0%	$3,671,000	34.0%
State and local tax expense , net of federal benefit	607,000	3.1%	424,000	3.0%	262,000	2.4%
Stock-based compensation and other permanent items	76,000	0.4%	209,000	1.5%	120,000	1.1%
Decrease in valuation allowance	(72,000)	(0.4)%	—		(7,000)	**
Non-deductible transaction costs	124,000	0.6%	94,000	0.7%	—
Income from foreign entities	—		68,000	0.5%	—
Tax effect of foreign operations	252,000	1.3%	—		—
Settlement of uncertain tax position	(6,912,000)	(34.6)%	—		—
Other	(119,000)	(0.6)%	146,000	0.9%	(9,000)	**
Income tax expense / effective tax rate	$953,000	4.8%	$5,822,000	40.6%	$4,037,000	37.4%
** Less than 0.1%
At December 31, 2011 we had a net deferred tax liability of $297,000 as compared to a net deferred tax asset of $799,000. The December 31, 2010 balances have been adjusted to reflect the following retroactive adjustments related to the

2010 purchase of Heartland, a $153,000 decrease to the deferred tax asset, and a $2,900.000 increase to the deferred tax assets and a corresponding $2,900,000 increase to the valuation allowance. The components of the net deferred tax assets as of December 31, 2011 and 2010 were as follows:

		2011			2010
	Current	Long-Term	Total	Current	Long-Term	Total
Deferred tax assets:
Net operating loss carry forward		5,931,000	5,931,000	113,000	2,325,000	2,438,000
Allowance for bad debts	65,000		65,000	45,000		45,000
Share based compensation		792,000	792,000		238,000	238,000
Compensation accruals	60,000		60,000	149,000		149,000
Foreign tax credits		2,900,000	2,900,000		2,900,000	2,900,000
Foreign tax asset		264,000	264,000		327,000	327,000
Intangibles		311,000	311,000
Deferred rent	57,000	—	57,000		57,000	57,000
Other	38,000	197,000	235,000	22,000	55,000	77,000
Total	220,000	10,395,000	10,615,000	329,000	5,902,000	6,231,000
Deferred tax liabilities:
Intangible assets		(4,064,000)	(4,064,000)		(1,913,000)	(1,913,000)
Capitalized software		(2,656,000)	(2,656,000)
Fixed assets		(562,000)	(562,000)		(252,000)	(252,000)
Cash to accrual		(235,000)	(235,000)
Prepaid expenses	(237,000)		(237,000)
Other		(20,000)	(20,000)		(57,000)	(57,000)
Total	(237,000)	(7,537,000)	(7,774,000)		(2,222,000)	(2,222,000)
Total deferred tax asset (liability), net	(17,000)	2,858,000	2,841,000	329,000	3,680,000	4,009,000
Valuation allowance	—	(3,138,000)	(3,138,000)		(3,210,000)	(3,210,000)
Net deferred tax asset (liability)	$(17,000)	(280,000)	(297,000)	329,000	470,000	799,000

A valuation allowance is required to be recorded against deferred tax assets if, based on the available evidence, it is more likely than not that such assets will not be realized. When assessing the need for a valuation allowance, appropriate consideration should be given to all positive and negative evidence related to the realization of the deferred tax assets. This evidence includes, among other things, the existence of current and cumulative losses, forecasts of future profitability, the length of statutory carry-forward periods, our experience with loss carry-forwards expiring unused, and available tax planning strategies. At December 31, 2011 and December 31, 2010, we have recorded a valuation allowance of $3,138,000 and $3,210,000 related to expected future utilization of state net operating loss carry-forwards and foreign tax credits resulting from recent acquisitions. The conclusion to record the valuation allowance is based on the inability to predict, with any degree of certainty, whether we will generate income in the corresponding jurisdictions necessary to utilize these tax attributes.

With the 2010 acquisition of Heartland and the 2011 acquisition of DTS, we acquired net operating loss carry-forwards of approximately $17.3 million for Heartland and $23.4 million for DTS, which relate to losses incurred prior to their acquisition by Transcend. These net operating loss carry-forwards will begin to expire in 2023. As a result of the acquisitions, future utilization of these net operating loss carry-forwards is subject to the provisions of Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the preliminary Section 382 analysis we expect $10.2 million and $14.1 million, for Heartland and DTS respectively, to expire unused. We have not established a deferred tax asset for those net operating loss carry-forwards which are expected to expire unused. Based on historical earnings and expected future taxable income, we have established a deferred tax asset in the amount of $2.4 million for Heartland and $3.5 million for DTS, representing the tax benefits related to the available net operating loss carry-forwards. We believe all of the net operating loss carry-forwards recorded as a deferred tax asset will be fully utilized before expiration, thus no valuation allowance has been recorded with respect to these federal operating loss carry-forwards. During the third quarter, 2011, we finalized the Section 382 analysis for the Heartland acquisition and have recorded an increase of $72,000 to goodwill. We plan to complete the same analysis for the DTS net operating loss carry-forward by the second quarter of 2012. In 2011, 2010 and 2009, we utilized net operating losses of $738,000, $657,000 and $5,163,000, respectively.
With limited exception, we are no longer subject to examination by the U.S. federal or state tax authorities for years prior to 2007. We are currently under examination by the Indian tax authorities for the 2003 through 2011 tax years and by the Internal Revenue Service for 2009. We have accrued for potential additional tax liabilities associated with these examinations and do not believe the ultimate resolution will have a material impact on our operations.
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

The initial evaluation of uncertain tax positions resulting from the 2010 acquisition of Heartland was related to intercompany transfer pricing, a liability was established at acquisition and had a balance of $4,681,000 at December 31, 2010, adjusted for a retrospective adjustment of $141,000 and an interest allocation adjustment of $(504,000). In 2011, we received a final transfer pricing decision for three tax periods for a total adjustment of $(471,000) that was deducted from the liability and run through current tax expense. We have been adding to the liability for additional taxes on current operations. At December 31, 2011, the tax liability balance is $3,487,000. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance December 31, 2009	$—
Additions based on tax positions related to the current year	89,000
Increase due to business combination (1)	4,269,000
Reductions for tax positions of prior years	—
Balance December 31, 2010 (2)	4,358,000
Additions based on tax positions related to the current year	314,000
Settlement of prior years	(471,000)
Reductions for tax positions of prior years	—
Impact of rate change	(675,000)
Balance December 31, 2011 (3)	$3,526,000
(1) Reflects retrospective adjustment of $141,000 and reallocation of interest of $(504,000) and the reclassification of the liability related to the MDSI acquisitions of $40,000
(2) This amount is offset on the balance sheet by advance tax payments of $2,928,000
(3) This amount is offset on the balance sheet by advance tax payments of $3,027,000

We recognize additional accrued interest and penalties related to gross unrecognized tax benefits in income tax expense. As of December 31, 2011 and 2010, accrued interest and penalties related to unrecognized tax benefits was $1,485,000 and $1,491,000 (adjusted $504,000 for interest reallocation of the total liability), respectively. As of December 31, 2011, we do not expect the unrecognized tax benefits to change significantly over the next 12 months.

During the second quarter of 2011, we identified an uncertain tax position pursuant to ASC 740 that resulted in recording a liability of approximately $5,300,000. Further analysis was done in the third quarter, and the liability was adjusted to $6,759,000. This uncertain tax position related to prior tax returns filed by Heartland prior to the 2010 acquisition with respect to the deduction of certain dual consolidated losses generated from Heartland's India operations. We filed for administrative relief from the Internal Revenue Service in August and were granted the relief in November. Since the relief came outside of the one year period from the October 2011 purchase date of Heartland, the reduction of the uncertain tax position was taken to current tax expense.

As of December 31, 2011 and December 31, 2010, the total amount of unrecognized tax benefits was $3,526,000 and $4,358,000, respectively, all of which would affect the effective tax rate if recognized.

Our effective income tax rate, excluding the tax benefit related to the settlement of uncertain tax positions recognized in 2011, was approximately 39.3% and 40.6% for the years ended December 31, 2011 and 2010, respectively.

17. SEGMENT INFORMATION
We operated within one reportable segment for all periods presented. Although we now have operations in India, all revenue and long-lived assets occur in the United States.

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenue	$29,298,000	$30,662,000	$32,202,000	$32,895,000
Gross profit	$12,164,000	$12,313,000	$12,455,000	$12,733,000
Operating income	$6,285,000	$5,934,000	$5,436,000	$2,881,000
Net income	$3,761,000	$3,624,000	$3,347,000	$8,306,000
Basic net earnings per share	$0.35	$0.34	$0.31	$0.78
Diluted net earnings per share	$0.34	$0.33	$0.30	$0.75

2010
Revenue	$22,206,000	$22,209,000	$22,916,000	$26,976,000
Gross profit	$7,480,000	$8,031,000	$8,671,000	$10,445,000
Operating income	$2,444,000	$2,692,000	$4,270,000	$5,063,000
Net income	$1,479,000	$1,568,000	$2,615,000	$2,858,000
Basic net earnings per share	$0.14	$0.15	$0.25	$0.27
Diluted net earnings per share	$0.14	$0.15	$0.24	$0.26
19. SUBSEQUENT EVENT
In accordance with FASB ASC Topic 855, Subsequent Events, we evaluated all events or transactions that occurred after December 31, 2011 up through the date these financial statements were issued. During this period, a material recognizable subsequent event occurred. On March 6, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Nuance Communications, Inc., a Delaware corporation (“Parent”), and Townsend Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Parent has agreed to cause Purchaser to commence a tender offer (the “Offer”) to acquire all of our outstanding shares of common stock, par value $0.05 per share, (the “Shares”), at a price of $29.50 per Share (the “Offer Price”), net to the holder thereof in cash, without interest.
The Merger Agreement provides that the Offer will commence as promptly as practicable (but in no event more than ten business days after the date of the Merger Agreement), and will remain open for at least 20 business days (including the day on which the Offer is commenced). Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent. Upon completion of the Merger, each Share outstanding immediately prior to the effective time of the Merger (excluding those Shares that are held by Parent, Purchaser and the Company or any of their respective subsidiaries, and those Shares held by stockholders who have properly and validly exercised their statutory rights of appraisal in accordance with the Delaware General Corporation Law) will be canceled and extinguished and automatically converted into the right to receive the Offer Price in cash (without interest). If Purchaser holds 90% or more of the outstanding Shares immediately prior to the Merger, it may effect the Merger as a short-form merger pursuant to the Delaware General Corporation Law. Otherwise, the Company may hold a special stockholders’ meeting to obtain stockholder approval of the Merger.
Subject to the terms and conditions of the Merger Agreement, the Company has granted Purchaser an irrevocable option (the “Top-Up Option”) to purchase at a price per share equal to the Offer Price the number of Shares (the “Top-Up Shares”) equal to the lowest number of Shares that, when added to the number of Shares owned by Parent and its subsidiaries (including Purchaser) at the time of such exercise, constitutes one Share more than 90% of the Shares then outstanding (the “Short Form Threshold”) (after giving effect to the issuance of the Top-Up Shares). The Top-Up Option is not exercisable unless, immediately after such exercise and the related issuance of the Top-Up Shares, the Short Form Threshold would be reached (assuming issuance of the Top-Up Shares), and the Top-Up Option shall in no event be exercisable for a number of Shares in excess of the Company’s total authorized and unissued Shares.

Completion of the Offer is subject to a number of conditions, including, among other things (i) that there shall have been validly tendered and not withdrawn prior to the expiration of the Offer, a number of Shares that, together with Shares then owned by Parent or any of its subsidiaries (including Purchaser), represents at least a majority of the sum of (x) all then outstanding Shares, plus (y) all Shares issuable upon the exercise of all of our then outstanding options, plus (z) all Shares issuable upon the exercise, conversion or exchange of any of our then outstanding securities (other than the then outstanding options); and (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.
The Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. The Company has also agreed not to solicit or initiate discussions with third parties regarding other proposals to acquire the Company and it has agreed to certain restrictions on its ability to respond to such proposals, subject to the fulfillment of certain fiduciary requirements of the Company’s board of directors. The Merger Agreement also contains customary termination provisions for the Company and Parent including a requirement, upon termination of the Merger Agreement in certain specified circumstances, that either Company or Parent pay the other party a termination fee in the amount of $9,936,145.
August 10, 2011, Transcend Services, Inc. (the “Company”) entered into an Amended and Restated Clinical Documentation Solution Agreement (the “Agreement”) with Multimodal Technologies, Inc. (“M*Modal”). Under the Agreement, the Company licensed a speech recognition engine, natural language processor and various editing tools (the “M*Modal Technology”) from M*Modal. The Agreement had an initial term ending on December 31, 2012, followed by four one-year renewal terms through December 31, 2016, unless the Company elected not to renew for any such one-year renewal term. The Agreement also had certain termination provisions in connection with the execution of an agreement that could result in a change in control of the Company.

As previously reported, on March 6, 2012, the Company entered into an Agreement and Plan of Merger, dated March 6, 2012, with Nuance Communications, Inc. (“Nuance”) and Townsend Merger Corporation, a wholly owned subsidiary of Nuance, which could result in a change in control of the Company under the Agreement. In response, M*Modal has terminated the Agreement effective March 12, 2012. Under the Agreement, M*Modal is obligated to provide the M*Modal Technology to the Company for an 18-month transition period. The Company has made the required advance payment of $5,400,000 to M*Modal for such transition period.

The Company intends to integrate speech recognition technology from Nuance during the transition period.

Important Information about the Tender Offer

The tender offer described herein has not yet commenced, and this Report is neither an offer to purchase nor a solicitation of an offer to sell securities. At the time the tender offer is commenced, Nuance Communications, Inc. (“Nuance”) will cause its wholly owned subsidiary, Townsend Merger Corporation to file a tender offer statement on Schedule TO with the SEC and Transcend Services, Inc. will file a solicitation/recommendation statement on Schedule 14D-9 with the SEC with respect to the tender offer. Transcend Services, Inc. stockholders are strongly advised to read the tender offer statement (including an offer to purchase, letter of transmittal and related tender offer documents) and the related solicitation/recommendation statement on Schedule 14D-9, because they will contain important information. These documents will be available at no charge on the SEC's website at www.sec.gov. A copy of the tender offer statement and the solicitation/recommendation statement will be made available free of charge to all stockholders of Transcend Services, Inc. at www.transcendservices.com or by contacting Transcend Services, Inc. at One Glenlake Parkway, Suite 1325, Atlanta, Georgia 30328, Attn: Investor Relations, (678) 808-0600.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
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
No change in our internal control over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III

Item 10. Directors, Executive and Corporate Governance.
The information required by this Item will appear in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders under the captions “Proposal One – Election of Directors,” “Executive Officers,” “Section 16a Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics Policy,” and “Meetings of the Board of Directors and Committees of the Board,” and the information therein is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will appear in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “2011 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee,” and the information therein is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will appear in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders under the captions “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management,” and the information therein is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this Item will appear in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders under the captions “Certain Relationships and Related Transactions” and “Meetings of the Board of Directors and Committees of the Board,” and the information therein is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will appear in the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders under the caption “Audit Committee Disclosure,” and the information therein is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report for Transcend Services, Inc.:
1. Financial Statements
The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Reports of Independent Registered Public Accounting Firms listed below are included in Item 8.
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011 2010 and 2009
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
(b) Exhibits
The following exhibits are filed with or incorporated by reference into this report, as noted.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated December 20, 2008, by and among Transcend Services, Inc., DeVenture Global Partners, Inc. d/b/a DeVenture Health Partners and Michael Deville	8-K	000-18217	2.0	December 23, 2008
2.2	Asset Purchase Agreement, dated March 26, 2009, by and among Transcend Services, Inc., Transcription Relief Services, LLC and R. Harvey, Inc.	8-K	000-18217	2.0	March 27, 2009
2.3	Stock Purchase Agreement, dated August 25, 2009, by and between Transcend Services, Inc. and Dorothy K. Fitzgerald.	8-K	000-18217	2.0	August 28, 2009
2.4	Agreement and Plan of Merger by and among Spryance, Inc. the Principal Stockholders listed on the Signature Pages hereto, The Stockholders’ Representative, Transcend Services Inc. and Transcend Acquisition Corporation dated October 21, 2010.	8-K	000-18217	10.1	October 26, 2010
2.5	Agreement and Plan of Merger by and among DTS America, Inc., the Principal Stockholders, the Stockholders' Representative, Transcend Services, Inc. and DTS Acquisition Corporation dated April 29, 2011.	8-K	000-18217	2.1	May 5, 2011
2.6	Agreement and Plan of Merger by and among Salar, Inc., the Principal Stockholders, the Stockholder Representative, Transcend Services, Inc. and Salar Acquisition Corporation dated July 29, 2011	8-K	000-18217	2.1	August 3, 2011
3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003
3.2	Amendment to Certificate of Incorporation	8-K	000-18217	3.1	May 8, 2010
3.3	Amended and Restated Bylaws	8-K	000-18217	3.2	December 19, 2007
4.1	Stock Purchase Warrant granted to Premier Holding of Illinois, LLC dated October 27, 2004	10-K	000-18217	4.1	March 9, 2005
4.2	Promissory Note Payable dated January 31, 2005 for $3,500,000 in favor of Susan McGrogan	10-K	000-18217	4.3	March 9, 2005
4.3	Promissory Note dated as of March 1, 2005 between Transcend Services, Inc. and the Development Corporation of Abilene, Inc	10-Q	000-18217	4.1	July 28, 2005

4.4	Loan and Security Agreement dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.1	January 12, 2006
4.5	Acquisition Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.2	January 12, 2006
4.6	Revolving Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.3	January 12, 2006
4.7	Form of Indenture	S-3	333-162106	4.7	September 24, 2009
10.1*	1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.1	November 15, 1996
10.2*	Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.2	November 15, 1996
10.3*	2001 Stock Option Plan	10-K	000-18217	4.15	March 6, 2002
10.4*	2003 Stock Incentive Plan	10-Q	000-18217	4.3	July 29, 2004
10.5*	2004 Employee Stock Purchase Plan	10-Q	000-18217	4.4	July 29, 2004
10.6	Clinical Documentation Solution Agreement between Transcend Services, Inc. and MultiModal Technologies, Inc. effective September 28, 2004 (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24(b)(2) and accordingly, those portions have been omitted from this exhibit and filed separately with the Commission.)	10-K	000-18217	10.6	March 9, 2005
10.7*	2005 Stock Incentive Plan	10-Q	000-18217	10.1	July 28, 2005
10.8	Agreement for Financial Assistance dated March 1, 2005 between the Development Corporation of Abilene, Inc. and Transcend Services, Inc.	10-Q	000-18217	10.1	April 28, 2005
10.9	Option Agreement to Purchase Stock dated August 15, 2005 between Susan McGrogan and Transcend Services, Inc.	10-Q	000-18217	10.2	October 26, 2005
10.10	Transcend Services, Inc. Stock Purchase Warrant to Purchase Shares of Common Stock, $.05 Par Value.	8-K/A	000-18217	10.1	February 27, 2006
10.11	Amendment to Option Agreement to Purchase Stock between Susan McGrogan and Transcend Services, Inc. dated December 21, 2005.	10-K	000-18217	10.11	March 6, 2006
10.12*	2006 Executive Compensation Plan	10-K	000-18217	10.12	March 6, 2006
10.13	Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc. dated May 19, 2005.	10-K	000-18217	10.13	March 6, 2006
10.14	Lease Schedule No. 001R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated December 20, 2005.	10-K	000-18217	10.14	March 6, 2006
10.15	Lease Schedule No. 002R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated October 4, 2005.	10-K	000-18217	10.15	March 6, 2006
10.16	Lease Schedule No. 003R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated December 21, 2005.	10-K	000-18217	10.16	March 6, 2006
10.17	Promissory Note between Transcend Services. Inc. and Development Corporation of Abilene, Inc. dated December 1, 2008.	8-K	000-18217	99.1	January 2, 2009
10.18*	2007 Stock Incentive Plan	DEF14A	000-18217	A	April 12, 2007
10.19*	2009 Stock Incentive Plan	DEF14A	000-18217	A	April 6, 2009
10.20	Loan and Security Agreement, dated August 31, 2009, by and between Transcend Services, Inc., Medical Dictation Services, Inc. and Regions Bank	8-K	000-18217	10.1	September 3, 2009

10.21	Unsecured Promissory Note, dated August 31, 2009, issued by Transcend Services, Inc. to Dorothy K. Fitzgerald	8-K	000-18217	10.2	September 3, 2009
10.22	Registration Rights Agreement, dated August 31, 2009, between Transcend Services, Inc. and Dorothy K. Fitzgerald	8-K	000-18217	10.3	September 3, 2009
10.23	Transcription Services Agreement between Transcend Services, Inc. and Hospital Management Associates, Inc.	8-K	000-18217	10.1	September 17, 2009
10.24*	Form of Officer Restricted Stock Agreement (2010 Grants)	10-K	000-18217	10.25	March 3, 2010
10.25*	Form of Officer Restricted Stock Agreement (2009 Grants)	10-K	000-18217	10.26	March 3, 2010
10.26	Amendment to Loan and Security Agreement and Waiver, by and between Transcend Services, Inc., Medical Dictation Services, Inc. and Regions Bank, dated September 21, 2009	10-K	000-18217	10.27	March 3, 2010
10.27	Amendment to Loan and Security Agreement and Waiver, by and between Transcend Services, Inc., Medical Dictation Services, Inc. and Regions Bank, dated December 1, 2009	10-K	000-18217	10.28	March 3, 2010
10.28	Amendment to Loan and Security Agreement and Waiver, by and between Transcend Services, Inc., Medical Dictation Services, Inc. and Regions Bank, dated February 15, 2010	8-K	000-18217	10.1	February 19, 2010
10.29	Amendment to Loan and Security Agreement and Waiver, by and between Transcend Services, Inc. and Regions Bank, dated March 3, 2011	10-K	000-18217	10.30	March 15, 2011
10.30*	Declaration of Amendment to 2009 Stock Incentive Plan	8-K	000-18217	10.1	June 2, 2011
10.31#	Amended and Restated Clinical Documentation Solution Agreement, by and between Multimodal Technologies, Inc. and Transcend Services, Inc., dated August 10, 2011	8-K	000-18217	10.1	September 30, 2011
10.32	Sixth Amendment to Loan and Security Agreement, by and between Transcend Services, Inc. and Regions Bank, dated September 30, 2011	8-K	000-18217	10.1	October 3, 2011
10.35	Amended and Restated Revolving Note, dated September 30, 2011	8-K	000-18217	10.2	October 3, 2011
10.34	Waiver and Seventh Amendment to Loan and Security Agreement, by and between Transcend Services, Inc. and Regions Bank, dated November 2, 2011	8-K	000-18217	10.1	November 3, 2011
14.1	Transcend Services, Inc. Code of Business Conduct and Ethics Policy	10-K	000-18217	14.1	February 12, 2004
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP
+31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
+31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
+32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
c) Financial Statement Schedules.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Net (Deductions)Recoveries	Balance at End of Period
Year Ended December 31, 2011
Allowance for Doubtful accounts	$124,000	67,000	—	(8,000)	$183,000
Deferred tax asset valuation allowance	$3,210,000	—	—	(72,000)	$3,138,000
Year Ended December 31, 2010
Allowance for Doubtful accounts	$96,000	36,000	—	(8,000)	$124,000
Deferred tax asset valuation allowance	$19,000	—	3,191,000	—	$3,210,000
Year Ended December 31, 2009
Allowance for Doubtful accounts	$99,000	51,000	—	(54,000)	$96,000
Deferred tax asset valuation allowance	$26,000	(7,000)	—	—	$19,000
Deductions in the allowance for doubtful accounts principally reflect the write-off of previously reserved accounts net of recoveries. With the 2010 acquisition of Spryance, Inc., we set up deferred tax assets of $210,000 related to state net operating losses and $2,900,000 related to foreign tax credits and full valuation allowances for both deferred tax assets. At December 31, 2011, the Company had a $3,138,000 valuation allowance related to foreign tax credits and state net operating loss carryforwards.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCEND SERVICES, INC.

March 15, 2012	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
Chief Executive Officer
(Principal Executive Officer)

March 15, 2012	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: March 15, 2012
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LARRY G. GERDES Larry G. Gerdes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2012

/S/ LANCE B. CORNELL Lance B. Cornell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2012

/S/ JOSEPH G. BLESER Joseph G. Bleser	Director	March 15, 2012

/s/ JOSEPH P. CLAYTON Joseph P. Clayton	Director	March 15, 2012

/S/ JAMES D. EDWARDS James D. Edwards	Director	March 15, 2012

/S/ WALTER S. HUFF, JR. Walter S. Huff, Jr.	Director	March 15, 2012

/S/ CHARLES E. THOELE Charles E. Thoele	Director	March 15, 2012