Form 10-K/A
period 2011-12-31
TRANSCEND SERVICES INC
filed 2012-04-26
CIK 858452

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________
FORM 10-K/A
(Amendment No. 1)
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
As of March 31, 2012, the registrant had 10,704,098 shares of common stock, $0.05 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission, or SEC, on March 15, 2012. We are filing this Amendment solely to include the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because we will not file a definitive proxy statement containing this information with the SEC within 120 days after the end of our fiscal year ended December 31, 2011. Except as expressly noted in this Amendment, this Amendment does not reflect events occurring after the original filing of our Form 10-K or modify or update in any way any of the other disclosures contained in our Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and other SEC filings. Capitalized terms used but not otherwise defined herein have the meanings ascribed to such terms in our Form 10-K.

PART III
Item 10. Directors, Executive and Corporate Governance.

CURRENT DIRECTORS AND EXECUTIVE OFFICERS
The names of the current Transcend directors and their ages as of March 15, 2012 are as follows:

Name	Age	Position(s)	Director of Company Since
Larry G. Gerdes	63	Chairman of the Board and Chief Executive Officer	1985
Joseph G. Bleser	66	Director	2007
Joseph P. Clayton	62	Director	2000
James D. Edwards	68	Director	2003
Walter S. Huff , Jr.	77	Director	1993
Charles R. Thoele	76	Director	1993

Our Bylaws currently provide that the number of directors of the Company shall be determined from time to time by the stockholders or the Board and shall be not less than one and not more than nine. There are presently six directors. The Nominating and Corporate Governance Committee evaluates the size and composition of the Board on at least an annual basis.
A candidate for election as a director is nominated to stand for election based on his or her professional experience, recognized achievements in his or her respective fields, an ability to contribute to some aspect of our business and the willingness to make the commitment of time and effort required of a director. Each of the below-listed Directors has been identified as possessing an appropriate diversity of background and experience, good judgment, deep knowledge of our industry, strength of character, and an independent mind, as well as a reputation for integrity and high personal and professional ethics. Each Director also brings a strong and unique background and set of skills to the Board, giving the Board, as a whole, competence and experience in a wide variety of areas.
In selecting nominees for the Board, the Nominating and Corporate Governance Committee specifically considers the background, business experience and certain other information with respect to each of the nominees and the familiarity of the nominees with our business and prospects, developed as a result of their service on our Board. The Nominating and Corporate Governance Committee believes that such familiarity to be helpful in addressing the opportunities and challenges that we face in the current business environment.
The Company's board of directors consists of six directors. Each of the Company's officers is elected to hold office until his or her successor is chosen or qualified, subject to his or her earlier resignation or removal. Biographical information concerning the directors and executive officers is set forth below:
Larry G. Gerdes has served as our Chairman of the Board since May 2000, as a director since June 1985, as our Chief Executive Officer since May 1993 and as President from April 2005 through August 2009 and from June 1985 until December 2003. From September 2000 through December 2003, Mr. Gerdes also served as our Chief Financial Officer. In addition, Mr. Gerdes served as our Secretary between September 2000 and May 2001. From 1991 to 1993, Mr. Gerdes was a private investor, and from May 1992 until January 1995, Mr. Gerdes was the Chairman of the Board of Directors of Bottomley and Associates, which merged with us in 1995. Prior to 1991, Mr. Gerdes held various executive positions with HBO & Company, a healthcare information technology company, including Chief Financial Officer and Executive Vice President.

Mr. Gerdes serves as a member of the Board of Directors, Chairman of the Finance Committee and member of the Audit, Compensation, Governance and Nominating Committees of the CME Group Inc. (NYSE, NASDAQ: CME), a futures and future-options exchange. Mr. Gerdes also serves on the Board of Directors of Access Plans, Inc., a provider of consumer discount membership plans (OTC: ALHC.OB). Mr. Gerdes serves on the Board of Directors of SoloHealth, Inc., and he is a member of the Dean's Advisory Council for the Kelley School of Business at Indiana University and a Trustee at Monmouth College in Monmouth, Illinois.
As an executive officer of the Company since 1993, Mr. Gerdes brings to the Board deep institutional knowledge and perspective regarding our strengths, challenges and opportunities. He possesses extensive public company and healthcare services industry experience.

Joseph G. Bleser has served as a director of the Company since February 2007. He has been the Managing Member of J Bleser, LLC, a financial consulting firm, since July 1998. Mr. Bleser served as our Chief Financial Officer, Treasurer and Secretary from January 2004 through April 2005. Prior to July 1998, Mr. Bleser had over fifteen years experience as chief financial officer and holding other financial executive positions in three separate publicly-traded companies and ten years of experience in public accounting with Arthur Andersen LLC, an international public accounting firm. Mr. Bleser serves on the Board of Directors of MiMedx Group, Inc. (OTCBB: MDXG.OB) and serves on its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Bleser also served on the Board of Directors and as Chairman of the Audit Committee of the publicly-traded company Matria Healthcare, Inc., a health enhancement company that provided disease and maternity management programs and informatics to health plans and employers, from October 2004 through the date of its sale in May 2008. Mr. Bleser is a Certified Public Accountant.

As a former executive of the Company, and as a financial consultant serving primarily clients in the healthcare services and healthcare technology industries, Mr. Bleser brings significant industry knowledge, particularly from a financial perspective, to the Board.

Joseph P. Clayton has served as a director of the Company since May 2000. Mr. Clayton has served as President and Chief Executive Officer, and as a member of the Board of Directors, of DISH Network Corporation (NASDAQ: DISH) since June 2011. He served as Chairman of the Board of Directors of Sirius Satellite Radio (“Sirius”), a satellite radio broadcaster, from November 2004 to July 2008 and served as the President and Chief Executive Officer of Sirius between November 2001 and November 2004. Prior to joining Sirius, Mr. Clayton was President of North American Operations of Global Crossing Ltd. (“Global”), a global provider of integrated internet, data, voice and conferencing services, from September 1999 to November 2001. In January 2002, Global filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code. From 1997 to 1999, Mr. Clayton was the President and Chief Executive Officer of Frontier Corporation (“Frontier”), a provider of telecommunication services that was purchased by Global in 1999. Prior to joining Frontier, Mr. Clayton served as Executive Vice President of Marketing and Sales for the Americas and Asia for Thomson, a consumer electronics company, from 1992 through 1996. Mr. Clayton has served on the Board of Directors and Audit, Compensation and Governance Committees of EchoStar Corporation (NASDAQ:SATS) since 2008. Mr. Clayton serves on the Dean's Advisory Board of the Indiana University Kelley School of Business and as a Trustee of Bellarmine University, Louisville, Kentucky.

Mr. Clayton brings to the Board a long history of executive management experience in many economic and business climates. He also has extensive experience with regard to corporate governance and financial oversight from his experience serving on public company boards and audit committees.

James D. Edwards has served as a director of the Company since July 2003. Mr. Edwards retired in 2002 from the position of Managing Partner-Global Market Organization of Arthur Andersen LLC, an international public accounting firm, where he was employed for 38 years. Mr. Edwards serves as a member of: (i) the Board of Directors and Chairman of the Audit Committee of Crawford & Company (NYSE: CRD-A and CRD-B), a global provider of claims management solutions to insurance companies and self-insured entities; (ii) the Board of Directors of Huron Consulting Group Inc. (NASDAQ: HURN), a provider of financial and operational consulting services; and (iii) the Board of Directors of Cousins Properties Incorporated (NYSE: CUZ), a real estate investment trust. Mr. Edwards also served on the Board of Directors and as Chairman of the Audit Committee of the publicly-traded company IMS Health Incorporated, a global provider of pharmaceutical market intelligence, from 2003 until the company was sold in February 2010. Mr. Edwards is a member of the American Institute of Certified Public Accountants.
Mr. Edwards brings to the Board significant public company experience, drawn from his experience serving on boards and audit committees of numerous public companies. Mr. Edwards also brings deep experience in public accounting. Mr. Edwards was a practicing certified public accountant for 38 years and served numerous large and complex public companies.
Walter S. Huff, Jr. has served as a director of the Company since October 1993. Mr. Huff was a founder of HBO &

Company and served as its Chairman from 1974 until 1990 and Chief Executive Officer from 1974 to 1984 and from 1986 until 1989. Since 1990, Mr. Huff has been a private investor.
Mr. Huff brings extensive and relevant experience in the healthcare industry to the Board. As a founder of HBO & Company, Mr. Huff also brings strong leadership, entrepreneurial and business building and development skills and experience to the Board. Mr. Huff has a deep knowledge of the application of technology and services to the healthcare industry.
Charles E. Thoele has served as a director of the Company since October 1993. Mr. Thoele serves as a Director of Mercy Health System, St. Louis, a system of 25 hospitals and physician clinics in five states. Mr. Thoele was Chief Operating Officer of Mercy Health System prior to retirement. Mr. Thoele also serves as a Director of St. Anthony's Health System, Alton, Illinois. Mr. Thoele previously served as a Director of HBO & Company; Chairman of the Board of FMOL Health System; Chairman of the Board/Chief Executive Officer of St. John Mercy Health System; and Chairman of the Board of the Catholic Health Association of the United States.
Mr. Thoele's 40 plus years of experience as a chief executive and director of healthcare providers and hospital associations gives him particularly keen insight with respect to our business and customers.
The names of the current Transcend executive officers and their ages as of March 15, 2012 are as follows:

Name	Age	Position Held
Larry G. Gerdes	63	Chairman of the Board and Chief Executive Officer
Susan McGrogan	45	President and Chief Operating Officer
Lance Cornell	46	Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary

Executive officers are appointed by our Board and hold office at the pleasure of our Board. Executive officers devote their full time to our affairs. See the information provided above with respect to Larry G. Gerdes, our Chief Executive Officer.
Susan McGrogan has served as our President since August 2009, as our Chief Operating Officer since February 2007 and Senior Vice President of Operations between August 2006 and February 2007. Ms. McGrogan joined us in January 2005 upon our acquisition of Medical Dictation, Inc. Prior to joining us, Ms. McGrogan was President of Medical Dictation, Inc. from May 2003 to January 2005. Ms. McGrogan holds a Bachelor of Science degree from the University of Florida and a Master of Business Administration from the University of Georgia.

Lance Cornell has served as our Chief Financial Officer, Chief Accounting Officer, Treasurer and Secretary since November 2005. Prior to joining us, Mr. Cornell served as Chief Financial Officer beginning November 2000 at Facility Resources, Inc., a private facilities management outsourcing firm. From 1998 to 2000, Mr. Cornell served in Chief Financial Officer and Senior Vice President of Business Development roles at InfoCure, a publicly traded physician practice management software company, and one of its successors, VitalWorks. From 1992 to 1998, he served in several financial positions, including Vice President and Corporate Controller, at HBO & Company, a healthcare information technology company. Mr. Cornell began his career in accounting at Baxter, a global medical products and services company. He is a licensed Certified Public Accountant and holds a Bachelor of Science degree in finance from the University of Colorado. Mr. Cornell also serves on the Board of Directors of Nobis Works, a non-profit organization.

There are no family relationships among any of our directors and officers, and there are no material proceedings in which any director or executive officer of Transcend is a party adverse to Transcend or any of its subsidiaries or has a material interest adverse to Transcend or any of its subsidiaries.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires certain of our officers, directors, and persons who own more than ten percent of our outstanding common stock to file reports of ownership and changes in ownership with the SEC. Such officers, directors and stockholders are also required by SEC regulations to furnish us with copies of all such reports that they file. Based solely on a review of copies of the reports filed with the SEC since January 1, 2011 and on representations by certain officers and directors, all persons subject to the reporting requirements of Section 16(a) filed the reports required to be filed on a timely basis, except for Larry G. Gerdes, our Chairman and Chief Executive Officer, who failed to file a timely Form 4 for his sale of 3,575 shares of our common stock on May 20, 2011. The required Form 4 relating to this sale was filed with the SEC on May 25, 2011.

Although it is not our obligation to make filings pursuant to Section 16(a) of the Exchange Act, we have adopted a policy requiring all Section 16(a) reporting persons to report to our Chief Financial Officer all trading activity in our common stock on the day of said trade(s) to facilitate the timely filing of the reports(s) of such trading activity with the SEC.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD OF DIRECTORS
While the Board does not have a formal process for stockholders to send communications to the Board, each member of the Board is receptive to receiving such communications from stockholders. Stockholders may send communications to the attention of any director at our office address.

CODE OF BUSINESS CONDUCT AND ETHICS POLICY
Our Board has adopted a Code of Business Conduct and Ethics Policy (the “Code of Ethics”) and reviews it at least annually. The Code of Ethics applies to all of our directors, officers and employees and must be acknowledged in writing by our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Ethics is posted in the Investors section of our website at www.transcendservices.com.

AUDIT COMMITTEE
The Audit Committee is a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee, which is comprised of Messrs. Bleser (Chairman), Huff and Thoele, oversees our accounting and reporting processes, including the internal controls related to such processes, and the audits of our financial statements. Each of Messrs. Bleser, Huff and Thoele is independent under existing NASDAQ listing standards and SEC requirements for audit committee members. The Board has examined the SEC's definition of “audit committee financial expert” and has determined that Mr. Bleser satisfies this definition. The Audit Committee Charter is posted in the Investors section of our website at www.transcendservices.com.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS
The Compensation Committee operates pursuant to a written charter adopted by the Board of Directors. The Charter is posted in the Investors section of our website at www.transcendservices.com. The Compensation Committee reviews and reassesses the adequacy of its charter on an annual basis. The Compensation Committee is responsible for reviewing and approving all compensation and awards to those of our executive officers listed in the Summary Compensation Table below, whom we refer to in this Form 10-K as our “named executive officers”, which include our Chief Executive Officer, our Chief Financial Officer, and our President and Chief Operating Officer. The Compensation Committee also assesses our compensation policies and practices for all employees and provides input to management on whether the compensation arrangements for our executives incentivize unnecessary and excessive risk taking.
Executive Summary, Philosophy and Objectives
Our executive compensation program is designed to attract, motivate and retain qualified executives, reward outstanding performance and results and align management's incentives with the interests of our stockholders. We believe that our executive officers should be motivated by our performance as well as their individual performance.
To accomplish these objectives, our executive compensation program includes three underlying components: base salary, short-term cash incentives and long-term equity-based incentives.
We delivered strong financial results for the year ended December 31, 2011. Revenue increased 33% to $125,057,000, compared to revenue of $94,307,000 in 2010. Gross profit increased 43% to $49,665,000, compared to $34,627,000 in 2010. Operating income increased 42% to $20,536,000, compared to $14,469,000 in 2010. Including the favorable impact of a lower effective tax rate in 2011, net income increased 123% to $19,038,000, compared to $8,520,000 in 2010, which caused net earnings per share to more than double during 2011, compared to 2010. While we had strong performance, no short-term cash incentives were paid to our named executive officers. Payments to our named executive officers are described in the “Compensation Process-Short-Term Cash Incentives” section below.
During 2011, we did not make any major structural changes to our executive compensation program or compensation philosophy. At the Company's annual meeting of stockholders held on June 1, 2011, the Company provided to its stockholders an advisory vote on the compensation of the Company's named executive officers. The Board considered the results of the advisory vote, and in light of the overwhelming approval of the compensation of the Company's named executive officers, the Board chose to continue to provide, consistent with previous fiscal years, the elements of compensation described more fully below.
2012 Pay Implications
2012 pay implications are described under the “Compensation Process-Base Salary” and “Compensation Process-Short-Term Cash Incentives” sections below.
Compensation Process
This section describes the process for setting executive compensation, the elements of such compensation, how these elements are determined, why we choose to pay each element and how each element relates to our overall compensation philosophy.
Base Salary
We provide our executive officers, including our named executive officers, with a base salary designed to attract and retain qualified executives and compensate them on a basis consistent with their peers in our competitor companies relative to their skills, professional status, experience and contributions. Management and the Compensation Committee review base salary levels annually and compare base salaries of our executive officers to base salaries of our competitors' executive officers and other public companies with similar annual revenues in similar industries. We have no specific percentile or range within which we target our executive officers' base salaries in relation to our competitors. Based on the 2010 and 2011 executive compensation survey results described below, our executive officers' base compensation falls between the 25th percentile and the median of the ranges. We want our executive officers' base salaries to be reasonable in relation to our peers, but not in excess of our competitors.
We used a similar process to set base salaries for our named executive officers for 2012. During 2011 and 2010, our Chief Financial Officer (“CFO”) conducted a survey of salaries and bonuses paid to executive officers by our publicly-traded competitors and other public companies in similar industries. The competitors surveyed during 2011 were MedQuist, Inc. and Nuance Communications, Inc., and the competitors surveyed during 2010 were MedQuist, Inc., MedAssets, Inc. and Nuance Communications, Inc. For both 2011 and 2010, these competitors had revenues significantly in excess of ours, but based on industry similarities, management believed it was appropriate to compare each of these competitors' executive compensation for the respective fiscal years. The non-competitor public companies surveyed during 2011 were Computer Programs and Systems, Inc., HealthStream, Inc., MedAssets, Inc., Medidata Solutions, Inc., Mediware Information Systems, Inc., Merge Healthcare Incorporated, and Omnicell, Inc. The non-competitor public companies surveyed during 2010 were Computer Programs and Systems, Inc., Medidata Solutions, Inc., HealthStream, Inc., Mediware Information Systems, Inc., Merge Healthcare Incorporated, Night Hawk Radiology Holdings, Inc. and Omnicell, Inc. In both years, these companies were chosen because they operated in similar industries and, in general, their annual revenues were similar to ours.
In 2010 and 2011, our CFO also compared our executive officers' compensation, including base salaries, other short-term cash compensation and long-term equity-based incentives to an executive compensation survey conducted for each year by a national consulting firm. The consulting firm did not provide advice or consulting services to the Company or the Compensation Committee. The survey results were adjusted by the consulting firm using a regression analysis on the data to more closely approximate companies with annual revenue similar to ours. The consulting firm neither developed the parameters to adjust the 2011 or 2010 executive compensation survey results nor provided advice on the results of the survey. Our CFO specifically reviewed the results for “all organizations” and organizations categorized under “general business services”. There were approximately 250 companies included in the “all organizations” category and approximately 40 companies in the “general business services” category.
Our CFO then discussed the results of the executive compensation survey and the internally conducted survey of other public companies with our CEO. Our CEO and CFO also reviewed internal pay equity between executive officers, taking into account such factors as individual performance against objectives and scope of responsibility. Our CEO and CFO then presented their recommendations to the Compensation Committee, along with the surveys, our CEO's review of the performance of our executives (other than himself) and our CFO's analysis of our financial position and our performance against stated objectives. The Compensation Committee reviewed our CEO's and CFO's recommendations and a five-year detailed history of our executive compensation, discussed the individual performance of each of our executive officers, including our CEO, and corporate performance against stated objectives and approved the recommendations as described below. Neither the Board nor the Compensation Committee retained a compensation consultant during 2011 or 2010.
On November 30, 2011, the Compensation Committee completed its annual performance and compensation review of the named executive officers and made 2012 compensation recommendations. On November 30, 2011, the Compensation Committee approved increases to the base salaries of the named executive officers for 2012. Mr. Gerdes' base salary increased by $10,000, or approximately 2.9%, to $350,000. Mr. Cornell's base salary increased by $15,000, or approximately 6.5%, to $245,000. Ms. McGrogan's base salary increased by $20,000, or approximately 7.3%, to $295,000. The Compensation Committee believes that its actions are appropriate given the survey data and total compensation packages for the named executive officers.

 Short-Term Cash Incentives
We award cash incentives to executive officers, including our named executive officers, who meet short-term performance objectives that are based on a combination of corporate and individual performance. Our objective is that short-term cash incentives will represent a maximum of 50%-100% of each executive officer's base salary. For 2011, none of our named executive officers received a short-term cash incentive (normally paid in the first quarter of 2012). For 2012, each executive officer is eligible to receive a cash incentive award under our bonus plan based on the achievement of specified objective performance targets for 2012, payable in the first quarter of 2013. Each named executive officer is eligible to receive a bonus at a target rate of 50% of annual salary, with the potential to achieve 120% of the target rate (60% of annual salary) upon specified over-achievement of objectives. In addition, the Board may award up to $50,000 to each executive officer on a discretionary basis upon achievement of an objective “stretch” goal. We believe that our cash incentives are consistent with our survey data and are sufficient to attract and retain talented individuals.
Corporate performance objectives typically represent 75%-100% of total potential short-term cash incentives for each named executive officer, and individual performance objectives comprise the remaining portion of the goal. The performance of each named executive officer was (for 2011) and will be (for 2012) measured against two or more of the following corporate performance objectives:
2012:

•	sales;

•	revenue;

•	gross margin as a percentage of revenue;

•	earnings before interest, taxes, depreciation and amortization (“EBITDA”);

•	Salar EBITDA;

•	shareholder return; and

•	acquisitions;
2011:

•	customer retention;

•	sales;

•	Encore platform sales and conversions;

•	India cost per transcription line;

•	gross profit as a percentage of revenue;

•	EBITDA as a percent of revenue;

•	acquisitions; and

•	earnings per share.
Measurement of achievement of corporate performance objectives is less subjective and discretionary and more objective than measurement of achievement of individual performance objectives, which are typically more subjective and discretionary in nature.
Corporate and individual objectives are proposed by management, approved by the Compensation Committee either late in the fourth quarter or during the first quarter of each year, and given to each executive officer in writing near the beginning of the fiscal year. Each objective is weighted. For each named executive officer in 2012, revenue is weighted at 30% of the total potential short-term cash incentive, EBITDA at 30%, other corporate goals (see above) at 30% and individual performance at 10%. Further, each objective typically has a threshold, target and stretch level. Below the threshold, no cash incentive payment is earned. For 2012, at the threshold, 50% of the target cash incentive is earned. At the target, 100% of the target cash incentive is earned. At stretch, 120% of the target cash incentive is earned.
The performance by each individual (other than the CEO) against those objectives is evaluated at the end of the year by the CEO and reviewed with the Compensation Committee. The Compensation Committee evaluates the CEO's performance against his individual objectives. Management believes cash incentives motivate our executive officers to achieve outstanding performance and help our executive officers focus their time and efforts in the areas that management believes will be most conducive to meeting its overall short-term objectives, and still provide the executive officers incentives to work on other areas that need improving outside of the objectives outlined in their goals.

The 2012 target levels associated with the corporate performance objectives described above were derived from our internal operating plans, which are not disclosed publicly for competitive reasons. These target levels constitute confidential commercial and strategic financial information, and we believe that prospective disclosure of these targets would result in competitive harm to us. The Compensation Committee believes that the targeted levels of performance are challenging and reflect desired above-market performance, and thus typically would not be achieved all of the time. At the time the performance goals were established, the Compensation Committee also believed that performance at a level above the target level would be difficult, but not impossible, to achieve. For 2012, we believe that it is more likely than not that our executive officers will achieve at least one or more of their short-term performance objectives, but it is also more likely than not that they will not maximize all of their performance objectives simultaneously. The CEO and Compensation Committee typically do not use discretion in determining the level of award for performance against corporate performance objectives since performance against these objectives can be measured with specificity.
Long-Term Equity-Based Incentives
Long-term incentive compensation consists of equity-based compensation such as stock options or restricted stock awards that vest over a period of time. We believe this vesting period motivates our executive officers, including our named executive officers, to focus their efforts on our long-term goals and aligns the executive officers' interests with our stockholders' interests since the ultimate value of such compensation is linked directly to the price of our stock.
We rely primarily on stock options and restricted stock awards to provide long-term incentive compensation to our executive officers, including our named executive officers. Stock options typically have a ten-year term before expiration and are generally exercisable 25% per year on the grant date anniversary. Executive officers must be employed by us at the time of vesting in order for the options to vest. The exercise price of the options is based on the closing stock price on the date of grant. Our philosophy does not allow for repricing of stock options or for stock option grants made below market value on the date of grant. Vesting of the restricted stock awards is either time-based or performance-based, and vesting periods are typically three to four years. Executive officers must be employed by us at the time of vesting in order to receive the shares.
We have not set a pre-determined range of long-term incentive compensation as a percentage of total compensation for any particular performance period. Instead, long-term incentives are awarded based on a combination of all of the following factors: past individual and corporate performance, the value of cumulative long-term incentive awards and the impact of potential dilution from new awards to existing stockholders. In addition, we do not have a pre-determined calendar schedule for the award of long-term incentive compensation to our named executive officers. The Compensation Committee does not make such awards during periods in which the named executive officers have material non-public information about the Company.
In 2011, the Compensation Committee did not approve the issuance of performance-based restricted stock awards for any named executive officer. In March 2012, the Board determined that 2011 performance measures required for the vesting of certain performance-based restricted stock awards had been met, resulting in the vesting of the following shares of performance-based restricted stock: Mr. Gerdes-6,250 shares, Ms. McGrogan-11,750 shares and Mr. Cornell-8,375 shares.

Broad-Based Benefits
We provide a broad range of employee benefits to our executive officers and full-time employees, including health, disability and life insurance, paid personal time off, paid holidays and a 401(k) retirement plan. There is no difference between the cost of and benefits provided under our broad-based benefit plans to our named executive officers compared to other full-time employees.
Allocation of Compensation Elements
For 2011, the mix of short-term cash incentives and long-term equity-based incentives was determined in 2011 with consideration of the data obtained in the internal and external surveys discussed above and our performance and cash position, with the overall goal of awarding short-term cash incentives totaling a maximum of 50%-100% of each individual's base salary. We had no pre-determined percentage of total compensation related to the award of long-term equity-based incentives. We did not pay any short-term cash incentives in the first quarter of 2012 on account of 2011 performance or grant any long-term equity based incentives in 2011 to our named executive officers.

Employment Agreements and Severance Agreements
Our philosophy is to enter into executive officer employment contracts and retention agreements based on the particular facts and circumstances involved in the individual employment relationship. The terms of any such agreements are approved by the Compensation Committee. We do not currently have employment agreements with any of our named executive officers, and we do not have any severance agreements with our named executive officers other than Mr. Cornell, who is due six months of severance in the event he is no longer the Chief Financial Officer upon a change of control of the Company.
For purposes of our agreements, we use the definition of “change of control' as outlined in our 2009 Stock Incentive Plan. A “change of control” is defined in the 2009 Stock Incentive Plan as either of the following:

a)
any transaction or series of transactions pursuant to which the Company sells, transfers, leases, exchanges or disposes of substantially all (at least eighty-five percent (85%)) of its assets for cash or property, or for a combination of cash and property, or for other consideration; or

b)
any transaction pursuant to which persons who are not current stockholders of the Company acquire by merger, consolidation, reorganization, division or other business combination or transaction, or by a purchase of an interest in the Company, an interest in the Company so that after such transaction, the stockholders of the Company immediately prior to such transaction no longer have a controlling (fifty percent (50%) or more) voting interest in the Company.

In the event of a change of control, and if the agreement effectuating the change of control does not provide for the assumption or substitution of all of our outstanding options, with respect to any stock options awarded under the stock incentive plans, the Compensation Committee, in its sole discretion, may take any or all of the following actions: (i) accelerate the vesting and/or exercisability of any such option, (ii) cancel any such option that is not vested and/or which has not become exercisable as of the date of the change of control, (iii) cancel any such option in exchange for cash or property, (iv) provide the holder with an opportunity to exercise the option prior to the effective date of the change of control, or (v) cancel any such option and notify the holder if the fair market value of the shares that could be purchased under the options does not exceed the aggregate exercise price of the options. In the case of restricted stock awards, in the event of a change of control, with respect to any awards issued under the stock incentive plans, the Compensation Committee, in its sole discretion, may, take any or all of the following actions: (i) accelerate the vesting and/or exercisability of any such award, (ii) cancel any such award that is not vested and/or which has not become exercisable as of the date of the change of control, (iii) cancel any such award in exchange for cash or property, (iv) provide the holder with an opportunity to exercise the award prior to the effective date of the change of control, or (v) cancel any such award and notify the holder if the fair market value of the shares that could be purchased under the award does not exceed the aggregate exercise price of the award.
If a change of control had occurred on December 31, 2011, and the Compensation Committee had elected to accelerate the vesting and/or exercisability of options and restricted stock awards held by the named executive officers, the table below shows the number and cash value of options that would become exercisable for each named executive officer and the number and cash value of restricted stock awards that would have vested for each named executive officer.

Officer	Unexercisable Options at 12/31/11	Option Exercise Price ($)	Option Cash Value at 12/31/11 (1) ($)	Unvested Restricted Stock Awards at 12/31/11	Restricted Stock Awards Cash Value at 12/31/11 (1) ($)
Larry G. Gerdes	5,000	9.98	68,750
				12,500	296,625
Susan McGrogan	5,000	9.98	68,750
	3,125	11.75	37,438
	4,376	11.75	52,424
	3,750	11.06	47,513
				37,000	870,010
Lance Cornell	5,000	9.98	68,750
	2,198	11.75	26,332
	1,552	11.75	18,593
	3,750	11.06	47,513
				26,000	616,980

(1)	Based on a closing sales price of our common stock as reported on the NASDAQ Global Select Market of $23.73 per share on December 30, 2011.
In addition, based upon our severance agreement with Mr. Cornell, upon a change of control resulting in his termination, he would have been due a severance payment of $115,000 based on his 2011 base salary of $230,000.

Retirement Plan
We offer each employee, including our named executive officers, the opportunity to participate in our 401(k) plan. Employees may contribute up to the maximum allowed by the Internal Revenue Service. We may elect to match a portion of their contributions. During 2011, we made $350,000 of matching cash contributions to our employees and executive officers, including our named executive officers.
Perquisites
Other than the compensation elements described above, we do not provide any other benefit to our executive officers that would qualify as a perquisite for purposes of this Compensation Discussion and Analysis.
Accounting and Tax Considerations
We account for stock compensation in accordance with FASB ASC Topic 718-Compensation-Stock Compensation. As such, the fair value of options calculated in accordance with the Black-Scholes-Merton valuation model is expensed as compensation cost over the period of service related to the options (typically the vesting period).
As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals, unless the compensation is performance-based. The Company has no individuals with non-performance based compensation paid in excess of the Code Section 162(m) tax deduction limit.

Risk Oversight in Compensation Programs
We have assessed our compensation programs and have concluded that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us. The risk assessment process included a review of program policies and practices, focusing on programs with variable compensation provisions and identifying the risks related to the programs. The Compensation Committee determined that our compensation programs encourage our employees to take appropriate risk in the performance of our business, but do not encourage excessive risk. We are encouraging our employees to make decisions that should result in positive short-term and long-term results for our business and our stockholders without providing an incentive for unnecessary risk. The Compensation Committee will continue to monitor our compensation programs on an ongoing basis to ensure that risks arising from our compensation policies and practices are not reasonably likely to have a material adverse effect on us.

SUMMARY COMPENSATION TABLE
The following table provides certain summary information for the years ended December 31, 2011, 2010 and 2009 concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer, our Chief Financial Officer, and our President and Chief Operating Officer, to whom we refer to in this Form 10-K as our “named executive officers”.

Name & Principal Position	Year	Salary ($)	Stock Awards (1)(2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
Larry G. Gerdes	2011	340,000	—	—	—	340,000
Chief Executive Officer	2010	340,000	—	146,000	—	486,000
	2009	315,000	406,500	43,155	—	764,655

Susan McGrogan	2011	275,000	—	—	3,088	278,088
Pres. & Chief Operating Officer	2010	275,000	435,780	120,000	2,206	832,986
	2009	250,000	325,200	53,000	2,417	630,617

Lance Cornell	2011	230,000	—	—	3,889	233,889
Chief Financial Officer	2010	215,000	298,590	120,000	4,104	637,694
	2009	200,000	243,900	44,000	5,450	493,350
(1)
The amounts in this column represent the aggregate grant date fair value of the stock awards or stock options awarded to the named executive officer, calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC 718”), and do not take into account any estimated forfeitures. Assumptions used in the calculation of the grant date fair value are set forth in Note 15 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

(2)
Stock awards for 2010 are performance-based restricted stock awards that vest in four equal 25% increments from March 2013 through March 2016. Stock awards for 2009 are performance-based restricted stock awards that vest in four equal 25% increments from March 2010 through March 2013. These valuations assume maximum awards and exclude the effect of estimated forfeitures.

(3)
The amounts in this column for 2010 were paid to the named executive officers in February 2011 and represent short-term cash incentive payments with respect to 2010 performance. The amounts in this column for 2009 were paid to the named executive officers in January 2010 and represent short-term cash incentive payments with respect to 2009 performance.

(4)	The amounts in this column represent Company match of 401(k) contributions.

2011 GRANTS OF PLAN-BASED AWARDS
During 2011, there were no grants of plan-based awards to our named executive officers.

OUTSTANDING EQUITY AWARDS AT 2011 FISCAL YEAR-END
The following table provides certain information regarding the total number of equity awards outstanding as of December 31, 2011 for each of the named executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (6) ($)
Larry G. Gerdes	100,000 50,000 15,000	5,000 (1)	4.15 3.40 9.98	12/24/2013 12/15/2016 3/12/2018	12,500 (4)	296,625
Susan McGrogan	15,000 5,000 30,000 15,000 22,500 11,250	5,000(1) 7,500(2) 3,750(3)	2.95 2.00 3.40 9.98 11.75 11.06	1/31/2015 11/10/2015 12/15/2016 3/12/2018 7/29/2018 11/10/2018	10,000(4) 27,000(5)	237,300 640,710
Lance Cornell	40,000 50,000 15,000 11,250 11,250	5,000(1) 3,750(2) 3,750(3)	2.10 3.40 9.98 11.75 11.06	11/1/2015 12/15/2016 3/12/2018 7/29/2018 11/10/2018	7,500(4) 18,500(5)	177,975 439,005
(1) The unexercisable portion of this option as of December 31, 2011 vests and becomes exercisable on March 12, 2012.
(2) The unexercisable portion of this option as of December 31, 2011 vests and becomes exercisable on July 29, 2012.
(3) The unexercisable portion of this option as of December 31, 2011 vests and becomes exercisable on November 10, 2012.
(4) This award of performance-based restricted stock vests in two equal increments on March 31 of each year from 2012 through 2013.
(5) This award of performance-based restricted stock vests in four equal increments on March 31 of each year from 2012 through 2015.
(6) The market value of shares of performance-based restricted stock that have not vested at December 31, 2011 for each named executive officer is determined by the number of shares set forth above multiplied by the December 30, 2011 closing share price of $23.73 as reported on the NASDAQ Global Select Market.

2011 OPTION EXERCISES AND STOCK VESTED
None of the restricted stock awards held by our named executive officers vested during the year ended December 31, 2011. None of our named executive officers exercised stock options during the year ended December 31, 2011.

DIRECTOR COMPENSATION
Director Compensation Table
The following table provides certain information concerning compensation for each non-employee director during the fiscal year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)(2) ($)	Total ($)
Joseph G. Bleser	28,500	49,988	78,488
Joseph P. Clayton	22,750	49,988	72,738
James D. Edwards	23,000	49,988	72,988
Walter S. Huff, Jr.	21,250	49,988	71,238
Charles E. Thoele	24,750	49,988	74,738
(1) The amounts shown in this column represent the aggregate grant date fair value (calculated in accordance with the FASB ASC 718) with respect to awards made during the fiscal year ended December 31, 2011. The assumptions upon which the amounts in this column are based are set forth in Note 15 to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. No non-employee director forfeited any stock awards during 2011.

(2) At December 31, 2011, the aggregate number of shares subject to outstanding and unexercised options held by each of the non-employee directors was: Mr. Bleser-30,000 shares; Mr. Clayton-30,000 shares; Mr. Edwards-20,000 shares; Mr. Huff-35,000 shares; and Mr. Thoele-35,000 shares. At December 31, 2011, the total number of restricted stock awards held by each of the non-employee directors was: Mr. Bleser-1,916 shares; Mr. Clayton-1,916 shares; Mr. Edwards-1,916 shares; Mr. Huff-1,916 shares; and Mr. Thoele-1,916 shares.

Discussion of Director Compensation
In accordance with its charter, the Compensation Committee is responsible for reviewing compensation for directors serving on the Board and its committees. For their first term of service, newly appointed non-employee directors are granted a restricted stock award, with the number of shares of restricted stock determined by dividing $100,000 by the closing price of our common stock on the date of appointment. Non-employee directors that are re-elected to the Board are awarded a number of shares of restricted stock determined by dividing $50,000 by the closing price of our common stock on the date of re-election. For each of these restricted stock awards, one-third of the restricted shares vest on each of the first three anniversary dates of the award. On June 1, 2011, Messrs. Bleser, Clayton, Edwards, Huff, and Thoele were each granted a restricted stock award of 1,916 shares of our common stock, with one-third vesting June 1, 2012, one-third on June 1, 2013 and one-third on June 1, 2014. In addition, each non-employee director receives (i) a cash retainer of $3,500 per quarter, with the Chairman of the Audit Committee receiving an additional quarterly retainer of $2,000, and the Chairmen of the Compensation Committee and the Nominating and Corporate Governance Committee each receiving an additional quarterly retainer of $1,000; (ii) a $1,000 fee for participating in each meeting of the Board, other than telephonic meetings for which the fee is $500 per meeting; and (iii) a $500 fee for participating in each meeting of a Committee of the Board. No fees are paid to Mr. Gerdes, the Chairman of the Board, who is also our Chief Executive Officer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Compensation Committee is comprised of Messrs. Thoele (Chairman), Clayton and Edwards. None of the current members of the Compensation Committee has ever served as an officer or employee of the Company or had any relationship during fiscal 2011 that would be required to be disclosed pursuant to Item 404 of Regulation S-K. No interlocking relationships exist between the Company's current Board or Compensation Committee and the board of directors or compensation committee, or other committee serving an equivalent function, of any other company.

COMPENSATION COMMITTEE REPORT
We have reviewed and discussed the above Compensation Discussion and Analysis with the Company's management.
Based on such review and discussions, we recommended to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in this Annual Report on Form 10-K for the year ended December 31, 2011.

This Report is not incorporated by reference into any of the Company's previous or future filings with the SEC, unless any such filing explicitly incorporates this Report.
The Compensation Committee
Charles E. Thoele, Chairman
Joseph P. Clayton
James D. Edwards

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION
The following table gives information about our common stock that may be issued upon the exercise of stock options or other stock-based awards under all of our existing equity compensation plans, including the 1992 Stock Option Plan, 2001 Stock Option Plan, 2003 Stock Incentive Plan, 2005 Stock Incentive Plan, 2007 Stock Incentive Plan and 2009 Stock Incentive Plan, as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	753,931	$8.49	673,096 (1)
Equity compensation plans not approved by security holders	—	—	—
Total	753,931	$8.49	673,096 (1)

(1) In addition to being available for future issuance upon exercise of stock options that may be granted after December 31, 2011, the securities shown remain available for future issuance in the form of restricted stock or other stock-based awards under the 2009 Stock Incentive Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2012 (the “Ownership Date”) by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, each of our directors, each of our director nominees, each of our named executive officers, and all of our directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner is c/o Transcend Services, Inc., One Glenlake Parkway, Suite 1325, Atlanta, GA 30328. Except as otherwise indicated, the stockholders listed in the table have sole power to vote or dispose of the common stock owned by them.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Shares
Larry G. Gerdes	646,248 (3)	5.94%
Susan McGrogan	361,066(3)	3.34%
Lance Cornell	161,384(4)	1.49%
Joseph G. Bleser	46,628(5)	*
Joseph P. Clayton	35,529(6)	*
James D. Edwards	33,582(7)	*
Walter S. Huff, Jr.	476,332(8)	4.44%
Charles E. Thoele	52,664(9)	*
Royce & Associates, LLC	1,091,018(10)	10.21%
GAMCO Investors, Inc. and Affiliates	1,293,048(11)	12.09%
Nuance Communications, Inc.	1,825,181(12)	16.24%
All directors and executive officers as a group (8 persons)	1,825,181	16.24%

* Less than 1% of outstanding shares.

(1)
“Beneficial ownership” includes shares for which an individual, directly or indirectly, has or shares voting or investment power, or both, and also includes options that are exercisable within 60 days of the Ownership Date. Unless otherwise indicated, all of the listed persons have sole voting and investment power over the shares listed opposite their names. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended, referred to in this Form 10-K as the Exchange Act. Pursuant to the rules of the Securities and Exchange Commission, referred to in this Form 10-K as the SEC, certain shares of our common stock that a beneficial owner has the right to acquire within 60 days pursuant to the exercise of stock options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such owner, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Includes 6,250 shares of unvested restricted stock; 27,720 shares held by Mr. Gerdes' spouse; 3,000 shares held by the Gerdes Family Partnership LP of which Mr. Gerdes is the General Partner; and 170,000 shares of common stock that may be acquired by Mr. Gerdes upon the exercise of stock options exercisable within 60 days of the Ownership Date. The address of Mr. Gerdes is One Glenlake Parkway, Suite 1325, Atlanta, Georgia 30328.

(3)
Includes 11,750 shares of unvested restricted stock and 103,749 shares of common stock that may be acquired by Ms. McGrogan upon the exercise of stock options exercisable within 60 days of the Ownership Date.

(4)
Includes 8,375 shares of unvested restricted stock; 1,000 shares held by Mr. Cornell's spouse and 132,500 shares of common stock that may be acquired by Mr. Cornell upon the exercise of stock options exercisable within 60 days of the Ownership Date.

(5)	Includes 26,666 shares of common stock that may be acquired by Mr. Bleser upon the exercise of stock options exercisable within 60 days of the Ownership Date.

(6)
Includes 2,779 shares of common stock held by an investment partnership in which Mr. Clayton has a 1/9th interest and shares voting power and 26,666 shares of common stock that may be acquired by Mr. Clayton upon the exercise of stock options exercisable within 60 days of the Ownership Date.

(7)	Includes 16,666 shares of common stock that may be acquired by Mr. Edwards upon the exercise of stock options exercisable within 60 days of the Ownership Date.

(8)	Includes 31,666 shares of common stock that may be acquired by Mr. Huff upon the exercise of stock options exercisable within 60 days of the Ownership Date.

(9)
Includes 19,082 shares of common stock held by the Charles E. Thoele Lifetime Trust and 31,666 shares of common stock that may be acquired by Mr. Thoele upon the exercise of stock options exercisable within 60 days of the Ownership Date.

(10)	Based solely on information set forth in a Schedule 13G/A filed with the SEC on March 6, 2012. The address of Royce & Associates, LLC is 745 Fifth Avenue, New York, NY 10151.

(11)
Based solely on information set forth in a Schedule 13D/A filed with the SEC on March 12, 2012. The Schedule 13D/A was filed by the following entities/persons: Gabelli Funds, LLC (“Gabelli Funds”), GAMCO Asset Management, Inc. (“GAMCO”), Gabelli Securities, Inc. (“GSI”), Teton Advisors, Inc. (“Teton Advisors”), GGCP, Inc., GAMCO Investors, Inc., and Mario Gabelli. GAMCO owns 639,500 shares of common stock, of which it has sole voting power over 610,500 shares of common stock. Gabelli Funds owns 454,456 shares of common stock. GSI owns 185,092 shares of common stock. Teton Advisors owns 14,000 shares of common stock. Mario Gabelli is deemed to beneficially own all shares of common stock owned by Gabelli Funds, GAMCO, GSI, and Teton Advisors. The address of GAMCO Investors, Inc. and Mr. Gabelli is One Corporate Center, Rye, NY 10580.

(12)
Based on information set forth in a Schedule 13D filed with the SEC on March 15, 2012. Nuance Communications, Inc. may be deemed to beneficially own an aggregate of 1,825,181 shares of common stock as a result of irrevocable proxies granted to Nuance Communications, Inc. and Purchaser pursuant to the terms of the Tender and Voting Agreements described in the Schedule 14D-9. Pursuant to the Tender and Voting Agreements, Nuance Communications, Inc. may be deemed to share the power to vote or to direct the voting of the shares of common stock covered by the Tender and Voting Agreements solely with respect to those matters described in the Tender and Voting Agreements. The Tender and Voting Agreements cover 1,285,602 shares of common stock and options to acquire 539,579 shares of common stock that are exercisable within 60 days of the date of the Merger Agreement. Accordingly, Nuance Communications, Inc. and Purchaser may be deemed to be the beneficial owners of an aggregate of 1,825,181 shares of common stock, which would represent 16.24% of the issued and outstanding shares of common stock were the options fully exercised. The address of Nuance Communications, Inc. is 1 Wayside Road, Burlington, Massachusetts 01803.

PENDING CHANGE IN CONTROL

The Company entered into an Agreement and Plan of Merger, dated as of March 6, 2012 (the “Merger Agreement”), with Nuance Communications, Inc., a Delaware corporation (“Parent”), and Townsend Merger Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Purchaser”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Parent has agreed to cause Purchaser to commence a tender offer (the “Offer”) to acquire all of the outstanding shares of common stock, par value $0.05 per share, of the Company (the “Shares”), at a price of $29.50 per Share (the “Offer Price”), net to the holder thereof in cash, without interest. Pursuant to the Merger Agreement, after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of Parent. Upon completion of the Merger, each Share outstanding immediately prior to the effective time of the Merger (excluding those Shares that are held by Parent, Purchaser and the Company or any of their respective subsidiaries, and those Shares held by stockholders who have properly and validly exercised their statutory rights of appraisal in accordance with the Delaware General Corporation Law) will be canceled and extinguished and automatically converted into the right to receive the Offer Price in cash (without interest).

Item 13. Certain Relationships and Related Transactions and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Our Code of Ethics addresses any activities on the part of any director, officer or employee that creates or gives the appearance of a conflict of interest between their personal interests and our interests. In addition to setting guidelines, the Code of Ethics requires directors and officers to notify our Chief Executive Officer, and all employees who are not directors or officers to notify their immediate supervisor, of the existence of any actual or potential conflict of interest. Further, all related party transactions and actual or potential conflicts of interest involving our directors or executive officers are reviewed by the Nominating and Governance Committee.

The Nominating and Governance Committee has established policies and procedures for reviewing related party transactions. A related party transaction is a financial transaction, arrangement or relationship between us and a director (including a director nominee), executive officer or stockholder who beneficially owns more than 5% of our voting securities, including immediate family members of any of these persons, in which the related person has or will have a direct or indirect material interest. A related party transaction generally excludes compensation arising from the individual's employment as an executive officer or service as a director. The Committee considers transactions which specifically name a related party as a party to the transaction to create an “interest.” In addition, the Committee inquires of management concerning other transactions that might be considered to create an indirect interest. In 2009, the Committee adopted a formal written policy for related party transactions. Management is required to present potential transactions to the Chairman of the Committee. The Chairman will review the potential transaction and make an assessment as to whether or not the transaction was proper and made in the ordinary course of business. The Chairman will then either recommend action to the full Committee and the Board immediately (pre-transaction) for the Board's consideration, or allow us to proceed with the transaction and report to the Committee at its next regularly scheduled meeting. The Committee will also make inquiries to management as to the existence of related party transactions at every regularly scheduled Committee meeting. If a related party transaction has occurred, the Committee reviews the specific circumstances of the transaction, makes an assessment as to whether or not the transaction was proper and made in the ordinary course of business and recommends action to the Board, if necessary.
During 2011, there were no potential related party transactions presented for review by the Chairman nor were any related party transactions reviewed by the Nominating and Governance Committee.

BOARD INDEPENDENCE
In accordance with the listing standards of The NASDAQ Stock Market LLC, the Board must consist of a majority of independent directors. The Board has determined that Messrs. Bleser, Clayton, Edwards, Huff and Thoele each satisfy the definition of “independent director” under these NASDAQ listing standards. The Audit Committee, Compensation Committee, and Nominating and Governance Committee are comprised entirely of independent directors. The Board performed a review to determine the independence of its members and made a subjective determination as to each of these independent directors that no transactions, relationships or arrangements exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of the Company. In making these determinations, the Board reviewed the information provided by the directors and the Company with regard to each director's business and personal activities as they may relate to the Company and its management.

Item 14. Principal Accounting Fees and Services.

AUDIT COMMITTEE DISCLOSURE
Grant Thornton LLP has served as our independent registered public accounting firm since fiscal year 2008.
Independent Registered Public Accounting Firm Fees and Services
The following table sets forth the aggregate fees billed to us by our independent registered public accounting firm, Grant Thornton LLP, during the fiscal years ended December 31, 2011 and 2010.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit Fees	593,600	$416,000
Audit-Related Fees	21,200	19,200
Tax Fees	302,200	91,500
All Other Fees	—	—
Total Fees	$917,000	$526,700
In the above table, in accordance with applicable SEC rules:

•
“Audit Fees” are fees billed for professional services rendered by the independent registered public accounting firm for the audit of our annual consolidated financial statements, review of consolidated financial statements included in our Form 10-Qs, the audit of our internal control over financial reporting and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

•
“Audit-Related Fees” are fees billed for assurance and related services performed by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported above under “Audit Fees.” In 2011 and 2010, these fees were for services performed for the audit of our 401(k) plan.

•
“Tax Fees” are fees billed for professional services rendered by independent registered public accounting firm for tax compliance, tax advice and tax planning. In 2011, these fees were for services performed for the filing of our 2010 tax returns and estimated payments for 2011. In 2010, these fees were for services performed for the filing of our 2009 tax returns and estimated payments for 2010.

Audit Committee’s Pre-Approval Policies and Procedures
It is the policy of the Audit Committee to pre-approve all audit and permitted non-audit services proposed to be performed by our independent registered public accounting firm. The Audit Committee reviewed and pre-approved all the services performed by Grant Thornton LLP. The process for such pre-approval is typically as follows: Audit Committee pre-approval is sought at one of the Committee’s regularly scheduled meetings following the presentation of information at such meeting detailing the particular services proposed to be performed. The authority to pre-approve non-audit services may be delegated by the Audit Committee to the Chairperson of the Audit Committee, who shall present any decision to pre-approve an activity to the full Committee at the first meeting following such decision. None of the services described above were approved by the Audit Committee pursuant to the exception provided by Rule 2-01(c)(7)(i)(C) under Regulation S-X.
The Audit Committee has reviewed the non-audit services provided by Grant Thornton LLP and has determined that the provision of such services is compatible with maintaining Grant Thornton LLP’s independence.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits
The following exhibits are filed with or incorporated by reference into this report, as noted.

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Asset Purchase Agreement, dated December 20, 2008, by and among Transcend Services, Inc., DeVenture Global Partners, Inc. d/b/a DeVenture Health Partners and Michael Deville	8-K	000-18217	2.0	December 23, 2008
2.2	Asset Purchase Agreement, dated March 26, 2009, by and among Transcend Services, Inc., Transcription Relief Services, LLC and R. Harvey, Inc.	8-K	000-18217	2.0	March 27, 2009
2.3	Stock Purchase Agreement, dated August 25, 2009, by and between Transcend Services, Inc. and Dorothy K. Fitzgerald.	8-K	000-18217	2.0	August 28, 2009
2.4	Agreement and Plan of Merger by and among Spryance, Inc. the Principal Stockholders listed on the Signature Pages hereto, The Stockholders’ Representative, Transcend Services Inc. and Transcend Acquisition Corporation dated October 21, 2010.	8-K	000-18217	10.1	October 26, 2010
2.5	Agreement and Plan of Merger by and among DTS America, Inc., the Principal Stockholders, the Stockholders' Representative, Transcend Services, Inc. and DTS Acquisition Corporation dated April 29, 2011.	8-K	000-18217	2.1	May 5, 2011
2.6	Agreement and Plan of Merger by and among Salar, Inc., the Principal Stockholders, the Stockholder Representative, Transcend Services, Inc. and Salar Acquisition Corporation dated July 29, 2011	8-K	000-18217	2.1	August 3, 2011

2.7	Agreement and Plan of Merger by and among Nuance Communications, Inc., Townsend Merger Corporation and Transcend Services, Inc. dated March 6, 2012	8-K	000-18217	2.1	March 7, 2012
3.1	Certificate of Incorporation	S-3	333-106446	4.1	June 25, 2003
3.2	Amendment to Certificate of Incorporation	8-K	000-18217	3.1	May 8, 2010
3.3	Amended and Restated Bylaws	8-K	000-18217	3.2	December 19, 2007
4.1	Stock Purchase Warrant granted to Premier Holding of Illinois, LLC dated October 27, 2004	10-K	000-18217	4.1	March 9, 2005
4.2	Promissory Note Payable dated January 31, 2005 for $3,500,000 in favor of Susan McGrogan	10-K	000-18217	4.3	March 9, 2005
4.3	Promissory Note dated as of March 1, 2005 between Transcend Services, Inc. and the Development Corporation of Abilene, Inc	10-Q	000-18217	4.1	July 28, 2005
4.4	Loan and Security Agreement dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.1	January 12, 2006
4.5	Acquisition Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.2	January 12, 2006
4.6	Revolving Promissory Note dated December 30, 2005 between Transcend Services, Inc. and HFG Healthco-4 LLC.	8-K/A	000-18217	4.3	January 12, 2006
4.7	Form of Indenture	S-3	333-162106	4.7	September 24, 2009
10.1*	1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.1	November 15, 1996
10.2*	Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, as Amended and Restated	S-8	333-16213	4.2	November 15, 1996
10.3*	2001 Stock Option Plan	10-K	000-18217	4.15	March 6, 2002
10.4*	2003 Stock Incentive Plan	10-Q	000-18217	4.3	July 29, 2004
10.5*	2004 Employee Stock Purchase Plan	10-Q	000-18217	4.4	July 29, 2004
10.6	Clinical Documentation Solution Agreement between Transcend Services, Inc. and MultiModal Technologies, Inc. effective September 28, 2004 (Confidential treatment has been requested for certain portions of this exhibit pursuant to Rule 24(b)(2) and accordingly, those portions have been omitted from this exhibit and filed separately with the Commission.)	10-K	000-18217	10.6	March 9, 2005
10.7*	2005 Stock Incentive Plan	10-Q	000-18217	10.1	July 28, 2005
10.8	Agreement for Financial Assistance dated March 1, 2005 between the Development Corporation of Abilene, Inc. and Transcend Services, Inc.	10-Q	000-18217	10.1	April 28, 2005
10.9	Option Agreement to Purchase Stock dated August 15, 2005 between Susan McGrogan and Transcend Services, Inc.	10-Q	000-18217	10.2	October 26, 2005
10.10	Transcend Services, Inc. Stock Purchase Warrant to Purchase Shares of Common Stock, $.05 Par Value.	8-K/A	000-18217	10.1	February 27, 2006
10.11	Amendment to Option Agreement to Purchase Stock between Susan McGrogan and Transcend Services, Inc. dated December 21, 2005.	10-K	000-18217	10.11	March 6, 2006
10.12*	2006 Executive Compensation Plan	10-K	000-18217	10.12	March 6, 2006
10.13	Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc. dated May 19, 2005.	10-K	000-18217	10.13	March 6, 2006
10.14	Lease Schedule No. 001R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated December 20, 2005.	10-K	000-18217	10.14	March 6, 2006

10.15	Lease Schedule No. 002R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated October 4, 2005.	10-K	000-18217	10.15	March 6, 2006
10.16	Lease Schedule No. 003R to Lease Agreement by and between Farnam Street Financial and Transcend Services, Inc., dated December 21, 2005.	10-K	000-18217	10.16	March 6, 2006
10.17	Promissory Note between Transcend Services. Inc. and Development Corporation of Abilene, Inc. dated December 1, 2008.	8-K	000-18217	99.1	January 2, 2009
10.18*	2007 Stock Incentive Plan	DEF14A	000-18217	A	April 12, 2007
10.19*	2009 Stock Incentive Plan	DEF14A	000-18217	A	April 6, 2009
10.20	Loan and Security Agreement, dated August 31, 2009, by and between Transcend Services, Inc., Medical Dictation Services, Inc. and Regions Bank	8-K	000-18217	10.1	September 3, 2009
10.21	Unsecured Promissory Note, dated August 31, 2009, issued by Transcend Services, Inc. to Dorothy K. Fitzgerald	8-K	000-18217	10.2	September 3, 2009
10.22	Registration Rights Agreement, dated August 31, 2009, between Transcend Services, Inc. and Dorothy K. Fitzgerald	8-K	000-18217	10.3	September 3, 2009
10.23	Transcription Services Agreement between Transcend Services, Inc. and Hospital Management Associates, Inc.	8-K	000-18217	10.1	September 17, 2009
10.24*	Form of Officer Restricted Stock Agreement (2010 Grants)	10-K	000-18217	10.25	March 3, 2010
10.25*	Form of Officer Restricted Stock Agreement (2009 Grants)	10-K	000-18217	10.26	March 3, 2010
10.26	Amendment to Loan and Security Agreement and Waiver, by and between Transcend Services, Inc., Medical Dictation Services, Inc. and Regions Bank, dated September 21, 2009	10-K	000-18217	10.27	March 3, 2010
10.27	Amendment to Loan and Security Agreement and Waiver, by and between Transcend Services, Inc., Medical Dictation Services, Inc. and Regions Bank, dated December 1, 2009	10-K	000-18217	10.28	March 3, 2010
10.28	Amendment to Loan and Security Agreement and Waiver, by and between Transcend Services, Inc., Medical Dictation Services, Inc. and Regions Bank, dated February 15, 2010	8-K	000-18217	10.1	February 19, 2010
10.29	Amendment to Loan and Security Agreement and Waiver, by and between Transcend Services, Inc. and Regions Bank, dated March 3, 2011	10-K	000-18217	10.30	March 15, 2011
10.30*	Declaration of Amendment to 2009 Stock Incentive Plan	8-K	000-18217	10.1	June 2, 2011
10.31#	Amended and Restated Clinical Documentation Solution Agreement, by and between Multimodal Technologies, Inc. and Transcend Services, Inc., dated August 10, 2011	8-K	000-18217	10.1	September 30, 2011
10.32	Sixth Amendment to Loan and Security Agreement, by and between Transcend Services, Inc. and Regions Bank, dated September 30, 2011	8-K	000-18217	10.1	October 3, 2011
10.35	Amended and Restated Revolving Note, dated September 30, 2011	8-K	000-18217	10.2	October 3, 2011
10.34	Waiver and Seventh Amendment to Loan and Security Agreement, by and between Transcend Services, Inc. and Regions Bank, dated November 2, 2011	8-K	000-18217	10.1	November 3, 2011

14.1	Transcend Services, Inc. Code of Business Conduct and Ethics Policy	10-K	000-18217	14.1	February 12, 2004
21.1	Subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP
+31.1	Certification of Chief Executive Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
+31.2	Certification of Chief Financial Officer of the Registrant Pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
+32.1	Certification of Chief Executive Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
+32.2	Certification of Chief Financial Officer of the Registrant Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

TRANSCEND SERVICES, INC.

April 26, 2012	By:	/s/ Larry G. Gerdes
Larry G. Gerdes,
Chief Executive Officer
(Principal Executive Officer)

April 26, 2012	By:	/s/ Lance Cornell
Lance Cornell,
Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: April 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LARRY G. GERDES Larry G. Gerdes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 26, 2012

/S/ LANCE B. CORNELL Lance B. Cornell	Chief Financial Officer (Principal Financial and Accounting Officer)	April 26, 2012

/S/ JOSEPH G. BLESER Joseph G. Bleser	Director	April 26, 2012

/s/ JOSEPH P. CLAYTON Joseph P. Clayton	Director	April 26, 2012

/S/ JAMES D. EDWARDS James D. Edwards	Director	April 26, 2012

/S/ WALTER S. HUFF, JR. Walter S. Huff, Jr.	Director	April 26, 2012

/S/ CHARLES E. THOELE Charles E. Thoele	Director	April 26, 2012